Form 10KSB
period 2002-12-31
GLOBAL BUSINESS RESOURCES INC
filed 2003-03-10
CIK 1145019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number

GLOBAL BUSINESS RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Delaware	65-1048794
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Boca Place, Suite 112E Boca Raton, Florida (Address of principal executive offices)	33431 (Zip Code)

(561)981-8210
(Registrant''s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:   None

Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.00001 par value (Title of class)
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant's revenue for the fiscal year ended December 31, 2002: $ 87,691.

Of the 9,945,000 shares of voting stock of the registrant issued and outstanding as of March 10, 2003, 980,000 shares are held by non-affiliates. Because of the absence of an established trading market for the voting stock, the registrant is unable to calculate the aggregate market value of the voting stock held by non-affiliates as of a specified date within the past 60 days.

There were 9,945,000 shares of the registrant’s common stock outstanding as of March 10, 2003.

DOCUMENTS INCORPORATED BY REFERENCE:        None

Transitional Small Business Disclosure Format:      Yes   [  ]      No   [X]

SUMMARY TABLE OF CONTENTS SUMMARY TABLE OF CONTENTS

PART I

Item 1.	Description of Business.

Item 2.	Description of Property.

Item 3.	Legal Proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Item 6.	Management's Discussion and Analysis or Plan of Operation.

Item 7.	Financial Statements.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Item 10.	Executive Compensation.

Item 11.	Security Ownership of Certain Beneficial Owners and Management.

Item 12.	Certain Relationships and Related Transactions.

Item 13.	Exhibits, List and Reports on Form 8-K.

PART I

Forward Looking Statements

This Form 10-KSB includes “forward looking statements”. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-KSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), demand for the Company’s products and services, expansion and growth of the Company’s business and operations, and other such matters are forward looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company’s expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward looking statements made in this Form 10-KSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

ITEM 1.      Description of Business

We were incorporated in Delaware on October 20, 2000. We are authorized to issue two classes of capital stock, which are common stock and preferred stock. Our total authorized common stock is 50,000,000 shares, $0.0001 par value. Our total authorized preferred stock is 10,000,000 shares, $0.0001 par value. We currently have 9,945,000 common shares outstanding and no preferred shares outstanding.

On October 25, 2000, we restructured and consummated a Share Exchange Agreement and Reorganization. Pursuant to the agreement, the shareholders of GBR-FL tendered all issued and outstanding shares of their common stock of GBR-FL to us in exchange for 7,000,000 shares of our common stock. Peter Goldstein, our sole officer, sole director and principal shareholder was the sole officer, sole director and sole shareholder of GBR-FL. GBR-FL is now our wholly owned subsidiary.

We were formed to provide management consulting services to a broad range of small and medium sized businesses that enables our clients to effectively increase profitability as well as advance the development of their businesses. Our business is focused on business and strategic planning for small to medium sized businesses. Once we determine a viable strategic plan for our clients, we design, develop and implement systems to improve the efficiencies and profitability of our client. After creating an initial strategy, we design and develop objectives that can be adapted over time to meet our clients’ evolving needs. We also assist our clients in implementing these strategies by linking the objectives with varied controls and systems and deploying the applications. We refer to the strategies that we develop and implement through our consulting services as “solutions” because our clients use these services to solve business problems and achieve business goals.

Our current business strategy and our business strategy for the future is to provide business consulting We plan to undertake these services by initially examining a client’s corporate structure looking towards a way to streamline its operations, organization, or reporting structures. Once a structure is ascertained we will then design, develop and implement systems, procedures and controls to improve our client’s efficiencies and profitability. We will retain business strategy consultants as needed in order to assist our clients in the evolving market places and technologies. We refer to this as the strategy-led approach.

As part of our consulting services, we will help our clients identify business objectives and create and prioritize a portfolio of initiatives to increase the profitability and efficiency of their businesses. We design these initiatives to offer a variety of ways to maximize profitability in the new economic environment that has resulted from the widespread acceptance of technology.

After creating an initial strategy, we architect and build scalable objectives that can be adapted over time to meet our clients’ evolving needs. We assist our clients in implementing these strategies by linking the strategies with varied controls and systems and deploying the applications. We refer to the strategies that we develop and implement as well as our consulting services as “solutions” because our clients use these services to solve business problems or achieve business goals.

Our objective is to become a leader of small to medium sized business-consulting services. Our business strategy for accomplishing this objective includes to attracting and retaining outstanding professionals on an as needed basis, develop long-term client relationships, serve cutting-edge clients and enhancing and extending our service offerings and building our corporate image.

Our principal executive offices are located at One Boca Place, Boca Raton, Florida 33431. Our telephone number is (561) 981-8210.

Marketing Strategy

We will rely to a significant extent on the initial efforts of our sole executive officer and sole director, Peter Goldstein, to market our services. As we generate additional working capital we will shift our dependence to new officers and principals, outside employees and consultants retained by us to market our services. We will encourage our consultants to generate new business from both existing and new clients, and reward our consultants with increased compensation and promotions for obtaining new business. In pursuing new business we will focus on emphasizing our reputation and experience, while also promoting the expertise of the particular outside employee who may work on the project.

Business Strategy

Our strategy is to become a leading provider of business consulting services to small and medium size companies. We may deliver our services through the services of Peter Goldstein, our sole officer and employee or through the use of outside consultants with varied backgrounds in business strategy, operational, financial, and organizational management experience. Because these consultants have different skills and work closely together throughout a client engagement, we refer to them as being “integrated” and “multi-disciplinary.” In the past, we have used consultants on a part time basis to assist us with servicing our clients. Such consultant and all future consultants will be paid on an hourly basis and have the right to work for other companies. Our integrated, multi-disciplinary approach will allow us to deliver high quality initiatives without the time delays and increased costs associated with handing off a project from one team to another.

Our strategy-led approach includes:

o	analyzing the client's industry, business model and goals;
o	developing a portfolio of solutions in the context of an overall business strategy; and
o	developing and launching various objectives in a sequence that is designed to maximize profitability and shareholder value over the long term.

Our commitment to entrepreneurial innovation allows us to provide our clients with professional services from consultants who have extensive small to medium size business experience. Our delivery model is based upon a proprietary methodology that we call Profit design. This methodology is designed to ensure that we:

*	involve all of our competencies in each phase of our engagements;
*	take advantage of the standards, benchmarks and approaches we have developed; and
*	follow detailed control procedures that are designed to ensure that we are delivering high quality solutions.

Acquisition Strategy

We also intend to acquire small to medium sized companies in the business sector which will assist us in servicing our clients and expanding our portfolio of clients. Such businesses will include, but not be limited to, business planning firms, strategic planning firms, management consulting firms, reorganization consulting firms and business valuation companies. There are no income or size requirements for these potential acquisitions although we are not attempting to acquire any company that is too large for us to handle their clientele. At this time, we do not have any potential acquisitions and we have no time frame for the purchase of any companies. Upon effectiveness of this registration statement, we will begin developing an outline for potential acquisition candidates. Any acquisition will be undertaken on a share exchange basis and at this time we have no intention of paying for any acquisition through the use of our funds.

If, during the course of the selling security holder offering, a material acquisition becomes probable, we will be required to file a post-effective amendment to this registration statement to update the prospectus to include financial information and other corporate information about the acquiree. The offering under the registration statement will need to be stopped until the post effective amendment becomes effective.

Consulting Industry & Competition

The business consulting industry in the United States is intensely competitive, highly fragmented and subject to rapid change. In general, there are few barriers to entry into our markets, and we expect to face additional competition from new entrants into the business consulting industries. We believe that the principal competitive factors in our market to be reputation, analytical ability, industry experience, service and price. We compete primarily with other business and management consulting firms, specialized or industry specific consulting firms, the consulting practices of large accounting firms such as Arthur Anderson’s former consulting arm now known as ACCENTURE, and the internal professional resources of existing and potential clients. Furthermore, many of our competitors have international reputations as well as significantly greater personnel, financial, managerial, technical and marketing resources than we do. In addition, many of our competitors also have a significantly greater geographic presence than we do. We may be unable to compete successfully with our existing competitors or with any new competitors.

ITEM 2.      Description of Property

We currently operate our primary business office at the premises located at One Boca Place, Suite 112E, Boca Raton, Florida. We recently entered into a sublease agreement for such premises with Envirokare Tech, Inc., a non related third party. The sublease is for the period commencing on March 1, 2002 and terminating on February 28, 2004. The sublease provides us with 1 office and non-exclusive use of the conference room and common areas. The monthly rent is $1,000. The sublease provides that we can terminate upon 30 days prior written notice. This space is presently sufficient for our operations.

ITEM 3.      Legal Proceedings

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

ITEM 4.      Submission of Matters to a Vote of Security Holders

NONE

PART II

ITEM 5.      Market For Common Equity and Other Shareholder Matters.

The Company is not aware of any existing trading market for its common stock. The Company’s common stock has never traded in a public market. The Company has a market maker which has filed an application to the NASD for the Company’s shares to be quoted on the OTC Bulletin Board. The Company’s application to the NASD consists of current corporate information, financial statements and other documents as required by Rule 15c211 of the Securities Exchange Act of 1934, as amended. Inclusion on the OTC Bulletin Board permits price quotation for the Company’s shares to be published by such service.

If and when the Company’s common stock is traded in the over-the-counter market, most likely the shares will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the Exchange Act”), commonly referred to as the “penny stock” rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer’s net tangible assets; or exempted from the definition by the Commission. If the Company’s shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, the monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker dealers to trade and/or maintain a market in the Company’s common stock and may affect the ability of shareholders to sell their shares.

Dividend Policy

The Company has not declared or paid cash dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain and reinvest future earnings, if any, to finance its operations.

Item 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

General

We are a business consulting firm that applies our services to a broad range of clients that will enable companies to effectively increase profitability as well as advance the development of their businesses. We provide original and authoritative advice for clients involved in many high-stakes matters, such as acquisitions, new product introductions and general corporate strategies.

We derive revenues principally from professional services rendered by our employee. In most instances, we charge clients on a time-and- materials basis and recognize revenues in the period when we provide our services. We charge consultants’ time at hourly rates and on a per project basis. However, in the future, as we retain the services of additional outside employee consultants with differing skills, our hourly rates may vary from consultant to consultant depending on a consultant’s position, experience and expertise, and other factors. Outside experts will not bill clients directly for their services, all of the billing will be done through our office. As a result, we will generate substantially all of our own professional services fees from the work of our own full-time consultants. Factors that affect our professional services fees include the number and scope of client engagements, the number of consultants employed by us, the consultants’ billing rates, and the number of hours worked by the consultants.

On October 25, 2000, we restructured and consummated a Share Exchange Agreement and Reorganization. Pursuant to the agreement, the shareholders of GBR-FL tendered all issued and outstanding shares of their common stock of GBR-FL to us in exchange for 7,000,000 shares of our common stock. Peter Goldstein, our sole officer, sole director and principal shareholder was the sole officer, sole director and sole shareholder of GBR-FL. GBR-FL is now our wholly owned subsidiary.

Management's Plan of Operations

Our past clients were comprised of small to medium sized enterprises located throughout Florida. We were successful in introducing our business consulting services in the South Florida region and believe that we will be able to continue to do so in the future. Our marketing strategy with respect to our search for potential business consulting opportunities includes referrals from consultants, advisors, venture capitalists, members of the financial community and others who may present management with unsolicited proposals.

We may expand the number of outside consultants and employees as needed to service our clients. This expansion may be accomplished by increasing our business consulting revenue stream. We intend to acquire other businesses which operate in the business consulting industry. We believe that when such acquisitions are combined with our present business consulting services, we will realize other economic benefits due to increased economies of scale which will consolidate our expenses and in turn enhance our profit structure.

There are no known trends or events which are likely to have a material impact on our short term liquidity, long term liquidity or revenues. Due to the nature of our business there are no seasonal aspects that will have a material effect on our operations. In addition, we do not have any internal or external sources of liquidity, any material commitments for capital expenditures or any significant elements of income or loss that do not arise from our ongoing operations.

From inception to December 31, 2002, we received approximately $130,000 in revenues from activities that we will no longer be providing to our clients. The additional revenues of $146,253 earned by us to date were generated by the business consulting services which we will provide to our future clients.

12 Month Plan of Operations

Over the next twelve (12) months, we will focus on the development of potential contracts and new business. We will continue to grow and develop our market share with a marketing plan focused on our core business. The constant focus of our management team includes identifying, cultivating and attracting both new and existing clients, promoting cost-effective services and the availability and accessibility of executive management.

We may use additional employees, including part-time clerical assistance, on an as-needed basis. We will use outside advisors, consultants and experts as required to service our clients in the most efficient manner. Such consultants will be hired if the revenues received from our consulting services justifies the cost to us of hiring the consultant. We believe we will be able to operate in this manner and to continue our search for business opportunities during the next twelve months.

During the next twelve months, we will continue to search for business opportunities and acquisitions in the business consulting and related industries. Any such acquisition will be undertaken by the issuance of our shares to the acquired company and its shareholders. At this time, we do not intend to use any of our funds in the next twelve months to acquire another entity.

Recent Financial Results for the Twelve Months Ending December 31, 2002 and 2001

Revenues for the Twelve Months Ending December 31, 2002 were $87,691. This represents a decrease of $100,871 as compared to revenues of $188,562 for the Twelve Months Ending December 31, 2001. Net loss from operations for the Twelve Months Ending December 31, 2002 was ($112,408) or ($0.0113) per share as compared to a net loss of ($45,040) or ($0.0045) per share from operations for the Twelve Months Ending December 31, 2001. The principal cause for this change was due to a decrease in revenues as a result in our not retaining any new or past client contracts for consulting services.

Selling, General and Administrative. Selling, general and administrative expenses decreased by $22,994 to $145,735 for the Twelve Months Ending December 31, 2002 from $168,729 in the Twelve Months Ending December 31, 2001. As a percentage of revenues, general and administrative expenses decreased to 111% of revenues for the Twelve Months Ending December 31, 2002 from 60% of revenues for the Twelve Months Ending December 31, 2001.

The majority of selling expenses incurred are due to costs of travel, business development, marketing efforts and legal and accounting fees. We anticipate that these selling expenses will continue into the foreseeable future and may grow since these expenses are a requirement of further expanding our client and referral base. Our business is developed on personalized service and referrals which will continue to require similar selling expenses during this phase of our business development. The compensation to our Chief Executive Officer has not had an effect on operations since he has had a nominal salary during this period, specifically $45,554 for the Twelve Months Ending December 31 2002, $54,000 in 2001 and $0 in 2000. We do not anticipate that his compensation will have an affect in the future since he is only taking a salary when funds are available from revenue after meeting all our operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our financing activities used cash of $112,105 in fiscal 2002 and $25,660 for fiscal 2001. A principal use of cash for financing activities in those years was payment of operational activities. In fiscal 2000, our financing activities provided cash of $49,000. This consisted primarily of the net proceeds from the issuance of our stock to 28 investors.

As of the Twelve Months Ending December 31, 2002, we had cash of $1,026 and working capital of $1,026.

Peter Goldstein, our sole officer, director and principal shareholder has agreed to fund our operations until we receive revenues and/or Mr. Goldstein has the financial means to finance such operations.

Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, including without limitation, data contained in our records and other available data from third parties, but there can be no assurance that our expectations, beliefs or projections will result, or be achieved, or be accomplished.

Item 7      FINANCIAL STATEMENTS

The Financial Statements of Global Business Resources, Inc., and Notes to Financial Statements together with the Independent Auditor’s Report of Robert Jarkow, Certified Public Accountant, 3111 North Andrews Avenue, Ft. Lauderdale, Florida 33309, required by this Item 7 commence on page F-1 hereof and are incorporated herein by this reference. The financial statements filed as part of this Annual Report on Form 10-KSB are listed in the Index to Financial Statements below:

GLOBAL BUSINESS RESOURCES, INC.
CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2002 and 2001

Global Business Resources, Inc.

Table of Contents

ROBERT JARKOW

CERTIFIED PUBLIC ACCOUNTANT

3111 North Andrews Avenue
Fort Lauderdale, Florida 33309

(954) 630-9070

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Global Business Resources, Inc.

I have audited the accompanying consolidated balance sheets of Global Business Resources, Inc. as of December 31, 2002 and 2001 and the consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Business Resources, Inc. as of December 31, 2002 and 2001, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

February 5, 2003

                         GLOBAL BUSINESS RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2002 and 2001

                                                                               2002           2001

                                     ASSETS
Current Assets

      Cash                                                                  $  1,026          $ 10,583

                                                                            --------          --------
                                                                            $  1,026          $ 10,583
                                                                            ========          ========

              LIABILITY AND SHAREHOLDERS' DEFICIT

Current liability

      Note payable to sole executive officer                                $102,548

      Payroll taxes payable                                                 $                    8,507
                                                                            --------          --------
                                                                             102,548             8,507
                                                                            --------          --------

Shareholders' Equity

      Preferred stock-par value $.0001; 10,000,000 shares
           authorized-none issued                                                                    0

      Common stock-par value $.0001; 50,000,000 shares authorized,
           9,945,000 issued and outstanding at December 31, 2001 and 2000    122,735           113,925

      Deficit                                                               -224,257          -111,849
                                                                            --------          --------
            Total shareholders' (deficit) equity                            -101,522             2,076
                                                                            --------          --------
                                                                            $  1,026          $ 10,583
                                                                            ========          ========

   The accompanying notes are an integral part of these financial statements.

                                      -2-

                         GLOBAL BUSINESS RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     Years Ended December 31, 2002 and 2001

                                                           2002              2001
                                                   ------------------      -------------------

Revenue                                                 $87,691                 $188,562
                                                   ------------------      -------------------

Expenses

      Compensation of sole executive officer
           Salary                                        45,554                   54,000
           Stock from reverse acquisition                 8,810                   10,873

      Selling, general, and administrative expenses     145,735                  168,729

                                                    ------------------      -------------------
            Total expenses                              200,099                  233,602

                                                    ------------------      -------------------
      Net (loss)                                      -$112,408                 -$45,040
                                                    ==================      ===================

(Loss) per common share-basic                          -$0.0113                 -$0.0045
                                                    ==================      ===================

Weighted - average common shares outstanding          9,945,000                9,945,000
                                                    ==================      ===================

   The accompanying notes are an integral part of these financial statements.

                                      -3-

                         GLOBAL BUSINESS RESOURCES, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                     Years Ended December 31, 2002 and 2001

                                                                          Common Stock
                                                               ----------------------------------
                                                                    Shares          Amount        Deficit
                                                               ----------------   ---------------  -----------

Balance December 31, 2000                                         9,945,000         124,052       -66,809

      Return of capital                                                                           -21,000

      Executive compensation-stock from reverse acquisition          10,873

      Net (loss) for the year ended December 31, 2001                                             -45,040
                                                                  ---------       ---------       ----------

Balance December 31, 2001                                         9,945,000         113,925       -111,849

      Executive compensation-stock from reverse acquisition
                                                                      8,810

      Net (loss) for the year ended December 31, 2002                                             -112,408

                                                                  ---------       ---------       ----------
Balance December 31, 2002                                         9,945,000       $ 122,735        -$224,257
                                                                  =========       =========       ==========

   The accompanying notes are an integral part of these financial statements.

                                      -4-

                         GLOBAL BUSINESS RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Years Ended December 31, 2002 and 2001

                                                                        2002           2001
                                                                      ----------    ----------

Cash flows from operating activities
         Net (loss)                                                   -$112,408      -$45,040
         Adjustments to reconcile net (loss) to net cash
           used in operating activities
                 (Decrease) increase in payroll taxes payable           -8,507          8,507
                 Stock from reverse acquisition                          8,810         10,873
                                                                      --------       --------

                      Net cash (used) by operating activities         -112,105        -25,660

Cash flows from financing activities
         Return of capital                                                            -21,000
         Note payable to sole executive officer                        102,548
                                                                      --------       --------

                      Net cash provided by financing activities        102,548        -21,000

Net increase (decrease) in cash                                         -9,557        -46,660

Cash - beginning                                                        10,583         57,243
                                                                      --------       --------

Cash - ending                                                         $  1,026       $ 10,583
                                                                      ========       ========

Non cash transactions

         Interest                                                     $    850
                                                                      ========

         Stock from reverse acquisition                               $  8,810       $ 10,873
                                                                      ========       ========

   The accompanying notes are an integral part of these financial statements.

                                      -5-

GLOBAL BUSINESS RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

Note 1.      Nature of Business

The Company provides business consulting services to small-medium sized entities. The Company designs, develops and implements systems to increase profitability, enhance efficiencies and advance the development of its client companies.

Note 2.      Summary of Significant Accounting Policies

History and Basis of Presentation

Global Business Resources. Inc. was incorporated in the State of Delaware, on October 20, 2000 and issued 1,965,000 shares of common stock. On October 25, 2000, the Company acquired Global Business Resources. Inc. a Florida corporation (incorporated December 1996 and began business in 1999) in an exchange for stock. The Company issued 7,000,000 shares of stock for 100% of the outstanding stock of the Florida corporation and became a wholly owned subsidiary.

The transaction was accounted as a capital transaction and not a business combination because the stockholders of both companies were identical. Accordingly, the recorded assets, liabilities, and operations of the Florida company were carried forward at historical amounts and the equity has been restated to give effect to the transaction from inception.

All significant intercompany transactions and balances have been eliminated.

Revenue Recognition

The Company recognizes revenues when services are performed. All revenue is received in advance on a monthly basis and is earned during that period.

Use of Estimates

Use of estimates and assumptions by management is required in the preparation of financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates and assumptions.

GLOBAL BUSINESS RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

Note 2.      Summary of Significant Accounting Policies (continued)

(Loss) Per Share

Basic (loss) per share equals net (loss) divided by the weighted average shares outstanding during the period. There are no items to give rise to diluted shares.

Note 3.      Operating Facilities

The Company’s office and operating facility, including equipment (consisting of computers, copier, fax machine, desk and telephone) are provide by the majority shareholder at no cost to the Company. These amounts of approximately $1,000 per year and are immaterial and accordingly, are not recorded as an expense or a contribution to capital. The computation of the expense is based on the allocation between personal and business use of equipment cost over a 3 year period. The office is located in the sole officer’s and employee’s residence and the cost is allocated on a square footage use which is minimal. There is no secretarial staff or other personnel utilizing this equipment and facility.

Note 4.      Major Customers

Major Customers -The Company sells its services to a limited number of customers. One customer generated $96,000 for the year ended December 31, 2001. Another customer generated $31,000 for the year ended December 31, 2001. None of the Company’s major customers are related parties to the Company.

Note 5.      Income taxes

At December 31, 2002 and 2001, the Company had net operating loss carryforwards, of approximately $224,000 and $112,000, respectively, expiring through 2017. The deferred tax benefit of the net operating loss carryforwards, of approximately $45,000 at December 31, 2002, have been fully reserved for due to the uncertainty of its recognition.

At December 31, 2002 and 2001, there are no other items that give rise to deferred income taxes.

GLOBAL BUSINESS RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

Note 6.      Common Stock

Return of capital for $21,000 was due to the return of initial capital need to fund the Company. No stock was returned to treasury because all stock was paid in full.

Note 7.      Employment Policies

The Company’s policy for vacation is two weeks per year and must be taken in the year earned or is lost. Sick pay compensation is five days per year. No vacation or sick leave has been taken. Accordingly, the Company has not accrued a liability for vacation or sick pay compensation.

Note 8.      Executive Compensation

Non cash compensation to the sole executive officer in the form of stock was retained by the sole executive officer from companies that were owned by such officer, and received from such companies upon the sale of these companies to third parties (reverse acquisitions of public shells). The stock was recorded as compensation to the sole executive officer and was valued at the per share sale price of the entity sold.

PART III

ITEM 9.      Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors.

The current executive officers, key employees and directors of the Company are as follows:

MANAGEMENT

Directors and Executive Officers

The following sets forth the age and position held by our sole director and sole executive officer as of the date of this prospectus:

Name	Age	Positions and Offices Held

Peter Goldstein	39	Chairman, President CEO and Director

PETER J. GOLDSTEIN has been our Chairman of the Board, President, CEO and our sole director since our inception in 1996. In such capacity, Mr. Goldstein spends at least forty hours per week on our business and will continue to work full time in the future. Mr. Goldstein provides essential professional business consulting services for small to medium sized entrepreneurial companies. Mr. Goldstein was a partner in GreenGold International Corporation from 1998 to 2000, a management consulting firm headquartered in Miami, Florida. GreenGold is a business consulting company specializing in business analysis, strategic planning and corporate re-engineering of small to mid-sized companies. While employed by us, Mr. Goldstein attended the University of Miami from 1996 to 1998 during which time he earned a Masters of Business Administration degree in International Business. Mr. Goldstein is also the sole partner and owner of Goldco Properties Ltd. which is an investment holding company which Mr. Goldstein owns to manage his investments.

Peter Goldstein is also the beneficial owner, through the holdings of his wife, Shelly Goldstein, of a number of companies which may be deemed “shell companies.” Through the use of such companies, Mr. Goldstein has assisted both some of our clients as well as third parties in going public by conducting reverse acquisitions. On January 8, 2001, one of Mr. Goldstein’s companies, Focus Financial Inc., effectuated a reverse merger with The National Companies Inc., one of our clients. On March 2, 2001 one of our clients Equity Management Partners LLC was merged into Technology Ventures Group, Inc., another one of Mr. Goldstein’s companies. On May 1, 2002, one of our clients, Teda Hotels Management Limited, was merged into one of Mr. Goldstein’s companies, Gaige Financial Group, Inc. In addition, on March 17, 2000, Mr. Goldstein merged in another one of his companies, Provence Capital Corporation with an independent third party, Precom Technology Inc. Mr. Goldstein also has the following additional “shell” companies: Warrensburg Enterprises, Inc. and Baxter Capital Company, Inc. At this time, neither of these companies have entered into a merger agreement with one of our clients or an independent third party. Black Diamond Industries, Inc., another “shell” company owned by Mr. Goldstein, recently merged with DDS Holdings, Inc. an independent third party who was not one of our clients.

Mr. Goldstein is also an officer, director and shareholder of a number of inactive companies which may require Mr. Goldstein's active participation in the future. He also has investment holdings in other private and public companies which do not require Mr. Goldstein's active participation.

BOARD COMMITTEES

Our board of directors has established no committees. Compliance with Section 16(a) of the Securities Exchange Act of 1934 Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers and directors and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the “Commission”) initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of Common Stock and other equity securities of the Company on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company’s knowledge, Mr. Goldstein comprising all of the Company’s executive officers, directors and greater than 10% beneficial owners of its common Stock, have complied with Section 16(a) filing requirements applicable to them during the Company’s most recent fiscal year.

ITEM 10.      EXECUTIVE COMPENSATION

The following table sets forth the cash and non-cash compensation paid by the Company to its Chief Executive Officer and all other executive officers for services rendered.

Compensation of Directors

Our directors will not receive compensation for services on our board of directors or any board committees, but directors may be reimbursed for certain expenses in connection with attendance at our board and committee meetings.

Executive Compensation

Peter Goldstein received 1,965,000 shares of our common stock as founder’s shares. Although there are no employment agreements in place, he will be paid compensation based upon adequate cash flow derived from our consulting revenues. In 2001, he received $54,000 and he has received a total salary of $45,554 for the year ended December 31, 2002. Peter Goldstein also received compensation from us of 100,000 shares of National Companies, Inc. in 2001.

Stock Option Plans

We have not adopted any stock option plans as of the filing of this registration statement.

ITEM 11.      SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

The following table sets forth certain information as of March 10, 2003 regarding ownership of our common stock (i) by each person known by us to be a beneficial owner of more than 5% of our outstanding common stock, (ii) by each of our directors, (iii) by certain related stockholders and (iv) by all of our executive officers and directors as a group. All persons named have sole voting and investment power with respect to such shares, subject to community property laws, and except as otherwise noted. As of March 10, 2003, there were 9,945,000 shares of our common stock outstanding. The percentage of beneficial ownership calculation below is based upon the 9,945,000 shares that currently are entitled to vote on all our shareholder issues.

Title of Class	Name and Address of Beneficial Owner	Number of Total Shares	% of Ownership

Common Stock, $.0001 Par Value	Peter Goldstein 22154 Martella Avenue Boca Raton, Florida 33433	8,965,000	90.01%

Common Stock, $.0001 Par Value	All Directors, Officers and 5% Shareholders as a Group	8,965,000	90.01%

Item 12.      Certain Relationships and Related Transactions

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

From December 31, 2001, to December 31, 2002, we borrowed $102,548 from Peter Goldstein, our sole officer and director. Such notes are due and payable on March 31, 2003 and bear interest at a rate of 7%.

On July 12, 2002, Teda Hotels Management Company Limited merged into one of our clients, Gaige Financial Group, Inc. Shelley Goldstein, Peter Goldstein’s wife, was the sole officer and director of Gaige and owns 655,000 shares of the merged entity. We will no longer be involved in such transactions where we use an affiliated company to effectuate a reverse merger and will concentrate our efforts on our corporate consulting business.

Item 13.      Exhibits and Reports on Form 8-K

(a)      The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

EXHIBIT INDEX

3.1	Articles of Incorporation, filed November 18, 1999 (1)
3.2	Bylaws (1)

(1)    Incorporated by reference to the Company's Registration Statement on Form 10-SB.

Item 14.      Controls and Procedures

Evaluation of disclosure controls and procedures

The company’s principal executive officer and principal financial officer evaluated the company’s disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing of this annual report (the Evaluation Date). Based on that evaluation, the principal executive officer and principal financial officer of the company concluded that, as of the Evaluation Date, the disclosure controls and procedures in place at the company were adequate to ensure that information required to be disclosed by the company, including its consolidated subsidiaries, in reports that the company files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although the company’s principal executive officer and principal financial officer believe the company’s existing disclosure controls and procedures are adequate to enable the company to comply with its disclosure obligations, the company intends to formalize and document the procedures already in place and establish a disclosure committee.

Changes in internal controls

The company has not made any significant changes to its internal controls subsequent to the Evaluation Date. The company has not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  Global Business Resources, Inc.

By:	/s/ Peter Goldstein PETER GOLDSTEIN President, CEO, Secretary and Director

Dated:     March 10, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Peter Goldstein PETER GOLDSTEIN	President, CEO, Secretary and Director	Dated: March 10, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
AND CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF
THE SARBANES-OXLEY ACT OF 2002

I Peter Goldstein certify that:

1.	I have reviewed this annual report on Form 10-KSB of GLOBAL; BUSINESS RESOURCES,INC.

2.	Based on my knowledge, this yearly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this yearly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this yearly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this yearly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this yearly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date with 90 days prior to the filing date of this yearly report (the “Evaluation Date”); and

c)	presented in this yearly report my conclusions about effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.	I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors and material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	I have indicated in this yearly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:     March 10,  2003

/s/ Peter Goldstein Peter Goldstein Chief Executive Officer, President Secretary and Director