Form 10QSB
period 2003-03-31
GLOBAL BUSINESS RESOURCES INC
filed 2003-05-15
CIK 1145019

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         For the transition period from

                          Commission File No. 333-67990

                         GLOBAL BUSINESS RESOURCES, INC.
        (Exact name of small business issuer as specified in its charter)

            Delaware                                       65-1048794
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

              One Boca Place, Suite 112E, Boca Raton, Florida 33431
                    (Address of Principal Executive Offices)

                                  (561)981-8210
                           (Issuer's telephone number)

      (Former name, address and fiscal year, if changed since last report)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes [ X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 15, 2003: 9,945,000 shares of common stock outstanding, $0.0001 par value.




                          GLOBAL BUSINESS RESOURCES, INC.
                                 AND SUBSIDIARY
                                  CONSOLIDATED
                              FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2003



                          GLOBAL BUSINESS RESOURCES, INC.
                                 AND SUBSIDIARY



CONTENTS


PAGE                2         CONSOLIDATED  BALANCE  SHEETS  FOR THE THREE
                              MONTHS  ENDED  MARCH 31,  2003 AND 2002
                              (UNAUDITED) AND DECEMBER 31, 2002

PAGE                3         CONSOLIDATED  STATEMENTS OF OPERATIONS FOR THE
                              THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                              (UNAUDITED)

PAGE                4         CONSOLIDATED  STATEMENTS  OF CASH FLOWS FOR THE
                              THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                              (UNAUDITED)

PAGES             5 - 7       NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                              STATEMENTS AS OF MARCH 31, 2003 (UNAUDITED)


                         GLOBAL BUSINESS RESOURCES, INC.

                           Consolidated Balance Sheets

                  March 31, 2003 and 2002 and December 31, 2002


                                                                       December 31,           March 31,
                                                                                        ------------------------
                                                                          2002            2003          2002
                                                                      -------------     ----------    ----------

                               ASSETS

Cash                                                                        $1,026         $3,777        $1,026

                                                                      -------------     ----------    ----------
                                                                            $1,026         $3,777        $1,026
                                                                      =============     ==========    ==========

                       LIABILITY AND SHAREHOLDERS' EQUITY

Current liability

   Notes payable                                                          $102,548       $135,598      $102,548
                                                                      -------------     ----------    ----------
       Total current liability                                             102,548        135,598       102,548



Preferred stock-par value $.0001; 10,000,000 shares authorized-none issued                      0             0

Common stock-par value $.0001; 50,000,000 shares authorized,
     9,945,000 issued and outstanding at March 31, 2003 and 2002
     and December 31, 2002                                                 122,735        122,735       122,735

Deficit                                                                   -224,257       -254,556      -224,257
                                                                      -------------     ----------    ----------
      Total shareholders' (deficit)                                       -101,522       -131,821      -101,522
                                                                      -------------     ----------    ----------
                                                                            $1,026         $3,777        $1,026
                                                                      =============     ==========    ==========



   The accompanying notes are an integral part of these financial statements.


                         Global Business Resources, Inc.

                      Consolidated Statements of Operations

               For the Three Months Ended March 31, 2003 and 2002


                                                                   2003          2002
                                                               -----------    ----------
Revenues                                                               $0        53,186
                                                               -----------    ----------

Expenses:


   Compensation of officer                                         12,031         8,926

   Selling, general, and administrative                            18,268        43,526
                                                               -----------    ----------

         Total expenses                                            30,299        52,452
                                                               -----------    ----------

   Net (loss) income                                             -$30,299          $734
                                                               ===========    ==========


Weighted average of common shares outstanding                   9,945,000     9,945,000
                                                               ===========    ==========

(Loss) per common share                                           $0.0006       $0.0001
                                                               ===========    ==========






   The accompanying notes are an integral part of these financial statements.


                         GLOBAL BUSINESS RESOURCES, INC.

            CONSOLIDATED STATEMENT OF CHANGE IN SHAREHOLDERS' EQUITY

                                 March 31, 2003

                                                                   Common Stock
                                                          ------------------------------
                                                              Shares           Amount        Deficit
                                                          ----------------   -----------    ----------

Balance December 31, 2000                                       9,945,000      $124,052      -$66,809

      Return of capital                                                         -21,000

      Executive compensation-stock from reverse acquisition                      10,873

      Net (loss) for the year ended December 31, 2001                   -             -       -45,040
                                                          ----------------   -----------    ----------

Balance December 31, 2001                                       9,945,000       113,925      -111,849

      Executive compensation-stock from reverse acquisition                       8,810

      Net (loss) for the year ended December 31, 2002                                        -112,408

                                                          ----------------   -----------    ----------
Balance  December 31, 2002                                      9,945,000       122,735      -224,257

      Net (loss) for the three months ended March 31, 2003                                    -30,299

                                                          ----------------   -----------    ----------
Balance March 31, 2003                                          9,945,000      $122,735     -$254,556
                                                          ================   ===========    ==========


   The accompanying notes are an integral part of these financial statements.


                         GLOBAL BUSINESS RESOURCES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

               For the three months ended March 31, 2003 and 2002



                                                                  2003            2002
                                                                ----------     -----------

Cash flows from operating activities
     Net income (loss) income                                    -$30,299            $734
                                                                ----------     -----------
     Adjustments to reconcile net (loss) to net cash
       used in operating activities
          Increase in notes payable                                33,050           7,134
          Decrease in payroll taxes payable                             0          -8,507
                                                                ----------     -----------

               Net cash provided (used) by operating activities     2,751            -639
                                                                ----------     -----------


Net increase (decrease) in cash                                     2,751            -639

Cash - beginning of period                                          1,026          10,583
                                                                ----------     -----------

Cash - ending of period                                            $3,777          $9,944
                                                                ==========     ===========



   The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003


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

Note 3. Operating Facilities

     The Company's office and operating facility, including equipment (consisting of computers, copier, fax machine, desk and telephone) are provide by the majority shareholder at no cost to the Company. These amounts of approximately $1,000 per year and are immaterial and accordingly, are not recorded as an expense or a contribution to capital. The computation of the expense is based on the allocation between personal and business use of equipment cost over a 3 year period. The office is located in the sole officer's and employee's residence and the cost is allocated on a square footage use which is minimal. There is no secretarial staff or other personnel utilizing this equipment and facility.

                         GLOBAL BUSINESS RESOURCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003



Note 4. Major Customers

     Major Customers -The Company sells its services to a limited number of customers. One customer generated $96,000 for the year ended December 31, 2001. Another customer generated $31,000 for the year ended December 31, 2001. None of the Company's major customers are related parties to the Company.

Note 5.Common Stock

     Return of capital for $21,000 was due to the return of initial capital need to fund the Company. No stock was returned to treasury because all stock was paid in full.

Note 6. Employment Policies

     The Company's policy for vacation is two weeks per year and must be taken in the year earned or is lost. Sick pay compensation is five days per year. No vacation or sick leave has been taken. Accordingly, the Company has not accrued a liability for vacation or sick pay compensation.

Note 7. Executive Compensation

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

Note 8. Subsequent Events.

On May 5, 2003, the Company filed a Definitive 14C Information Statement with the SEC to advise the stockholders of a 1-for-25 reverse stock split of our issued and outstanding shares of Common Stock as well as the spin out of all our shares of Global Business Resources, Inc., a Florida corporation, our wholly owned subsidiary, as a dividend, pro-rata to our current shareholders. Such actions were previously approved by the written consent of the stockholders who collectively hold a majority of the voting power of our capital stock.

On May 7, 2003, the Company entered into a Stock Purchase Agreement with Peter Goldstein, its principal shareholder and International Equities and Finance, LLC in which Peter Goldstein sold a total of 2,715,000 of the Company's shares.

Item 2  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

General

We are a business consulting firm that applies our services to a broad range of clients that will enable companies to effectively increase profitability as well as advance the development of their businesses. We provide original and authoritative advice for clients involved in many high-stakes matters, such as acquisitions, new product introductions and general corporate strategies.

We derive revenues principally from professional services rendered by our employee. In most instances, we charge clients on a time-and- materials basis and recognize revenues in the period when we provide our services. We charge consultants' time at hourly rates and on a per project basis. However, in the future, as we retain the services of additional outside employee consultants with differing skills, our hourly rates may vary from consultant to consultant depending on a consultant's position, experience and expertise, and other factors. Outside experts will not bill clients directly for their services, all of the billing will be done through our office. As a result, we will generate substantially all of our own professional services fees from the work of our own full-time consultants. Factors that affect our professional services fees include the number and scope of client engagements, the number of consultants employed by us, the consultants' billing rates, and the number of hours worked by the consultants.

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

From inception to March 31, 2003, we received approximately $130,000 in revenues from activities that we will no longer be providing to our clients. The additional revenues of $ 146,253 earned by us to date were generated by the business consulting services which we will provide to our future clients.

12 Month Plan of Operations

Over the next twelve(12) months, we will focus on the development of potential contracts and new business. We will continue to grow and develop our market share with a marketing plan focused on our core business. The constant focus of our management team includes identifying, cultivating and attracting both new and existing clients, promoting cost-effective services and the availability and accessibility of executive management.

We may use additional employees, including part-time clerical assistance, on an as-needed basis. We will use outside advisors, consultants and experts as required to service our clients in the most efficient manner. Such consultants will be hired if the revenues received from the consulting services justifies the cost to us of hiring the consultant. We believe we will be able to operate in this manner and to continue our search for business opportunities during the next twelve months.

During the next twelve months, we will continue to search for business opportunities and acquisitions in the business consulting and related industries. Any such acquisition will be undertaken by the issuance of our shares to the acquired company and its shareholders. At this time, we do not intend to use any of our funds in the next twelve months to acquire another entity.

Recent Financial Results for the three months ended March 31, 2003 and the three months ended March 31, 2002

We had revenues of $0 for the three months March 31, 2003 compared to revenues of $53,186 for the three months ending March 31, 2002. Our net loss from operations for the three months ending March 31, 2003 was $30,299 as compared to a net gain from operations for the three months ending March 31, 2002 of $734. The decrease in revenues for the quarter ending March 31, 2003 contributed to our operating loss.

Selling, General and Administrative.

Selling, general and administrative expenses decreased by $25,258, from $43,526 for the three months ending March 31, 2002 to $18,268 for the three months ending March 31, 2003.

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

As of the Three Months Ending March 31, 2003, we had cash of $3,777 and working capital of $3,777.

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


Item 3. Controls and Procedures

(a)   Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b)  Changes in internal controls.

Our Certifying Officers have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.


                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.                                Not Applicable

Item 2.   Changes in Securities.                            None

Item 3.   Defaults Upon Senior Securities.                  Not Applicable

Item 4.   Submission of Matters to a Vote of Security       None
          Holders.

Item 5.   Other Information.                                None

Item 6.   Exhibits and Reports of Form 8-K.                 None



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on May 15, 2003.

                             GLOBAL BUSINESS RESOURCES, INC.

Date:  May 15, 2003          By:  /s/  Peter Goldstein
                             ---------------------------------------
                             Peter Goldstein
                             Chief Executive Officer and President

                                CERTIFICATION OF
                           CHIEF EXECUTIVE OFFICER AND
                             CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Peter Goldstein certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Global Business Resources, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in the quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, if any, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in the quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:     May 15, 2003

/s/ Peter Goldstein
----------------------------------------
Peter Goldstein
Chief Executive Officer, Chief Financial
Officer and President