Form 10QSB
period 2003-06-30
GLOBAL BUSINESS RESOURCES INC
filed 2003-08-14
CIK 1145019

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 14, 2003: 10,897,800 shares of common stock outstanding, $0.0001 par value.

                          GLOBAL BUSINESS RESOURCES, INC.
                                 AND SUBSIDIARY
                                  CONSOLIDATED
                              FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2003



                          GLOBAL BUSINESS RESOURCES, INC.
                                 AND SUBSIDIARY



CONTENTS


PAGE                2         CONSOLIDATED  BALANCE  SHEETS  FOR
                              JUNE 30, 2003  (UNAUDITED) AND DECEMBER 31, 2002

PAGE                3         CONSOLIDATED  STATEMENTS OF OPERATIONS FOR THE
                              THREE MONTHS ENDED JUNE 30, 2003 AND 2002 AND FOR
                              SIX MONTHS ENDED JUNE 30, 2003
                              (UNAUDITED)

PAGE                4         CONSOLIDATED STATEMENT OF CHANGE IN SHAREDHOLDERS
                              EQUITY, JUNE 30, 2003

PAGE                5         CONSOLIDATED  STATEMENTS  OF CASH FLOWS FOR THE
                              SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                              (UNAUDITED)

PAGES              6-7        NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                              STATEMENTS AS OF JUNE 30, 2003 (UNAUDITED)

                         GLOBAL BUSINESS RESOURCES, INC.

                           Consolidated Balance Sheets

                       June 30, 2003 and December 31, 2002


                                                                        December 31,    June 30,
                                                                          2002            2003
                                                                      -------------     ----------
                                                                                        (Unaudited)
                               ASSETS

Cash                                                                        $1,026        $27,728
                                                                      -------------     ----------
                                                                            $1,026        $27,728
                                                                      =============     ==========

                       LIABILITY AND SHAREHOLDERS' EQUITY


Current liability

   Notes payable                                                          $102,548       $214,636
                                                                      -------------     ----------
       Total current liability                                             102,548        214,636

Preferred stock-par value $.0001; 10,000,000 shares
     authorized-none issued                                                                     0

Common stock-par value $.0001; 50,000,000 shares authorized, 9,945,000 issued and outstanding at June 30, 2003
     and 2002 and December 2002                                            122,735        122,735

Deficit                                                                   -224,257       -309,643
                                                                      -------------     ----------
      Total shareholders' (deficit)                                       -101,522       -186,908
                                                                      -------------     ----------

                                                                            $1,026        $27,728
                                                                      =============     ==========



   The accompanying notes are an integral part of these financial statements.


                         Global Business Resources, Inc.

                      Consolidated Statements of Operations

                For the Three Months Ended June 30, 2003 and 2002
                     For the Six Months Ended June 30, 2003


                                                               Six Months Ended    Three Months Ended June 30,
                                                                  June 30, 2003      2003          2002
                                                               ----------------    ----------    ----------
                                                                   (Unaudited)     (Unaudited)   (Unaudited)
Revenues                                                               $24,000       $24,000        16,025
                                                               ----------------    ----------    ----------

Expenses:

    Compensation of officer                                             24,080        12,049        12,314

    Selling, general, and administrative                                85,306        36,739        36,265
                                                               ----------------    ----------    ----------

          Total expenses                                               109,386        48,788        48,579
                                                               ----------------    ----------    ----------

    Net (loss) income                                                 -$85,386      -$24,788      -$32,554
                                                               ================    ==========    ==========

Weighted average of common shares outstanding                        9,945,000     9,945,000     9,945,000
                                                               ================    ==========    ==========

(Loss) per common share                                               -$0.0086      -$0.0025      -$0.0033
                                                               ================    ==========    ==========



   The accompanying notes are an integral part of these financial statements.


                         GLOBAL BUSINESS RESOURCES, INC.

            CONSOLIDATED STATEMENT OF CHANGE IN SHAREHOLDERS' EQUITY

                                                                   June 30, 2003

                                                                    Common Stock
                                                          ------------------------------
                                                              Shares           Amount        Deficit
                                                          ----------------   -----------    ----------

Balance December 31, 2000                                       9,945,000      $124,052      -$66,809

      Return of capital                                                         -21,000

      Executive compensation-stock from reverse acquisition                      10,873

      Net (loss) for the year ended December 31, 2001                   -             -       -45,040
                                                          ----------------   -----------    ----------

Balance December 31, 2001                                       9,945,000       113,925      -111,849

      Executive compensation-stock from reverse acquisition                       8,810

      Net (loss) for the year ended December 31, 2002                                        -112,408

                                                          ----------------   -----------    ----------
Balance  December 31, 2002                                      9,945,000       122,735      -224,257

      Net (loss) for the six months ended June 30, 2003                                       -85,386

                                                          ----------------   -----------    ----------
Balance June 30, 2003 (unaudited)                               9,945,000      $122,735     -$309,643
                                                          ================   ===========    ==========




   The accompanying notes are an integral part of these financial statements.


                         GLOBAL BUSINESS RESOURCES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 For the six months ended June 30, 2003 and 2002



                                                                   2003            2002
                                                                --------------------------
                                                                 (Unaudited)   (Unaudited)
Cash flows from operating activities
     Net income (loss) income                                    -$85,386        -$31,820
                                                                ----------     -----------
     Adjustments to reconcile net (loss) to net cash
       used in operating activities
          Increase in notes payable                               112,088          34,606
          Decrease in payroll taxes payable                             0          -8,507
                                                                ----------     -----------

               Net cash provided (used) by operating activities    26,702          -5,721
                                                                ----------     -----------


Net increase (decrease) in cash                                    26,702          -5,721

Cash - beginning of period                                          1,026          10,583
                                                                ----------     -----------

Cash - ending of period                                           $27,728          $4,862
                                                                ==========     ===========





   The accompanying notes are an integral part of these financial statements.

                         GLOBAL BUSINESS RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

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

                         GLOBAL BUSINESS RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003


Note 4. Major Customers

     Major Customers -The Company sells its services to a limited number of customers. One customer generated $96,000 for the year ended December 31, 2001. Another customer generated $31,000 for the year ended December 31, 2001. None of the Company's major customers are related parties to the Company.

Note 5. Common Stock

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

Note 8.  Subsequent Events

     On August 1, 2003, we effectuated 1-for-25 reverse stock split of our issued and outstanding shares of Common Stock as well as the. Such actions were previously approved by the written consent of the stockholders who collectively hold a majority of the voting power of our capital stock.

     On May 7, 2003, the Company entered into a Stock Purchase Agreement with Peter Goldstein, its principal shareholder and International Equities and Finance, LLC in which Peter Goldstein sold a total of 2,715,000 of the Company's shares. On July 3, 2002 such agreement was terminated by mutual agreement of the parties.

Item 2  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS
-------------------------------------------------------------------

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

From inception to June 30, 2003, we received approximately $130,000 in revenues from activities that we will no longer be providing to our clients. The additional revenues of $170,253 earned by us to date were generated by the business consulting services which we will provide to our future clients.

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

Recent Financial Results for the six months ended June 30, 2003 and the six months ended June 30, 2002

We had revenues of $24,000 for the three months ended June 30, 2003 compared to revenues of $16,025 for the three months ending June 30, 2002. Our net loss from operations for the three months ending June 30, 2003 was $24,788 as compared to a net loss from operations for the three months ending June 30, 2002 of $32,554. The increase in revenues for the quarter ending June 30, 2003 contributed to the decrease In our operating loss.

Selling, General and Administrative.

Selling, general and administrative expenses increased by $474, from $32,265 for the three months ending June 30, 2002 to $36,739 for the three months ending June 30, 2003.

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

As of the Three Months Ending June 30, 2003, we had cash of $27,728 and working capital of $27,728.

Peter Goldstein, our sole officer, director and principal shareholder has agreed to fund our operations as necessary if we do not receive revenues and Mr. Goldstein has the financial means to finance such operations. Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, including without limitation, data contained in our records and other available data from third parties, but there can be no assurance that our expectations, beliefs or projections will result, or be achieved, or be accomplished.

Item 3. Controls and Procedures
-------------------------------

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


Item 1.   Legal Proceedings.                                Not Applicable

Item 2.   Changes in Securities.                            None

Item 3.   Defaults Upon Senior Securities.                  Not Applicable

Item 4.   Submission of Matters to a Vote of Security       None
          Holders.

Item 5.   Other Information.                                None

Item 6.   Exhibits and Reports of Form 8-K.                 On June 25, 2003 the Company filed an
                                                            8K for an agreement to change control
                                                            of the Company and on July 7, 2003 the
                                                            Company filed an 8K terminating the
                                                            Agreement to change control of the
                                                            Company.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on August 14, 2003.

                             GLOBAL BUSINESS RESOURCES, INC.

Date:  August 14, 2003       By:  /s/  Peter Goldstein
                             ---------------------------------------
                             Peter Goldstein
                             Chief Executive Officer and President

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

Dated:     August 14, 2003

/s/ Peter Goldstein
----------------------------------------
Peter Goldstein
Chief Executive Officer, Chief Financial
Officer and President