Form 10QSB
period 2003-09-30
GLOBAL BUSINESS RESOURCES INC
filed 2003-11-13
CIK 1145019

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 12, 2003: 10,897,800 shares of common stock outstanding, $0.0001 par value.

                         GLOBAL BUSINESS RESOURCES, INC.
                                 AND SUBSIDIARY
                             CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003



                          GLOBAL BUSINESS RESOURCES, INC.
                                 AND SUBSIDIARY



CONTENTS


PAGE                1         CONDENSED CONSOLIDATED  BALANCE  SHEET AS OF
                              SEPTEMBER 30, 2003 (UNAUDITED)

PAGE                2         CONDENSED CONSOLIDATED  STATEMENTS OF OPERATIONS
                              FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30,
                              2003 AND 2002 (UNAUDITED)

PAGE                3         CONDENSED CONSOLIDATED  STATEMENTS  OF CASH FLOWS
                              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND
                              2002 (UNAUDITED)

PAGES              4-5        NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                              STATEMENTS AS OF SEPTEMBER 30, 2003 (UNAUDITED)

                 GLOBAL BUSINESS RESOURCES, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 2003
                            ------------------------
                                   (UNAUDITED)

                                     ASSETS
                                     ------


Current assets
 Cash                                                                           $           10,783
                                                                                   -----------------

TOTAL ASSETS                                                                    $           10,783
------------                                                                       =================



                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
 Accounts payable and accrued expenses                                          $           17,721
 Notes payable - stockholder                                                               291,658
                                                                                   -----------------

TOTAL CURRENT LIABILITIES                                                                  309,379
                                                                                   -----------------

STOCKHOLDERS' DEFICIENCY
 Preferred stock, $0.0001 par value, 10,000,000 shares authorized,
  none issued and outstanding                                                                    -
 Common stock, $0.0001 par value, 50,000,000 shares authorized,
  10,897,800 shares issued and outstanding                                                   1,090
 Additional paid-in capital                                                                132,145
 Accumulated deficit                                                                      (431,831)
                                                                                   -----------------
     Total Stockholders' Deficiency                                                       (298,596)
                                                                                   -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                  $           10,783
----------------------------------------------                                     =================




     See accompanying notes to condensed consolidated financial statements.
                                        1

                 GLOBAL BUSINESS RESOURCES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (UNAUDITED)

                                             For the Three        For the Three         For the Nine         For the Nine
                                             Months Ended         Months Ended          Months Ended         Months Ended
                                             September 30,        September 30,         September 30,        September 30,
                                                 2003                2002                   2003                 2002
                                           ------------------   -------------------   ------------------   ------------------

REVENUE                                 $               -    $           71,666    $          24,000    $          87,691

OPERATING EXPENSES
 Compensation of officer                           22,141                21,240               46,221               33,554
 Selling, general and administrative               82,549                79,317              167,855              115,582
                                         ------------------   -------------------   ------------------   ------------------
      Total Operating Expenses                    104,690               100,557              214,076              149,136
                                         ------------------   -------------------   ------------------   ------------------

LOSS FROM OPERATIONS                             (104,690)              (28,891)            (190,076)             (61,445)

OTHER EXPENSE
  Interest expense                                 (6,130)                 -                 (17,498)                -
                                         ------------------   -------------------   ------------------   ------------------

NET LOSS BEFORE INCOME TAXES                     (110,820)              (28,891)            (207,574)             (61,445)

PROVISION FOR INCOME TAXES                           -                     -                    -                    -
                                         ------------------   -------------------   ------------------   ------------------

NET LOSS                                $        (110,820)   $          (28,891)   $        (207,574)   $         (61,445)
--------
                                         ==================   ===================   ==================   ==================

Net loss per share - basic and diluted  $           (0.02)   $            (0.07)   $           (0.08)   $           (0.15)
                                         ==================   ===================   ==================   ==================

Weighted average number of shares
 outstanding - basic and diluted                6,897,800               397,800            2,588,276              397,800
                                         ==================   ===================   ==================   ==================


     See accompanying notes to condensed consolidated financial statements.
                                        2

                 GLOBAL BUSINESS RESOURCES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (UNAUDITED)


                                                                   For the Nine            For the Nine
                                                                   Months Ended            Months Ended
                                                                September 30, 2003      September 30, 2002
                                                                -------------------     -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:                        $           (207,574)   $            (61,445)
 Net loss
 Adjustments to reconcile net loss to net cash used in
  operating activities:
     Stock issued for services                                             10,500                    -
 Changes in operating assets and liabilities
  Increase (decrease) in:
    Accounts payable and accrued expenses                                  17,721                  (8,507)
                                                                -------------------     -------------------
         Net Cash Used In Operating Activities                           (179,353)                (69,952)
                                                                -------------------     -------------------

CASH FLOWS FROM INVESTING ACTIVITIES                                         -                       -
                                                                -------------------     -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes payable - stockholder                                189,110                  60,106
                                                                -------------------     -------------------
         Net Cash Provided By Financing Activities                        189,110                  60,106
                                                                -------------------     -------------------

NET INCREASE (DECREASE) IN CASH                                             9,757                  (9,846)

CASH - BEGINNING OF PERIOD                                                  1,026                  10,583
                                                                -------------------     -------------------

CASH - END OF PERIOD                                         $             10,783    $                737
--------------------                                            ===================     ===================


SUPPLEMENTAL INFORMATION OF CASH FLOW INFORMATION:
--------------------------------------------------

Cash paid for interest expense                               $               -       $               -
                                                                ===================     ===================



     See accompanying notes to condensed consolidated financial statements.
                                        3

                 GLOBAL BUSINESS RESOURCES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE 1    BASIS OF PRESENTATION
------    ---------------------

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

          It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

          For further information, refer to the financial statements and footnotes for the year ended December 31, 2002 included in the Company's Form 10-KSB.

NOTE 2    USE OF ESTIMATES
------    ----------------

          In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates an assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

NOTE 3    NOTES PAYABLE - STOCKHOLDER
------    ---------------------------

          During the three month period ended September 30, 2003, the Company issued 10% notes payable to a stockholder of $77,022. The total notes payable of $291,658 are unsecured and due June 30, 2004 (See Note 4).

NOTE 4    RELATED PARTY TRANSACTIONS
------    --------------------------

          See Notes 3 and 5(C) for related party transactions.

NOTE 5    STOCKHOLDERS' EQUITY
------    --------------------

          (A) Reverse Stock Split

          On August 1, 2003, the Company declared and affected a 25 to 1 reverse stock split on all issued and outstanding shares of common stock. Per share and weighted average share amounts have been retroactively restated in the accompanying financial statements and related notes to reflect the reverse split.

          (B) Stock Purchase Agreement

          On July 3, 2003, the Company and a third party agreed to terminate the stock purchase agreement due to the failure of the third party to meet the conditions of the stock purchase agreement. The agreement called for the return of all the consideration held in escrow to the respective parties. As of September 30, 2003, the amounts have been returned to the respective parties and the escrow account closed.

          (C) Stock Issued for Services

          On August 4, 2003, the Company issued 10,000,000 common shares for services performed by its president. The shares were valued at the fair value of the services performed. Accordingly, compensation expense of $10,000 was recognized (See Note 4).

          On August 5, 2003, the Company issued 500,000 common shares for services performed by a consultant. The shares were value at the fair value of the services performed. Accordingly, consulting expense of $500 was recognized.

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

From inception to September 30, 2003, we received approximately $130,000 in revenues from activities that we will no longer be providing to our clients. The additional revenues of $170,253 earned by us to date were generated by the business consulting services which we will provide to our future clients.

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

Recent Financial Results for the three months ended September 30, 2003 and the nine months ended September 30, 2002

We had no revenues for the three months ended September 30, 2003 compared to revenues of $71,666 for the three months ending September 30, 2002. Our net loss from operations for the three months ending September 30, 2003 was $104,690 as compared to a net loss from operations for the three months ending September 30, 2002 of $28,891. The decrease in revenues for the quarter ending September 30, 2003 contributed to the increase in our operating loss.

Selling, General and Administrative.

Selling, general and administrative expenses increased by $3,232, from $79,317 for the three months ending September 30, 2002 to $82,549 for the three months ending September 30, 2003.

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

Liquidity and Capital Resources

Our financing activities used cash of $179,353 for the nine month period ended September 2003 and $69,952 for the nine month period ended September 30, 2002. A principal use of cash for financing activities in those periods was payment of operational activities.

As of the Three Months Ending September 30, 2003, we had cash of $10,783 and working capital deficiency of ($298,596).

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

          Not Applicable

Item 2.   Changes in Securities.

          None

Item 3.   Defaults Upon Senior Securities.

          Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders.

          None

Item 5.   Other Information.

          None

Item 6.   Exhibits and Reports of Form 8-K.

          On July 7, 2003 the Company filed an 8-K to disclose that pursuant to an agreement, Global Business Resources, Inc. and International Equities and Finance, LLC, had mutually agreed to terminate and deem null and void the Stock Purchase Agreement, Amendment to the Stock Purchase Agreement and Agreement for the Exchange of Common Stock between the parties.





                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on August 14, 2003.

                             GLOBAL BUSINESS RESOURCES, INC.


Date:  November 13, 2003     By:  /s/  Peter Goldstein
                             ---------------------------------------
                             Peter Goldstein
                             Chief Executive Officer and President