Form 10KSB
period 2003-12-31
INFINIUM LABS INC
filed 2004-03-30
CIK 1145019

OMB APPROVAL
OMB Number: 3235-0042
Expires: April 30, 2006
Estimated average burden hours per response: 1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

[  ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number: 000-50535

INFINIUM LABS, INC.

(Exact name of small business issuer as specified in its charter)

Delaware

65-1048794

(State or other jurisdiction

(IRS Employer

of incorporation or organization)

Identification No.)

2033 Main Street, Suite 309, Sarasota, Florida

34237

(Address of Principal Executive Offices)

(Zip Code)

(941) 917-0788

Issuer’s telephone number, including area code

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.0001 par value per share

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer’s revenues for its most recent fiscal year.  $-0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.):

$67,458,181 based on the closing stock price as of March 26, 2004.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  There were 22,980,475 shares of Common Stock, par value $.0001 per share, issued and outstanding as of March 26, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc. ) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).  Not Applicable

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

SEC 2337 (12-03)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the  form displays a currently valid OMB control number.

SUMMARY TABLE OF CONTENTS

PART I

1

Item 1.

Description of Business

1

Item 2.

Description of Property

11

Item 3.

Legal Proceedings

12

Item 4.

Submission of Matters to a Vote of Security Holders

12

PART II

12

Item 5.

Market for Common Equity and Other Shareholder Matters

12

Item 6.

Management’s Discussion and Analysis or Plan of Operation

13

Item 7.

Financial Statements

16

Item 8.

Changes in and Disagreements with Accountants on Accounting and

Financial Disclosure

27

PART III

27

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance

with Section 16(a) of the Exchange Act

27

Item 10.

Executive Compensation

30

Item 11.

Security Ownership of Certain Beneficial Owners and Management and Related

Stockholder Matters

31

Item 12.

Certain Relationships and Related Transactions

32

Item 13.

Exhibits and Reports on Form 8-K

32

Item 14.

Principal Accountant Fees and Services

33

Forward Looking Statements

Certain information included in this Form 10-KSB contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These statements represent our expectations or beliefs, including, but not limited to, statements concerning our plans, strategies, operations and objectives.  For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements.  Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate” or “continue” or similar words are intended to identify forward-looking statements, although not all forward-looking statements are identified by those words.  Forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control.  Actual results may differ materially depending on a variety of important factors such as those described in our Form 8-K filed with the Securities and Exchange Commission on January 20, 2004.  All forward-looking statements speak only as of the date of this Form 10-KSB.  We have not undertaken to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I

Item 1.

Description of Business

The Merger

On January 5, 2004, our wholly owned subsidiary merged with and into Infinium Labs Operating Corporation, with Infinium Labs Operating Corporation surviving as our wholly-owned subsidiary.  Infinium Labs Operating Corporation was incorporated in the State of Delaware on December 9, 2002 for the purpose of developing a videogame service and system.  In connection with the merger and related transactions, we changed our name from Global Business Resources, Inc. to Infinium Labs, Inc., Infinium Labs Operating Corporation’s stockholders acquired 82.35% of our outstanding common stock and its directors and officers became our directors and officers.  Since the completion of the merger, our business has consisted of the business and operations of Infinium Labs Operating Corporation.  The following summary describes our business following the merger.  When used in this Form 10-KSB, references to Phantom and Infinium Labs are references to our trademarks or service marks with respect to which we have filed applications for registration with the U.S. Patent and Trademark Office.

Overview

We believe that we are positioned to be a leader in the “pervasive gaming/interactive entertainment” market by introducing, marketing and selling the first combination video game console and broadband video game service to incorporate both gameplay and content distribution: the Phantom Gaming System and the Phantom Gaming Service. Our service and system are designed to allow consumers to search, preview, purchase and play a large selection of interactive entertainment (video games) online. Our mission is to provide users with the ultimate gaming experience by developing a leading edge video gaming system and an online game service that provides on-demand access to an extensive selection of games and interactive entertainment via a broadband Internet connection.

Our goal is to take advantage of current inefficiencies in the video gaming market that stem from hardware limitations imposed by the proprietary systems of the dominant video game manufacturers and software limitations attributable to retail marketing limitations and piracy. The proprietary game platforms of the three largest game platform manufacturers – Sony, Microsoft and Nintendo – impose significant costs on publishers and game developers by requiring them to buy licenses and software development kits (SDK’s) and to either limit their distribution alternatives or develop the game for multiple platforms. Because most games are distributed in boxed format at retail outlets, only the top-selling games in select genres are typically stocked, which amounts to approximately 200 titles at best and even fewer in many popular retail outlets. This leaves most game publishers and developers searching for alternative distribution systems as either a primary or supplemental source of revenue.

The concept of our system is to create a uniform gaming platform for which game developers can develop games which can, in turn, be safely distributed though a broadband network. Our system will benefit game developers by allowing them to develop games that are not unique to a single game platform. At the same time, game developers will have a more versatile outlet for their games than the retail channels that currently exist while the risk of piracy is reduced. Over time, game developers should be willing to invest more in developing more sophisticated games because they will have a greater certainty of generating a return on their investment. Our system will benefit consumers by providing greater variety in the video games readily accessible as well as greater convenience. Our game selection will not be limited by floor space or other constraints, and consumers will have access to more than just the current “hot” games. Consumers will be able to select their games in their own homes and will not be subject to the “no return if opened” risk imposed by retailers to combat piracy. Instead, consumers will be able to preview and rent video games before they buy them.

Video Game Industry

Participants

The video game industry is made up of three primary participants:  hardware manufacturers, content developers and publishers and distribution channel participants.

Hardware Manufacturers.  Video games are played on two types of hardware platforms:  dedicated video game consoles and personal computers or PCs.  The video game console market is dominated by three consoles:  the Sony Playstation 2, the Nintendo Gamecube and the Microsoft Xbox.  Each of these game consoles is based on a platform that is proprietary to the manufacturer, preventing games from being interchangeable between consoles.  The other primary video game platform is the PC.  There are many manufacturers of PCs and, unlike video game consoles, games designed for PCs will work on PCs regardless of the manufacturer.  However, because PCs have differing configurations and performance characteristics, not all PCs are capable of playing the same video games.

Content Developers and Publishers.  Although each video game console manufacturer also develops and publishes their own games, video game content developers and publishers are generally independent from video game console manufacturers. The leading video game publishers include Electronic Arts, Nintendo, Sony, Atari and THQ Interactive. Some video games are available only for one video game platform (whether a particular video game console or the PC), but others are developed or adapted to work on each of the three primary video game consoles and on PCs.

Distribution Channel Participants.  The predominant distribution channel for the video game industry is retail sales.  Video game consoles are sold and distributed almost exclusively through a wide variety of retailers.  Similarly, most video game content is distributed in boxed format at retail outlets.  Unlike software for video game consoles, some video game content for PCs is distributed over the Internet, particularly demos and free “shareware” which is generally older or less sophisticated games.

Online Gaming

While video games could originally be played only by a single player or by multiple players on a single console or PC, the development of the Internet and computer networks has spawned the possibility of multiple players playing the same game in multiple locations at the same time.  The online gaming market has been a driving force in bringing a wider audience to buy and play video games. Today, consumers can play a variety of online games, ranging from traditional favorites like chess and blackjack to action-packed war games, sports games and driving simulators.  Microsoft’s Xbox and Sony’s Playstation 2 are both capable of online play.  Online-capable PC games can be played either directly with other online participants or through game networks sponsored by game developers or Internet portals such as Yahoo! and RealNetworks.

Opportunities

We have determined that the video game industry, as it is currently structured, has a variety of inherent deficiencies that limit choice and innovation for the game playing public. We believe that these deficiencies provide a significant opportunity for us to successfully introduce a suite of innovative products and services which involve large-scale changes in the manner in which video games are developed, sold and brought to market, and how future game consoles will be designed and developed.

A primary problem with the current video game industry structure is the manner in which game consoles are designed and built for the mass retail market. Because consoles have historically been built on proprietary technology and architectures, the major console manufacturers (i.e., Sony, Nintendo and Microsoft) must commit to manufacture millions of units when they release a new system.  This requirement effectively forces the manufacturers to commit to producing sufficient inventory for approximately 5 to 6 years. This retail model locks the manufacturers into a specific console technology that cannot be rapidly upgraded or improved without causing significant compatibility problems. The primary console manufacturers are currently not expected to ship new designs until the fourth quarter of 2005 or the first quarter of 2006.

In addition to the problems inherent  in console production and manufacturing, we also believe that significant inefficiencies exist in the game industry’s distribution system. Since most games are distributed in boxed format at retail outlets, only the top-selling games in select genres are typically stocked. For example, a retail chain store typically has space for only about 200 game titles. This fact leaves most game developers searching for alternative distribution systems even though their games have a large number of potential buyers. Furthermore, the actual game developers only receive a small percentage, typically 10-15%, of the wholesale price of games purchased at retail outlets. Publishers suffer by paying out development, promotion, distribution, packaging and retail merchandising costs.

Another serious issue facing the gaming industry is the piracy of video games. The wide availability of CD and DVD copying technology has led to significant amounts of piracy. The problem of piracy is compounded by the potential for sharing pirated software over the Internet. Existing online gaming models employed by companies such as Yahoo! and RealNetworks face other challenges from those who would seek to reverse engineer their encryption technologies. This makes game developers reluctant to release titles (especially newer ones) to these providers.

The Phantom Gaming System and Phantom Gaming Service

Our proposed solution to the problems faced by the video game industry is our Phantom Gaming System and Phantom Gaming Service.  The general concept of our Phantom Gaming System and Phantom Gaming Service is to provide consumers with online access to games and content (the service) through a content distribution platform (the system). The video game system will be purchased by the consumer to gain access to our video game service.

The Phantom Gaming System

Our Phantom Gaming System will be a dedicated set-top box derived from existing PC technologies but custom tailored to provide a rich gaming experience and to work seamlessly with our Phantom Gaming Service.  Our system differs from current game consoles in a number of significant respects. First, it is built from components that are not proprietary to us and which are readily available. Its primary components consist of a central processing unit, high-speed memory, computer motherboard, large hard disk drive and video processor. By using components that are not specifically designed for our system, we plan to minimize our development and manufacturing costs and decrease our time to market. We also plan to achieve manufacturing flexibility because we will not have to buy as many components to maintain a channel of supply because the components are not being made only for us. The use of non-proprietary components may also permit simple upgrades to our system as technologies advance so that our system can evolve more gradually, rather than being abruptly replaced every three to five years like other game consoles.  Our system differs from PCs in that it is designed exclusively for video games, not to perform other functions such as data processing.  This permits the system to preserve operating resources while providing powerful video performance.

Our Phantom Gaming System differs functionally from other game consoles and PCs in that it does not use external media to play games. Our system only plays content downloaded through our gaming network: it does not use discs, cartridges or other media that can easily be lost, damaged or copied. Instead, content is downloaded in real time to the internal hard drive of the system to enable game play. Because game content is not stored on media tied to a particular system, the introduction of more powerful systems in the future will not impair the ability of owners of earlier generation systems to access games. The one aspect of our system that is proprietary is the manner in which it connects to our gaming network as discussed more below.

Our system is a “family room” unit that is designed to fit in any typical entertainment center and be integrated into a family’s home entertainment system. The back of the Phantom system easily connects like a DVD player or DVR. The ports have been added to make it ready to hook-up to a high-end A/V receiver or any standard television right out of the box. It is equipped with a keyboard, mouse and game controller and can connect to our gaming network by connecting to a cable or DSL line or connecting through any existing home LAN, including wireless LANs. There are multiple controller ports to enable multi-player gaming and additional ports to provide flexibility for specialized peripherals.

Our first Phantom Gaming System console prototype was completed in March 2003, and we are in the process of developing our 3rd generation system which we plan to use for consumer testing.  The primary technical characteristics of our current version include:

•

Intel-compatible x86 CPU

•

DirectX 9.0-class graphics processor

•

High-speed RAM

•

High capacity hard disk storage

•

Peripheral expansion ports

•

Ethernet network connection

•

Digital audio

•

Microsoft Windows XP embedded operating system and custom client software

We have received thousands of requests from people seeking to become testers of our system. We plan to bring in over 100 consumer testers during the second half of 2004. We are in the process of selecting an outsource contract partner to manufacture and ship the Phantom Gaming System. While we plan to proceed with volume manufacturing to deliver consumer units in time for the 2004 holiday season to capitalize on the 2004 “off-year” for competitors, the ultimate launch date for our system will depend on the results of our testing and other factors.

The Phantom Gaming Service

The Phantom Gaming Service is designed to allow a consumer to turn on our system and immediately start playing games from an extensive catalog of online video games. The broad selection will allow families to enjoy classic board-based games, allow children to play interactive educational games, and allow moderate to hardcore gamers to have the ability to play sophisticated, hardware intensive games. Our service will also have the capacity to allow multiplayer tournaments and contests. The consumer can access all of this without ever having to go to a store to purchase games.

The Phantom Gaming Service will enable consumers to have access to our entire catalog of content offerings to purchase, rent or demo additional content. Customers will pay a monthly subscription as part of their service contract. For this subscription fee, they will have access to a limited amount of content (typically older and/or lesser-known games). They will also be able to learn more about the latest games and to try (“demo”) these premier titles. If they choose, they can then rent or purchase full retail versions of the games. In the case where they rent the games, they will then have access to the full retail version of the game for a set period of time or number of plays. If they purchase the game (for a higher fee than a rental), they will have full access to it for the life of their subscription. The purchase price, rental costs, demos and trailers will vary by game title. We anticipate that some titles will be available for purchase only, some will have purchase and rental options. Demos and trailers will be offered when available from publishers and developers.

Our Phantom Gaming Service will be implemented on a hardware and backend service that makes it possible to provide and securely deliver games directly to consumers over broadband Internet access networks. We intend to provide the service using hosting infrastructure for content origin servers that will store all of our video games and provide for all e-commerce transactions. All video games will be stored in a proprietary, compressed, encrypted store and distributed over a secure, encrypted connection to our servers. We plan to outsource the management of the hosting infrastructure and are negotiating with several providers. We also intends to outsource a Content Delivery Network (CDN) infrastructure to efficiently deliver video games to customers and are negotiating with several providers. The CDN basically consists of caching technology that will store the most requested games on caching servers located on the edge of networks closest to each consumer.

An important aspect of our service is that it is a “private” network. As such, it is designed to be able to be accessed only by subscribers though our Phantom Game Systems. Similarly, our system is designed as a “closed box” so that it cannot be breached externally, and will contain a series of authentication protocols. The security of our network is an essential element of our service to protect game content from piracy.

Video Game Content

The operation of our Phantom Gaming System and Phantom Gaming Service is dependent on the availability of video game software.  We have begun initial discussions with a wide range of leading developers and publishers of games for both video game consoles and personal computers. It is our intention to enter into license agreements with many of these companies to secure “gold master” copies of games that will be integrated into our service for sale and rental. These games will then be available on our service and publishers will receive a percentage of the revenue generated by the sale of the games on an ongoing basis.  With respect to PC games, this arrangement represents an extremely attractive proposition for game developers and publishers because there is no additional work required on their part to repurpose a game developed for standard personal computers in order to be distributed to our customers. With no extra engineering effort or assumed costs, publishers and developers can access a new audience for the past, current and future PC games and receive incremental revenues from existing investments.

Because the Phantom Gaming Service does not have the shelf space restrictions faced by traditional software retailers, we expect to offer a much broader range of games than that offered in a traditional retail environment, including a large cross-section of games for families and games for children.  Over time, should our system and service prove successful, it is expected that game publishers and developers will produce games specifically targeted for the Phantom Gaming System. These games may or may not be offered as well for users of standard personal computers. In any case, unlike makers of traditional video game consoles, we do not rely on “exclusive” or custom games in order to operate.

We began discussions in 2003 with many major game publishers to secure content for distribution through our Phantom Gaming Service and are currently discussing terms and conditions with several publishers and distributors.  Our objectives for content acquisition include:

•

Sign distribution agreements with a large number of PC game publishers to establish a critical mass of games available for our system and service launch;

•

Seek to enter into arrangements that will permit major new releases to be made available on the Phantom Gaming Service at the same time as the retail launch of the game title;

•

Over time, to lock up certain new release game titles so that they are available exclusively on the Phantom Gaming Service for some period of time;

•

Flesh out our titles to provide a broad base of titles that round out our portfolio of games, including specialized titles that appeal to unique customer segments; and

•

Create basic and extended packages of games to be aligned with various subscription levels on our service.

We expect to begin signing distribution agreements with publishers during the second calendar quarter of 2004. We have already signed a distribution agreement with a leading provider of downloadable game content for personal computers. Through this agreement, we have secured a large library of PC game content that will augment the titles provided directly by the publishers themselves.

As the installed base of Phantom Gaming Systems increases, we expect to be able to position ourselves to secure more exclusive games and more front-line, high-profile game releases. In addition, in the long term we expect to augment the products offered for distribution by traditional game publishers with products sourced directly from game developers. By doing so, we will be able to ensure a steady supply of exclusive or unique titles while also increasing our own profit margins. However, we expect that the majority of games available through the Phantom Gaming Service will come from traditional game publishers for some time to come.

Sales Strategy

We intend to market and sell our Phantom Gaming Service, Phantom Gaming System and related accessories and peripherals both directly and indirectly.  We plan to make direct sales over the Internet to consumers through our online store at www.phantom.net and through other e-commerce channels. We currently intend to launch our online store in the third quarter of 2004.

In addition to our direct sales initiative, we plan to drive indirect sales through strategic partners and retailers.  We plan to establish strategic relationships with broadband channel providers and hardware and software providers to provide us with co-marketing support, market credibility and software/hardware acquisition.

Infinium Labs will sell the Phantom Gaming Service and Phantom Gaming System wholesale through broadband providers and channel partners. We will work with broadband cable, DSL and wireless last mile providers to develop effective co-marketing arrangements. Broadband providers are an ideal channel for selling interactive entertainment since they can leverage their existing infrastructure, installed customer base and business models. In exchange for allowing us to gain marketing access to their customer base, we will agree to revenue split. We will also develop a private label site to manage their customers’ billing and activation.

Broadband Channel Providers

Collectively, the cable industry has invested 75 billion dollars to bring digital broadband to more than 27 million homes in the US. With cable industry prices falling, new revenue streams and lowered customer acquisition costs from gaming are important to the broadband channel partners.  Our Phantom Gaming Service represents a premium service that broadband service providers can sell to their existing customers. Service providers can realize new revenue opportunities by cross-selling interactive entertainment over their networks while maintaining control of the “set top box” as a platform for future applications. This allows for a new revenue stream from consumers who purchase a broadband connection with the Phantom Gaming System or add the Phantom Gaming Service to their broadband service package.

We plan to enter into strategic partnerships with local, regional, national and international broadband providers. Our goal is to reach their installed customer base and sell through them. Unlike Xbox Live or PlayStation which offer no additional value to distribution channel partners, we will deliver games on demand and recurring revenue streams in which the partners can participate. Because each potential partner’s needs differ, we will structure each deal to maximize the success of each partner program and shorten our time to market. We expect our arrangements with broadband providers to sharing of subscription and content fees from our service, the purchase of advertising and sharing of advertising revenues.  They may also involve establishing a private label the Phantom portal, the pre-configure the Phantom Game Systems and the development of a private community for the partner’s user base.  We are currently in discussions with a number of broadband providers, but have not yet entered into any agreements to establish a strategic partnership with any of them.

Hardware/Software Providers

In addition to selling through broadband partners, we intend to establish relationships that will enable us to take advantage of the brand recognition of our major hardware and software suppliers. By association, we will be seen as a recognized name with trustworthy partners and components that will aid in the purchasing decisions of our potential customers. We plan to engage in joint marketing, advertising, branding, and other initiatives that will enable us to target our partners’ customer base and leverage their brand recognition. We are currently in discussions concerning the establishment of such relationships with a number of hardware and software providers who may provide components or software for our Phantom Game Systems.

Retail Strategy

In addition to selling our Phantom Gaming Service and Phantom Gaming System directly and through strategic partners, we intend to sell the system and service at wholesale through retail partners. Strategic retailers provide an ideal channel for selling interactive entertainment since they can leverage their existing brand, customer base and business models. Our service provides a unique and compelling business model for retailers who will be able to realize new revenue opportunities by cross-selling and packaging interactive entertainment while building a customer base of reoccurring revenues. This will allow retailers to build on their existing service-based business models, such as the sale of satellite television receivers and cellular telephones, by applying the same principles to the video gaming market.

The retail partner program is designed to generate new recurring revenue streams from the sale of video games through our service. We believe our structure is similar to models that are already being pursued by several retailers with the music and film industries. Collectively, the retail market struggles with margin pressures associated with carrying stock, inventory, RMA’s and shipping costs. Our Phantom Gaming Service alleviates if not eliminates all of these costs while not cutting the retailer out of the revenue stream entirely.

We will work with retailers to develop co-marketing arrangements and arrange for floor space in retailers’ outlets for customers to demo our system and service. In exchange for allowing us to gain marketing access to their customer base, we plan to agree to share on recurring revenues. We will also develop a private label site to manage their customers’ billing and activation. We are currently in discussions with a number of major retailers, but we have not yet entered into any agreements to establish arrangements with any of them.

Customer Support

We intend to outsource our customer service functions and are negotiating with several providers in each management area including order processing, billing and collections, warranty services and general customer support.

Intellectual Property Rights

We will rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our intellectual property rights.

In the patent area, we intend to protect all aspects of technologies associated with the make and use of our Phantom Game System through both design and utility patent applications in the U.S. and possibly in other countries in which we intend to market the system. Some designs of the system which may be considered novel and patentable include hardware innovations that make the console more secure and less vulnerable to tampering and reverse engineering by third parties. The system will also utilize proprietary software developed by us. In addition, we will, through interactive and diagnostic software applications, administer novel methods of distribution and management of user applications to the systems, track and control user interaction with the system (provided rights of the user are respected under applicable privacy laws), and facilitate avenues of advertisement to the users of systems. Although no patent applications are currently filed, we are actively working with our intellectual property attorneys to prepare and file multiple patent applications aimed to protect some or all of the technologies mentioned above.

We are pursuing federal registration of our trademarks and service marks in the United States with the U.S. Patent and Trademark Office.  We have applied for registration of the marks INFINIUM LABS, INFINIUM LABS (with Infinity Design), PHANTOM, PHANTOM (with Helmet Design), the Phantom Helmet Design No. 1, the Phantom Helmet Design No. 2, BLACK KNIGHT, BLACKNIGHT, VIRTUAL PRIVATE GAME NETWORK, VPGN, PAY PER PLAY, BUILT BY GAMERS FOR GAMERS, and ANY GAME, ANY TIME.  The trademark and service mark applications were filed for use in connection with either or both “interactive computer game consoles” in International Class 9, and/or “entertainment services, namely, providing interactive computer gaming network that allows end-users to demo, rent, purchase and play computer games” in International Class 41.

Although we do not believe that our trademarks or service marks infringe the rights of third parties, third parties have in the past asserted, and may in the future assert, trademark infringement claims against us which may result in costly litigation or which require us to either settle or obtain a license to use third-party intellectual property rights.

Competition

We face intense competition from gaming platform developers and game distributors.

Gaming Platforms

The Gaming Platforms that are most dominant in the market today are Sony PlayStation2, Microsoft Xbox, Nintendo GameCube and the Personal Computer (PC). The following is a summary comparison of our perceived strengths and weaknesses of these systems:

Platform	Strengths	Weaknesses
Personal Computer (PC)	• Multi-use platform • Large selection of games • Best in online gaming • Largest installed base • Broadband support	• Unstable • Not powerful enough for gaming demands • Typically lacks high-end graphical requirements • Pricing (average PC costs $999)
Sony Playstation	• Large selection of games • Large install base • Price (under $200) • Built-in DVD player	• Limited “genre” of game selection • Graphics are less impressive than others • Online gaming lacking consumer-friendly usability
Microsoft Xbox	• Best graphics • Broadband support right out of the box • Best console for online gaming	• Lacks key games • Limited genre of games • Lack of game selection
Nintendo GameCube	• Cheapest console (less than $100.00) • Wider selection of “kids and family” games • Strong internally-developed game franchises	• Fewest games of all systems • Limited number of “adult” games • No DVD/CD support • Only one online game

Our system is designed to take advantage of the strengths of the PC platform without being subject to the weaknesses inherent in the PC platform.  Our system will compete with other systems based on the games available for each system, price of the system and games, reputation and convenience.  Our ability to compete effectively will depend heavily on our ability to acquire desirable game content for our systems and to achieve attractive price points.  The fact that our product is not established will make it more difficult for us to compete with the three established video game console manufacturers.

Game Developers and Distributors

While our Phantom Gaming System competes with consoles manufactured by others, our Phantom Gaming Service competes with other game developers and distributors.  While our service presents an opportunity for distributors of PC-based games to sell their games through another channel, we compete with game developers and distributors whose games are designed for the proprietary platforms of the video game console manufacturers.  Because we will initially have a small installed base of systems, developers and distributors of games for the dominant video game consoles may be reluctant to alienate the video game console manufacturers by providing content for our service.  The nature of the competition we face shifts once a customer has purchased our system because then they are limited to obtaining software for the system only through our service.  At that point we must maintain a software portfolio that is attractive enough to have subscribers continue using our service rather than switching to another platform.

Employees

As of March 26, 2004, we had 36 full-time employees and 1 part-time employee.

Item 2.

Description of Property

Our executive offices are located at 2033 Main Street Suite 309, Sarasota, Florida 34237. Our Sarasota telephone number is (941) 917-0788 and our website is www.infiniumlabs.com. The information on our website is not part of this Form 10-K. Our product development / engineering offices are temporarily located at 701 5th Avenue, 42nd Floor, Seattle, Washington 98121. We expect to move these operations to another location in Seattle during the second quarter of 2004. We also expect to open an office in the greater Los Angeles area sometime in early 2004 to house our marketing and content development functions and to open an office in the greater Atlanta area sometime in the middle of 2004 to house our operations functions.

Item 3.

Legal Proceedings

We are not a party to any material legal proceedings and there are no material legal proceedings pending with respect to our property. We are not aware of any legal proceedings contemplated by any governmental authorities involving either us or our property. None of our directors, officers or affiliates is an adverse party in any legal proceedings involving us or our subsidiary, or has an interest in any proceeding which is adverse to us or our subsidiary.

Item 4.

Submission of Matters to a Vote of Security Holders

On December 24, 2003, the holders of 10,858,600 of the 10,897,800 outstanding shares of our common stock adopted, authorized and approved by written consent: (1) an Agreement and Plan of Merger among us, Infinium Labs Operating Corporation (formerly Infinium Labs Corporation), and Global Infinium Merger Sub, Inc., our wholly-owned subsidiary; (2) the issuance of approximately 3,770,000 shares of our common stock to the stockholders of Infinium Labs Operating Corporation in connection with the merger; (3) an amendment to our Certificate of Incorporation changing our name from “Global Business Resources, Inc.” to “Infinium Labs, Inc.”; and (4) the taking by Peter Goldstein, our sole director and officer prior to the merger, of any and all actions necessary to consummate the transactions contemplated by the Merger Agreement and the issuance of the shares.

PART II

Item 5.

Market for Common Equity and Other Shareholder Matters

Trading Price of Common Stock

Our common stock did not actively trade in a public market until January 8, 2004. Since January 8, 2004, our common stock has been being traded on the OTC Bulletin Board under the stock symbol IFLB.OB. The high and low bid information for our common stock, from January 8, 2004 through March 26, 2004 is as follows:

Period

High

Low

January 8, 2004-March 26, 2004

$10.00

$1.20

Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Outstanding Common Stock and Record Holders

As of March 26, 2004, we had 22,980,475 shares of common stock outstanding which were held by approximately 170 holders of record.

Dividend Policy

We have never paid cash dividends and have no plans to do so in the foreseeable future.  Our future dividend policy will be determined by our Board of Directors and will depend upon a number of factors, including our financial condition and performance, our cash needs and expansion plans, income tax consequences, and the restrictions that applicable laws and our credit arrangements then impose.

Recent Sales of Unregistered Securities

On August 4, 2003, we issued 10,000,000 common shares for services performed by our then president. The shares were valued at $10,000, the fair value of the services performed.  As described in Item 12 below, these shares were surrendered to us in connection with transactions relating to the merger.

Item 6.

Management’s Discussion and Analysis or Plan of Operation

Business Objectives

We are currently in the development stage of operations and expect to be in that mode for at least the next six months.  Our goal is to commence selling our system and service in the fourth quarter of 2004 and to ramp up each successive month. Our primary mission is to revolutionize the video game industry with an innovative combination of gaming hardware, software and secure online digital distribution.  Our primary objective over the next twelve months is to launch our system and service in time for the 2004 holiday season to capitalize on the 2004 “off-year” for the dominant video game console manufacturers.

We intend to pursue product development and marketing activities, concentrating the major portion of our energy and resources on the creation of the Phantom Gaming System and Phantom Gaming Service and on generating consumer demand for both. We are currently negotiating with PC component suppliers and contract manufacturers to provide engineering support services, necessary parts, and fabrication and assembly of the hardware units. We are also negotiating with data center operators to host our servers and with other providers to perform our customer support functions. Consistent with our business strategy we have already entered into a development agreement with respect to the engineering and industrial design of the Phantom Gaming System.

We have identified a core group of potential customers/distribution partners for our product and continue to meet with these companies on a regular basis. We are pursuing multiple channels of distribution ranging from traditional retailers, to broadband providers, to hospitality and location-based entertainment operators, to direct online “e-tailers”. We are bound by confidentiality agreements with the companies we are speaking with concerning potential relationships but expect to announce the majority of our distribution partners during the second calendar quarter of 2004.

Our goal is to enter into distribution arrangements with several or more of these entities whereby each entity would purchase Phantom Gaming Systems through a purchase order process and resell the systems to their customers. In exchange they would be entitled to a negotiated share of the recurring subscription and/or software sales/rental revenues.

In addition to seeking distribution arrangements with potential partners, we plan to develop our library of available game content through licensing arrangements with additional third party game publishers and ultimately through direct relationships with independent game developers. Key members of our management team have and will continue to attend and speak at industry trade conferences and to leaders in the game publishing industry.

Cash Requirements

We estimate based on our current business strategy that we will have operating cash requirements over the next twelve months of approximately $35,455,000 as follows:

Operating expenses, including

employee salaries and benefits,

office expenses, rent expense, legal

and accounting, publicity, investor

relations, net of payables

$15,532,000

Research and product development

6,555,000

Marketing

13,368,000

Capital Expenditures

     317,000

Total Cash Requirements

$35,455,000

Our estimate of operating expenses represents the expenditures we anticipate incurring in the operation of our business.  Our estimated operating expenses includes $10,146,000 of employee salaries and corresponding benefits.  We currently employ 36 full-time individuals and anticipate adding approximately 43 full-time individuals to our employee base through the end of 2004 to level off at approximately 79 full time employees.

We estimate that our research and development plan will require approximately $6,555,000 of our funds over the next 12 months, dedicated to the following activities:

Hardware Development and Design Costs

$1,673,000

Production Line Start Up Costs

1,563,000

Personnel

2,737,000

Contractual Services

93,000

Indirect Costs

   489,000

Total

$6,555,000

We currently employ 15 full-time individuals for product development and operations and plan to increase that number to approximately 41 by the end of 2004.

We will seek to increase consumer demand for our system and service through a number of significant marketing programs, ranging from traditional paid advertising to sponsorships and publicity. To that end, we have entered into a marketing agreement to assist with the marketing of and placement of sponsorships for the Phantom Gaming Service. We anticipate entering into additional agreements with a leading advertising agency and public relations firm. We have also announced a significant presence at the 2004 Electronic Entertainment Expo, to be held May 12-14, 2004, in the Los Angeles Convention Center. This event is the preeminent annual sales conference for the videogame industry, and we will showcase our system and service to the industry at large during this event. We estimate that our marketing plan will require approximately $13,368,000 of our funds over the next 12 months, dedicated to the following activities:

Advertising

$11,000,000

Promotions and Marketing

1,338,000

Trade Shows

   1,030,000

Total

$13,368,000

Our current strategic plan does not indicate a need for material capital expenditures in the conduct of marketing or distribution activities but will require an increase in the number of employees dedicated to marketing and distribution. We currently employ 3 full-time individuals for marketing, distribution and content acquisition and plan to increase that number to approximately 14 by the end of 2004.

Sources of Capital

As of March 30, 2004, we had cash resources of $2,055,125.  These resources represent the remaining proceeds of our sale of common stock during January 2004 for aggregate proceeds of $1,687,500 and the proceeds of bridge financings in February and March 2004 of $3,750,000.

On January 22, 2004, we entered into a Stock Purchase Agreement with each of SBI Brightline VI, LLC and Infinium Investment Partners, LLC obligating each of them to purchase, upon our election, up to 1,000,000 shares of our common stock for an aggregate purchase price of $7.5 million (representing an aggregate purchase price for both purchasers of $15.0 million).  Each agreement requires that we register the shares under the Securities Act of 1933, as amended, for resale by the applicable purchaser, and each purchaser’s obligation to purchase the shares is contingent on the shares being so registered.  After the shares are registered, we may elect to sell the shares to the purchasers in two tranches that must be sold in the following order:

Number of

Purchase Price

Shares

Per Share

500,000

$7.00

500,000

$8.00

Except for the requirement to sell the tranches in order, there is no limitation on when we may require a purchaser to purchase the shares included in any tranche.  We are not obligated to sell any shares to either purchaser unless and until we elect to do so.  The purchasers’ obligations to purchase the shares are subject to the shares continuing to be registered for resale under the Securities Act and to other customary conditions for transactions of this kind.

In addition to our agreements with SBI and Infinium Investment Partners, we have commitments for additional bridge financing of $2 million and we are actively pursuing an additional $5 million of bridge financing to meet our capital needs until the registration statement has been declared effective and we are able to access the funds pursuant to the agreements with SBI and Infinium Investment Partners.

We estimate that a combination of the equity financing from the sale of our common stock pursuant to the SBI and Infinium Investment Partners stock purchase agreements, the additional bridge financing and projected revenues from sales once we launch our system and service will be sufficient to satisfy our projected cash requirements over the next 12 months.  If the registration of the shares covered by the SBI and Infinium Investment Partners commitments is delayed or we do not launch our system and service when we currently plan to, we will need to raise additional capital from other sources or curtail our proposed spending.  We are in the process of exploring ways to refinance the bridge financing that will not be satisfied from proceeds from the current SBI and Infinium Investment Partners commitments.

Item 7.

  Financial Statements

The following financial statements of Global Business Resources, Inc. are included in this Form 10-K:

Independent Auditors’ Report

Balance Sheet as of December 31, 2003

Statements of Operations for the Years Ended December 31, 2003 and 2002 (Consolidated)

Statement of Shareholders’ Deficiency for the Years Ended December 31, 2003 and 2002 (Consolidated)

Notes to Financial Statements

Financial statements for our predecessor, Infinium Labs Operating Corporation (formerly Infinium Labs Corporation), and pro forma financial information reflecting the pro forma consequences of the merger can be found in an amendment to our Form 8-K which was filed with the Securities and Exchange Commission on March 22, 2004.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of:

Global Business Resources, Inc.

We have audited the accompanying balance sheet of Global Business Resources, Inc. as of December 31, 2003, and the related statements of operations, changes in shareholders’ equity and cash flows for the years ended December 31, 2003 and 2002 (consolidated).  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Global Business Resources, Inc. as of December 31, 2003 and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 (consolidated) in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 5 to the financial statements, the Company has no assets or operations.  This raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning this matter are also described in Note 5.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Webb & Company, P.A.

WEBB & COMPANY, P.A.

Boynton Beach, Florida

February 19, 2004

GLOBAL BUSINESS RESOURCES, INC.

BALANCE SHEET

AS OF DECEMBER 31, 2003

ASSETS

TOTAL ASSETS	$-

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

TOTAL LIABILITIES	$-

SHAREHOLDERS’ DEFICIENCY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-
Common stock, $0.0001 par value, 50,000,000 shares authorized, 807,800 shares issued and outstanding	81
Additional paid-in capital	95,267
Accumulated deficit	(95,348)
Total Shareholders’ Deficiency	-

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$-

GLOBAL BUSINESS RESOURCES, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002 (CONSOLIDATED)

	2003	2002 (Consolidated)

OPERATING EXPENSES
In-kind contribution of services	$-	$8,810
Stock issued for officers compensation	10,000	-
Stock issued to consultants for services	500	-
Total Operating Expenses	10,500	8,810

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(10,500)	(8,810)

PROVISION FOR INCOME TAXES	-	-

LOSS FROM CONTINUING OPERATIONS	(10,500)	(8,810)

DISCONTINUED OPERATIONS
Loss from discontinued operations, net of income taxes	(282,783)	(204,519)
Gain on disposal of discontinued operations, net of income taxes	435,422	-

NET INCOME (LOSS)	$142,139	$(213,329)

NET INCOME (LOSS) PER SHARE – BASIC AND FULLY DILUTED
Loss from continuing operations	-	(0.02)
Gain (loss) from discontinued operations	0.03	(0.29)

	$0.03	$(0.31)

Weighted average number of shares outstanding – basic and fully diluted	4,605,663	397,800

GLOBAL BUSINESS RESOURCES, INC.

STATEMENT OF SHAREHOLDERS’ DEFICIENCY

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002 (CONSOLIDATED)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2001	397,800	$40	$113,885	$(24,158)	$89,767

In-kind contribution of services	-	-	8,810	-	8,810

Net loss, 2002	-	-	-	(213,329)	(213,329)

Balance, December 31, 2002	397,800	40	122,695	(237,487)	(114,752)

Stock issued to consultants for services	500,000	50	450	-	500

Stock issued to officers for services	10,000,000	1,000	9,000	-	10,000

Stock exchanged for interest in subsidiary	(10,090,000)	(1,009)	(36,878)	-	(37,887)

Net income, 2003	-	-	-	142,139	142,139

BALANCE, DECEMBER 31, 2003	807,800	$81	$95,267	$(95,348)	$-

GLOBAL BUSINESS RESOURCES, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002 (CONSOLIDATED)

	2003	2002 (Consolidated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$142,139	$(213,329)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	10,500	8,810
Gain on disposal of subsidiary	(435,422)	-
Changes in operating assets and liabilities:
Increase in accounts payable	19,647	-
(Decrease) in payroll taxes payable	-	(8,507)
Increase in accrued interest	-	13,230
Net Cash Used In Operating Activities	(263,136)	(199,796)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Note payable to sole executive officer	262,110	102,548
Net Cash Provided By Financing Activities	262,110	102,548

NET DECREASE IN CASH	(1,026)	(97,248)

CASH - BEGINNING OF PERIOD	1,026	98,274

CASH - END OF PERIOD	$-	$1,026

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest expense	$-	$850

GLOBAL BUSINESS RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2003 AND 2002

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

Global Business Resources, Inc. (“Global Business (DEL)”) was incorporated under the laws of the State of Delaware on October 20, 2000. Global Business Resources, Inc. (“Global Business (FLA)”) was incorporated under the laws of the State of Florida on October 25, 1999.  The Company disposed of Global Business (FLA) on December 24, 2003 (See Notes 2 & 4).

(B) Principles of Consolidation

The 2003 financial statements include Global Business (DEL).  The 2003 and 2002 operations of Global Business (FLA) have been classified as discontinued operations in the accompanying financial statements.  Global Business (DEL) and Global Business (FLA) through the date of disposal are hereafter referred to as (the ”Company”).  All significant inter-company transactions and balances have been eliminated in consolidation.

(C) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period.  Actual results could differ from those estimates.

(D) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”).  Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  As of December 31, 2003, the Company has a net operating loss carryforward of approximately $95,000 available to offset future taxable income through 2023.  The valuation allowance at December 31, 2002 was approximately $29,690.  The net change in the valuation allowance for the year ended December 31, 2003 was an increase of $3,675.  On January 5, 2004, the Company underwent a change in ownership.  (As defined by Internal Revenue Code Section 382).  This change limits the Company’s ability to utilize its approximately $95,000 of net operating loss carryforwards (“NOL’s”).

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.”  As of December 31, 2003 and 2002, there were no common share equivalents outstanding.

(F) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(G) Concentration of Credit Risk

During 2002, 100% of the Company’s revenue was from one customer.

(H) Revenue Recognition

The Company recognizes revenue from services when the services are performed and deemed collectable.

(I) New Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity.  The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

SFAS No. 150 affects the issuer’s accounting for three types of freestanding financial instruments.  One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets.  A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets.  The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuer’s shares.  SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

Most of the provisions of SFAS No. 150 are consistent with the existing definition of liabilities of FASB Concepts Statement No. 6, “Elements of Financial Statements”.  The remaining provisions of this statement are consistent with the FASB’s proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares.  This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of this pronouncement did not have a material effect on the Company’s financial position or results of operations.

NOTE 2

STOCKHOLDERS’ DEFICIENCY

(A) Common Stock Issued for Services

On August 4, 2003, the Company issued 10,000,000 common shares for services performed by its president.  The shares were valued at the fair value of the services performed.  Accordingly, compensation expense of $10,000 was recognized (See Note 3).

On August 5, 2003, the Company issued 500,000 common shares for services performed by a consultant.  The shares were value at the fair value of the services performed.  Accordingly, consulting expense of $500 was recognized.

(B) Reverse Stock Split

On August 1, 2003, the Company declared and affected a 25 to 1 reverse stock split on all issued and outstanding shares of common stock.  Per share and weighted average share amounts have been retroactively restated in the accompanying financial statements and related notes to reflect the reverse split.

(C) In-Kind Contribution

During 2002, the Company recognized $8,810 as the fair value of services contributed by its president on behalf of the Company (See Note 3).

(D) Stock Exchanged for Interest in Subsidiary

During 2003, two stockholders exchanged 10,090,000 shares of common stock with the Company for 100% of the stock of Global Business (FLA) (See Note 4).

NOTE 3

RELATED PARTY TRANSACTIONS

See Notes 2(A) & 4.

NOTE 4

DISCONTINUED OPERATIONS

In December 2003, the Company’s Board of Directors approved a plan to exchange 100% of the shares of its wholly owned subsidiary for 10,090,000 shares of the Company’s common stock (See Note 2(D)).

The operations of Global Business (FLA) have been reclassified as discontinued operations in the accompanying statements of operations for the two years ended December  31, 2003 and are summarized as follows:

	2003	2002

Net revenues	$24,000	$-
Operating expenses	$281,993	$190,439
Loss from operations	$(257,993)	$(190,439)
Net loss	$(282,783)	$(204,519)

NOTE 5

GOING CONCERN

As reflected in the accompanying financial statements, the Company has no assets or operations.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to merge the Company and obtain additional funding provide the opportunity for the Company to continue as a going concern.

NOTE 6

SUBSEQUENT EVENTS

(A) Reverse Merger

On January 5, 2004, Global Business (DEL) consummated an agreement with Infinium Labs Corporation, pursuant to which Infinium Labs Corporation exchanged all of its then issued and outstanding shares of common stock for 3,769,961 shares or approximately 82% of the common stock of Global Business (DEL).  As a result of the agreement, the transaction was treated for accounting purposes as a reorganization by the accounting acquirer (Infinium Labs Corporation) and as a recapitalization by the accounting acquiree (Global Business (DEL)).

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 8A.

Controls and Procedures

Based on their evaluation at December 31, 2003, our principal executive officer and principal financial officer, with the participation and assistance of our management, concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, were effective in design and operation.  There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

Our current executive officers and directors are as follows:

Name	Age	Title
Timothy M. Roberts	33	Chairman, Chief Executive Officer and Director
Kevin Bachus	35	President and Chief Operating Officer
Richard S. Skoba	38	Executive Vice President of Sales and Business Development
Tyrol R. Graham	41	Vice President of Product Development
Daniel J. Platko	37	Vice President of Operations
Charles N. Cleland, Jr.	38	General Counsel and Secretary
Richard Angelotti	59	Director

Our directors will serve until the next annual meeting of our stockholders or until their death, resignation, retirement, removal, or disqualification, or until their successors have been duly elected and qualified.  Vacancies in the existing Board of Directors may be filled by majority vote of the remaining directors.  Officers serve at the will of the Board of Directors.

Timothy M. Roberts was the founder of our predecessor, Infinium Labs Operating Corporation, and has been our Chairman and Chief Executive Officer and a member of our board of directors since the merger of our subsidiary into Infinium Labs Operating Corporation. Prior to founding Infinium Labs in December 2002, Mr. Roberts was Chairman and Chief Executive Officer for Broadband Investment Group from 1999 through 2000. Prior to that he was Chairman and Chief Executive Officer for Intira Corporation from 1997 through 1999, netsourcing service provider of which he was a co-founder.  He was also a co-founder of broadband services provider Savvis Communications (NASDAQ: SVVS).

Kevin Bachus became our President and Chief Operating Officer in January 2004. From 1999 through December 2003, Mr. Bachus was Vice President-Publishing of Capitol Entertainment, of which he was a co-founder.  From 1997 through 2001 Mr. Bachus held various positions at Microsoft Corporation.  While at Microsoft, Mr. Bachus was a founding member of the Xbox project team where he was instrumental in the development and funding of the Xbox videogame console. Mr. Bachus served as the first director of third party relations and led efforts that brought the hottest games to XBOX from more than 200 of the world's leading developers and publishers. Mr. Bachus previously served as the group product manager for DirectX, where he was responsible for promoting Windows as an entertainment vehicle and ensuring that the DirectX suite of tools became the primary choice for games and multimedia developers.

Richard S. Skoba became our Executive Vice President of Sales and Business Development in February 2004. Prior to joining us, Mr. Skoba was a HP Services from December 2002 through December 2003 where he served as a Director of Sales and a Director of Business Development. Mr. Skoba was a founder and corporate vice president at Intira Corporation, where he also held the positions of vice president of business development and vice president of sales from February 1998 through February 2001. While at Intira, Mr. Skoba provided the vision for Intira’s Netsourcing business and provided strategic direction in product development, engineering and operations. Mr. Skoba’s career includes his role as one of the founders of Direct Connect Systems, an enterprise storage management company.

Tyrol R. Graham became our Vice President of Product Development in February 2004. Prior to joining us, Mr. Graham was at Microsoft Corporation from 1991 through 1999. While at Microsoft, Ty created the Windows Hardware Quality Labs (WHQL), a testing facility chartered with ensuring compatibility between Windows and the wide range of hardware and device drivers designed to work with Windows. Subsequently, Mr. Graham became the first hardware evangelist for DirectX, the multimedia technology that serves as the foundation for audio and video in Windows, and was responsible for driving adoption and support of DirectX graphics initiatives. In this role, Mr. Graham forged relationships between Microsoft and over 50 leading graphics component and board manufacturers such as ATI, NVIDIA, Intel, S3 and many others. In 2000 Ty was a founder of Wildseed Ltd., an innovative technology start-up funded in part by Ignition Partners, to create unique youth-targeted wireless products and was personally responsible for lead product feature specifications, user interface design and industrial design.

Daniel J. Platko became our Vice President of Operations in February 2004. Prior to joining us, Mr. Platko served as Head of the Global Customer Service Center for North America at Equant Inc. from August 2002 through February 2004. Mr. Platko’s career includes serving as Director of Network Operations at Teleglobe Inc. from November 2001 through August 2002 and at Intira Corporation from June 1998 through June 2000.  Mr. Platko was also Director of Network and Data Center Engineering at Relera Corp. from February 2000 through October 2001. Mr. Platko’s experience includes serving as a Network Operations Manager at MCI and at UUNET Technologies from January 1997 through June 1998.

Charles N. Cleland, Jr. was the General Counsel and Secretary of our predecessor, Infinium Labs Operating Corporation, since December 2003 and has been our General Counsel and Secretary / Corporate Compliance Officer since the merger. Prior to joining Infinium Labs, Mr. Cleland practiced law at in the Sarasota law firm of Icard, Merrill, Cullis, Timm, Furen & Ginsburg, P.A. from April 1995 through December 2003. Mr. Cleland is a former Assistant State Attorney for the Ninth and Twelfth Judicial Circuits of the State of Florida. Mr. Cleland is a graduate of Florida State University and the Mercer University School of Law. He is a member of the Sarasota County and American Bar Associations.

Richard Angelotti was a director of our predecessor, Infinium Labs Operating Corporation, since its formation and has been a member of our board of directors since the merger. Mr. Angelotti has been the CEO of Global Financial Asset Management from August 2003 through the present and was a Senior Vice President of Morgan Keegan from February 1999 through August 2003. He has over 12 years of experience as a financial advisor, and has held executive positions for major investment firms such as Northern Trust Bank of Sarasota, Bank of Boston in Florida, UBS Paine Webber, and Morgan Keegan. Mr. Angelotti holds Series 6, 7, 63, 65 Insurance and Annuity licenses. Drawing on his 13 years of experience as a practicing attorney, he has specialized his investment strategy to work with his clients on estate planning, tax planning, insurance needs, and annuities. Mr. Angelotti graduated from the University of Notre Dame, and received his Juris Doctor from the Loyola University of Law.

Director Compensation and Committees

Due to the stage of our development and our desire to use our resources to develop and launch our videogame system and service, we have not expanded our board size and do not currently pay compensation to our directors.  We have not established an independent audit, nominating or compensation committee and do not have an audit committee financial expert.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder require our officers and directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish to us copies of all such filings. We have determined, based solely upon a review of those reports and amendments thereto furnished to us during and with respect to the year ended December 31, 2003 that all filing requirements were timely satisfied by our officers and directors.

Code of Ethics

We have adopted a code of ethics that applies to our chief executive officer, chief financial officer, principal accounting officer or controller, and persons performing similar functions.  We will provide to any person without charge, upon request, a copy of such code of ethics.  Such requests should be made in writing to Infinium Labs, Inc., 2033 Main Street Suite 309, Sarasota, Florida 34237, Attn:  General Counsel and Secretary.

Involvement in Certain Legal Proceedings

Robert Shambro, one of our significant stockholders, was the chief executive officer of StreamSearch.com Inc. when it filed for bankruptcy in May 2001.

Item 10.

Executive Compensation

Salary Information

The following table summarizes the current annual rate of compensation payable to our five most highly compensated employees under the terms of our employment arrangements with them.  Because of our limited operating history, historical compensation information for the three prior years is not available.  Through the date of this filing we have not issued any stock options or other stock-based compensation to our employees, although we have entered into commitments to do so in the future as described in the summary of the employment agreements below.  Compensation information concerning Peter Goldstein, our president and sole director prior to the merger, is not presented because the changes resulting from the merger render such information meaningless.

Name and Principal Position	Salary
Timothy M. Roberts, Chairman, Chief Executive Officer and Director	130,000
Kevin Bachus, President and Chief Operating Officer	200,000
Richard S. Skoba, Executive Vice President of Sales and Business Development	175,000
Tyrol R. Graham, Vice President of Product Development	150,000
Charles N. Cleland, Jr., General Counsel and Secretary	125,000

Employment Agreements

Our subsidiary, Infinium Labs Operating Corporation, has entered into interim employment agreements with each of Messrs. Bachus, Skoba and Graham.  The employment agreement with Mr. Bachus, dated as of November 1, 2003, provides for the employment of Mr. Bachus for an initial term of one year at an initial salary of $200,000 per year.  The employment agreement will automatically renew for successive terms of one year each unless either party gives notice of termination at least three months prior to the expiration of the then current term.  On April 30, 2004, Mr. Bachus’ salary will increase to $250,000 per year.  The employment agreement entitles Mr. Bachus to customary fringe benefits and perquisites.  The employment agreement obligates us to propose that stock options be granted to Mr. Bachus once we have implemented a stock option plan.  The employment agreement contains a non-competition agreement which prevents Mr. Bachus from competing with us for a period of two years following the termination of his employment.  The employment agreement obligates Mr. Bachus to transfer to us all inventions related to our business, to maintain the confidentiality of our confidential information and trade secrets and to enter into a proprietary information and invention agreement and confidentiality agreement.  Mr. Bachus’ termination without cause requires the approval of two-thirds of the board of directors and, in such event, Mr. Bachus will be entitled to two weeks’ salary.  If the agreement is not confirmed in connection with change in control, the agreement will automatically terminate and Mr. Bachus will be entitled to four weeks’ severance and will not be subject to the non-competition covenant.  If Mr. Bachus voluntarily resigns after a change in control, he will be entitled to two weeks’ severance and the non-competition agreement will apply for only one year.  Mr. Bachus is entitled to be reimbursed for certain taxes incurred in connection with compensation paid in the context of a change in control.

The employment agreement with Mr. Skoba, dated January 5, 2004, is substantially identical to the employment agreement with Mr. Bachus except that the initial term is three years and the initial salary is $125,000 per year.  Upon certain circumstances, the salary will automatically increase to $175,000 per year.  Upon termination by us without cause, Mr. Skoba will be entitled to six months’ salary and benefits.  If the agreement is not confirmed in connection with change in control, Mr. Skoba will be entitled to one year’s severance.  If Mr. Skoba voluntarily resigns after a change in control, he will be entitled to six months’ severance.

The employment agreement with Mr. Graham, dated January 15, 2004, is substantially identical to the employment agreement with Mr. Bachus except that the initial term is three years and the salary is $150,000 per year.

Item 11.

Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters

The table below lists the beneficial ownership of our common stock, as of March 26, 2004, by each person known by us to be the beneficial owner of more than 5% of our common stock, by each of our directors and executive officers and by all of our directors and officers as a group.

Name and Address(1)	Number of Shares Beneficially Owned(2)(3)	Percent of Class(3)
Timothy M. Roberts	6,819,805	29.7%
Kevin Bachus	300,000	1.3%
Richard S. Skoba	200,000	*
Tyrol R. Graham	100,000	*
Charles Cleland	200,000	*
Richard Angelotti 2080 Ringling Blvd. Sarasota, Florida 34237	0	*
All Officers and Directors as a group (7 persons)	7,619,805	33.2%
Robert Shambro	3,927,080	17.1%

__________

*  Denotes less than one percent.

(1)

The business address of those persons with no address specified is c/o Infinium Labs, Inc., 2033 Main Street, Suite 309, Sarasota, Florida 34237.

(2)

The persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

(3)

Applicable percentage of ownership is based on 22,980,475 shares outstanding as of March 26, 2004.  Each person set forth above has sole voting and dispositive power over the shares reflected as beneficially owned by such person.

Item 12.

Certain Relationships and Related Transactions

Transactions with Certain Officers

As described in Item 1 above, on January 5, 2004 our wholly owned subsidiary merged with and into Infinium Labs Operating Corporation, with Infinium Labs Operating Corporation surviving as our wholly-owned subsidiary.  In connection with such merger, Timothy M. Roberts, our Chief Executive Officer and one of our directors, received 1,809,961 shares of our common stock as merger consideration based on the shares he owned in Infinium Labs Operating Corporation immediately prior to the merger.  Also in connection with the merger, Mr. Roberts’ mother, sister and brother received, respectively, 157,083, 1,570 and 1,570 shares of our common stock as merger consideration.

In connection with the merger, Charles Cleland, Sr., the father of our General Counsel and Secretary, Charles Cleland, Jr., received 18,849 shares of our common stock as merger consideration.

Transactions with Promoter

Immediately prior to the merger described above, Peter Goldstein surrendered to us 10,000,000 shares of our common stock in exchange for all of the issued and outstanding of our wholly-owned subsidiary Global Business Resources, Inc., a Florida corporation.  The operations of such subsidiary were not material to us and were not desired to be retained following the merger.

From December 31, 2001, to December 31, 2002, we borrowed $102,548 from Peter Goldstein, our sole officer and director at the time.  During 2003, the amount owed to Mr. Goldstein increased to $291,658.  In connection with the merger described above, $235,000 was paid to Mr. Goldstein in full satisfaction of the obligation.

On July 12, 2002, Teda Hotels Management Company Limited merged into one of our clients, Gaige Financial Group, Inc. Shelley Goldstein, Peter Goldstein’s wife, was the sole officer and director of Gaige and owns 655,000 shares of the merged entity.

Item 13.

Exhibits and Reports on Form 8-K

Exhibits

Exhibit No.	Exhibit Description	Location
2-1

Agreement and Plan of Merger dated as of

Filed herewith

December 24, 2003 by and among Global Business Resources, Inc., Global Infinium Merger Sub, Inc., Infinium Labs Corporation and Peter J. Goldstein

Incorporated by Reference to Exhibit 2-1 to Form 8-K filed with the SEC on January 20, 2004
3-1	Certificate of Incorporation	Incorporated by Reference to Exhibit 3-0 to Form SB-2 (Registration No. 333-67990) filed with the SEC on August 20, 2001
3-2	Certificate of Amendment of Certificate of Incorporation	Filed herewith
3-3	Certificate of Amendment of Certificate of Incorporation	Filed herewith
3-3	By-laws	Filed herewith
4-1	Stock Purchase Agreement dated as of January 22, 2004 between Infinium Labs, Inc. and SBI Brightline VI, LLC	Incorporated by Reference to Exhibit 4-1 to Form 8-K filed with the SEC on January 26, 2004
4-2	Stock Purchase Agreement dated as of January 22, 2004 between Infinium Labs, Inc. and Infinium Investment Partners, LLC	Incorporated by Reference to Exhibit 4-2 to Form 8-K filed with the SEC on January 26, 2004
4-3	Form of Subscription Agreement between Infinium Labs, Inc. and certain stockholders of Infinium Labs, Inc.	Filed herewith
21-1	Subsidiaries	Filed herewith
31-1	Rule 13(a)-14a Certification of Chief Executive Officer	Filed herewith
31-2	Rule 13(a)-14a Certification of Acting Chief Financial Officer	Filed herewith
32-1	Section 1350 Certification	Filed herewith

Form 8-K

On November 6, 2003 we filed a report on Form 8-K announcing the replacement of our independent auditor on November 5, 2003.

Item 14.

Principal Accountant Fees and Services

From January 1, 2002 through November 5, 2003, our independent auditor was Robert Jarkow, CPA. (“Jarkow”). On November 5, 2003, we appointed Webb & Co., P.A. (“Webb”) as our independent auditor.

Audit Fees

We were billed by Webb for audit fees of $3,750 for professional services rendered for the audit of our annual financial statements for the year ended December 31, 2003 and for the review of the financial statements included in our quarterly reports on Form 10-Q for the quarter ended September 30, 2003 and for services that are normally provided by Webb in connection with statutory and regulatory filings or engagements for those fiscal periods.  We were billed by Jarkow for audit fees of $ 2,000 for professional services rendered for the audit of our annual financial statements for the year ended December 31, 2003 and for the review of the financial statements included in our quarterly reports on Form 10-Q for the quarters ended March 31, 2003 and 2002, June 30, 2003 and 2002 and September 30, 2002, and for services that are normally provided by Jarkow in connection with statutory and regulatory filings or engagements for those fiscal periods.  It is possible that additional audit fees were billed by Jarkow to Global Business Resources, Inc. prior to the merger that we have not been able to identify.

Audit Related Fees

We were not billed by Webb or Jarkow during the years ended December 31, 2003 or 2002 for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements that were not included in “audit fees” above.

Tax Fees

We were not billed by Webb or Jarkow during the years ended December 31, 2003 or 2002 for professional services rendered by Webb or Jarkow for tax compliance, tax advice or tax planning.

All Other Fees

We were not billed by Webb or Jarkow during the years ended December 31, 2003 or 2002 for professional services rendered by Webb or Jarkow that were not included in “audit fees” above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 30, 2004

INFINIUM LABS, INC.

By:

/s/  Timothy M. Roberts

Timothy M. Roberts,

Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Timothy M. Roberts Timothy M. Roberts	Chairman, Chief Executive Officer (Principal Executive Officer) and Director	March 30, 2004

/s/ Terrance F. Taylor Terrance F. Taylor	Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2004

/s/ Richard Angelotti Richard Angelotti	Director	March 30, 2004