Form 10QSB
period 2004-03-31
INFINIUM LABS INC
filed 2004-05-17
CIK 1145019

    OMB APPROVAL

OMB Number: 3235-0416

Expires: February 28, 2006

Estimated average burden

hours per response   182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period from January 1, 2004 to March 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  There were 94,011,900 shares of Common Stock, par value $.0001 per share, issued and outstanding as of May 14, 2004.

SEC 2334 (8-03)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

INDEX

PART I - Financial Information

Page

Item 1

Condensed Unaudited Financial Statements

4

Item 2

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

17

Item 3

Controls and Procedures

21

PART II - Other Information

Item 1

Legal Proceedings

22

Item 2

Changes in Securities and Small Business Issuer Purchase

of Equity Securities

22

Item 3

Defaults upon Senior Securities

23

Item 4

Submission of Matters to a Vote of Security Holders

23

Item 5

Other Information

23

Item 6

Exhibits and Reports on Form 8-K

24

Signatures

25

Certifications

26

PART I – FINANCIAL INFORMATION

ITEM 1.

Condensed Unaudited Financial Statements

The following financial statements of Infinium Labs, Inc. are included in this Form 10-QSB:

Condensed Balance Sheets as of March 31, 2004 (Consolidated) and December 31, 2003 (Unaudited)

Condensed Statements of Operations for the Three Months Ended March 31, 2004 (Consolidated) and March 31, 2003 and for the Two Months Ended December 31, 2003 and for the Period from December 9, 2002 (Inception) to December 31, 2002 and for the Period from December 9, 2002 (Inception) to March 31, 2004 (Consolidated) (Unaudited)

Condensed Statement of Changes in Stockholders’ Deficiency for the Period from December 9, 2002 (Inception) Through March 31, 2004 (Unaudited)

Condensed Statements of Cash Flows for the Three Months Ended March 31, 2004 (Consolidated) and March 31, 2003 and for the Two Months Ended December 31, 2003 and for the Period from December 9, 2002 (Inception) to December 31, 2002 and for the Period from December 9, 2002 (Inception) to March 31, 2004 (Consolidated) (Unaudited)

Notes to Condensed Financial Statements (Unaudited)

INFINIUM LABS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Condensed Balance Sheets

(Unaudited)

ASSETS
	March 31, 2004 (Consolidated)	December 31, 2003

Current Assets:
Cash	$352,750	$45,852
Prepaid expenses	1,017,250	95,727
Other receivables	17,964	148,314
Total Current Assets	1,387,964	289,893

Property and Equipment, Net	322,839	162,763

Other Assets:
Deposits	79,024	7,490
Intangible asset, net (Note 3)	300,000	300,000
Total Other Assets	379,024	307,490

Total Assets	$2,089,827	$760,146

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$1,732,849	$584,081
Shareholder loan	-	4,940
Convertible promissory notes (Note 4)	2,090,250	362,500

Total Liabilities	3,823,099	951,521

Stockholders’ Deficiency:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 93,978,568 and 69,115,900 shares issued and outstanding, respectively (Note 5)	9,397	6,911
Additional paid-in capital (Note 5)	7,394,946	2,701,347
Accumulated deficit during development stage	(9,115,098)	(2,877,116)
	(1,710,755)	(168,858)
Less: common stock subscribed	(22,517)	(22,517)

Total Stockholders’ Deficiency	(1,733,272)	(191,375)

Total Liabilities and Stockholders’ Deficiency	$2,089,827	$760,146

See accompanying Notes to Condensed Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended March 31, 2004 (Consolidated)		For the Three Months Ended March 31, 2003		For the Two Months Ended December 31, 2003		For the Period from December 9, 2002 (Inception) to December 31, 2002	For the Period from December 9, 2002 (Inception) to March 31, 2004 (Consolidated)
Operating Expenses:
Development costs	$507,810		$40,000		$145,943		$-	$913,160
Advertising	48,776		-		55,140		-	215,396
Salary expense	445,110		-		-		-	445,110
Professional fees	986,147		34,431		68,200		10,000	1,678,607
Consultants	3,143,187		21,990		191,009		-	4,021,972
General and administrative	1,023,207		14,419		127,452		4,343	1,737,865
Total Operating Expenses	6,154,237		110,840		587,744		14,343	9,012,110
Net Loss from Operations	(6,154,237)		(110,840)		(587,744)		(14,343)	(9,012,110)

Other Income (Expense):
Interest income	-		-		37		-	37
Interest expense	(83,745)		-		(19,280)		-	(103,025)
Total Other Income (Expense)	(83,745)		-		(19,243)		-	(102,988)

Loss before Income Taxes	(6,237,982)		(110,840)		(606,987)		(14,343)	(9,115,098)
Income Taxes	-		-		-		-	-
Net Loss	$(6,237,982)		$(110,840)		$(606,987)		$(14,343)	$(9,115,098)

Per Common Share
Loss per common share – basic and diluted	$(0.07)	$	Nil	$	Nil	$	Nil	$(0.14)
Weighted average – basic and diluted	89,826,588		58,142,912		67,745,088		57,420,568	65,463,880

See accompanying Notes to Condensed Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Condensed Statement of Stockholders’ Deficiency

For the Period from December 9, 2002 (Inception) to March 31, 2004

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Total
Stock issued to founders ($0.0004 per share)	-	$-	58,189,728	$5,819	$12,703	$-	$(18,517)	$5

Stock issued for cash ($0.125 per share)	-	-	4,423,012	442	526,261	-	-	526,703

Stock issued for services ($0.3775 per share)	-	-	2,957,376	296	1,112,709	-	-	1,113,005

Net loss for the period from December 9, 2002 (inception) to October 31, 2003	-	-	-	-	-	(2,270,129)	-	(2,270,129)

Balance, October 31, 2003	-	-	65,570,116	6,557	1,651,673	(2,270,129)	(18,517)	(630,416)

Stock issued for cash ($0.28 per share)	-	-	2,169,148	217	611,671	-	(4,000)	607,888

Stock issued for signage rights ($0.3175 per share)	-	-	942,600	94	299,906	-	-	300,000

Stock issued for services ($0.3175 per share)	-	-	434,036	43	138,097	-	-	138,140

Net loss for the two months ended December 31, 2003	-	-	-	-	-	(606,987)	-	(606,987)

See accompanying Notes to Condensed Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Condensed Statement of Stockholders’ Deficiency

For the Period from December 9, 2002 (Inception) to March 31, 2004

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Total

Balance, December 31, 2003	-	-	69,115,900	6,911	2,701,347	(2,877,116)	(22,517)	(191,375)

Recapitalization of Global Business Resources	-	-	16,156,000	1,615	(1,615)	-	-	-

Shares issued for cash ($0.25 per share)	-	-	6,650,000	665	1,661,835	-	-	1,662,500

Shares issued for loan ($1.475 per share)	-	-	240,000	24	353,976	-	-	354,000

Shares issued for settlement ($1.475 per share)	-	-	66,668	7	98,328	-	-	98,335

Shares issued for services ($1.475 per share)	-	-	1,750,000	175	2,581,075	-	-	2,581,250

Net loss for the three months ended March 31, 2004	-	-	-	-	-	(6,237,982)	-	(6,237,982)

BALANCE, MARCH 31, 2004 (CONSOLIDATED)	-	$-	93,978,568	$9,397	$7,394,946	$(9,115,098)	$(22,517)	$(1,733,272)

See accompanying Notes to Condensed Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Condensed Statement of Cash Flows

(Unaudited)

	For the Three Months Ended March, 31, 2004 (Consolidated)	For the Three Months Ended March, 31, 2003	For the Two Months Ended December 31, 2003	For the Period from December 9, 2002 (Inception) to December 31, 2002	For the Period from December 9, 2002 (Inception) to March 31, 2004 (Consolidated)
Cash Flows from Operating Activities:
Net loss	$(6,237,982)	$(110,840)	$(606,987)	$(14,343)	$(9,115,098)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,766	-	3,614	-	18,086
Common stock issued for services	2,736,335	-	138,140	-	3,987,480
Changes in operating assets and liabilities:
Decrease (increase) in current assets:
Other receivables	130,350	(1,514)	(148,314)	-	(17,964)
Deposits	(71,534)	-	(7,490)	-	(79,024)
Prepaid expense	(921,523)	-	(95,727)	-	(1,017,250)
Increase (decrease) in current liabilities:
Accounts payable	1,148,769	60,687	(18,981)	-	1,732,848
Net Cash Used in Operating Activities	(3,202,819)	(51,667)	(735,745)	(14,343)	(4,490,922)

Cash Flows from Investing Activities:
Purchase of property and equipment	(172,843)	-	(103,387)	-	(340,925)
Net Cash Used in Investing Activities	(172,843)	-	(103,387)	-	(340,925)

Cash Flows from Financing Activities:
Proceeds from stockholder	-	-	-	-	4,940
Repayments on shareholder loan	(4,940)	402	3,314	-	(4,940)
Proceeds from sale of common stock	1,662,500	55,000	619,128	14,343	2,797,097
Promissory note	2,025,000	-	262,500	-	2,387,500
Net Cash Provided by Financing Activities	3,682,560	55,402	884,942	14,343	5,184,597

NET INCREASE IN CASH	306,898	3,735	45,810	-	352,750
CASH AT BEGINNING OF PERIOD	45,852	-	42	-	-
CASH AT END OF PERIOD	$352,750	$3,735	$45,852	$-	$352,750

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$26,995	$-	$6,780	$-	$33,775

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

During 2003, the Company issued 235,600 shares of common stock with a fair value of $300,000 for intangible signature rights for signature rights.

See accompanying Notes to Condensed Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Financial Statements

As of March 31, 2004 (Consolidated) and December 31, 2003

(Unaudited)

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management’s opinion however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.  The results for the interim period are not necessarily indicative of the results to be expected for the year.

(B) Organization

Infinium Labs, Inc. (“Infinium”) a Delaware corporation located in Sarasota, Florida, is a development stage company, and as such has devoted most of its efforts since inception to developing its business plan, issuing common stock, raising capital and developing its products.

Infinium is positioned to be a leader in the pervasive gaming/interactive entertainment market by introducing marketing and selling the first combination game console and broadband gaming network, “Phantom Game Console” and “PhantomNet VPGN”.  The console and network allows consumers to search, preview, purchase and play a large selection of interactive entertainment (video games) online.  Infinium’s mission is to provide users with the ultimate gaming experience by developing a leading edge video game console and an online game service that provides on-demand access to an extensive selection of games and interactive entertainment via a broadband Internet connection.

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

INFINIUM LABS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Financial Statements

As of March 31, 2004 (Consolidated) and December 31, 2003

(Unaudited)

(D) Research and Development Costs

The Company’s software products reach technological feasibility shortly before the products are released for manufacturing.  Costs incurred after technological feasibility is established are not material, and accordingly, the Company expenses all research and development costs when incurred.

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.”  As of March 31, 2004 and 2003, the effects of common share equivalents was anti-dilutive and not included in the calculation of diluted net loss per common share.

(F) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(G) Recent Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, and Interpretation of ARB 51".  FIN No. 46 provides guidance on the identification of entities of which control is achieved through means other than voting rights (“variable interest entities” or “VIE’s”) and how to determine when and which business enterprise should consolidate the VIE (the “Primary Beneficiary”).  In addition, FIN No. 46 required that both the Primary Beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures.  The transitional disclosure requirements of FIN No. 46 are required in all financial statements initially issued after January 31, 2003, if certain conditions are met.  The adoption of this pronouncement did not have a material effect on the Company’s financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities".  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities".  The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly.  This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively.

INFINIUM LABS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Financial Statements

As of March 31, 2004 (Consolidated) and December 31, 2003

(Unaudited)

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

Most of the provisions of SFAS No. 150 are consistent with the existing definition of liabilities of FASB Concepts Statement No. 6, “Elements of Financial Statements”.  The remaining provisions of this statement are consistent with the FASB’s proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares.  This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of these pronouncements did not have a material effect on the Company’s financial position or results of operations.

NOTE 2

REVERSE MERGER

On January 5, 2004, Global Business Resources, Inc. consummated an agreement with Infinium Labs, Inc. a Delaware corporation, pursuant to which Infinium Labs, Inc. exchanged all of its then issued and outstanding shares of common stock for 807,800 (16,156,000 post-split) shares or approximately 81% of the common stock of Global Business Resources, Inc.  As a result of the agreement, the transaction was treated for accounting purposes as a capital transaction and recapitalization by the accounting acquirer (Infinium Labs, Inc.) and as a reorganization by the accounting acquiree (Global Business Resources, Inc.).  Subsequent to the merger, Global Business Resources, Inc. changed its name to Infinium Labs, Inc.

INFINIUM LABS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Financial Statements

As of March 31, 2004 (Consolidated) and December 31, 2003

(Unaudited)

Accordingly, the financial statements include the following:

(1)

The balance sheet consists of the net assets of the acquirer at historical cost and the net assets of the acquiree at historical cost.

(2)

The statement of operations includes the operations of the acquirer for the periods presented and the operations of the acquiree from the date of the merger.

NOTE 3

INTANGIBLE ASSET, NET

During 2003, the Company entered into an agreement for the rights to a building located in Sarasota, Florida.  The agreement called for the Company to issue 235,650 (300,000 pre-reverse merger) shares of common stock in exchange for signage rights beginning April 1, 2004 through May 31, 2009.  The shares were valued at the recent cash offering price aggregating $300,000.  The Company will amortize the cost over the life of the agreement.  As of March 31, 2004 and December 31, 2003, the Company has expensed $0 and $0, respectively.

NOTE 4

NOTES PAYABLE

(A) Convertible Note Payable

During 2003, the Company received $275,000, net of offering costs of $25,000 in the form of a 20% secured convertible debenture that matures on February 28, 2004 and is guaranteed by the Company’s Chairman and Chief Executive officer.  The maximum borrowings available under the debenture agreement are $750,000.  The debenture is secured by all of the Company’s assets and is convertible in its entirety at the option of the holder into the Company’s common stock at a conversion price of $1.00.  There was no beneficial conversion recognized on the issuance of the convertible notes payable as the conversion price was equal to recent cash offering price.  At March 31, 2004 and December 31, 2003 the outstanding balance on the convertible debenture was $0 and $262,500, respectively.

(B) Convertible Note Payable

During 2003, the Company entered into a $100,000 convertible note payable in full settlement of a lawsuit.  The note is non-interest bearing and is due August 11, 2004.  The note is convertible at the option of the note holder at any time at the current trading price of the Company’s common stock.  As of March 31, 2004 and December 31, 2003, the balance on the note payable was $0 and $100,000, respectively.

INFINIUM LABS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Financial Statements

As of March 31, 2004 (Consolidated) and December 31, 2003

(Unaudited)

(C) Note Payable

In February 2004, the Company authorized a private debt offering of secured 12% and 15% promissory notes with due dates one year from the date of issuance, within sixty days of the Company’s SB-2 becoming effective or upon the Company receiving an equity investment of at least $15,000,000.  For each loan to the Company, the lender was also entitled to 20,000 shares of the Company’s common stock.  During the three months ended March 31, 2004, the Company issued an aggregate of $2,400,000 promissory notes and issued 240,000 common shares.  The shares were treated as a discount to the private offering, and the shares were valued at $354,000 based on the market price on the dates the funds were received.

Accordingly, $2,046,000 is deemed to have been received for the promissory notes.  The discount from the face value of the promissory notes is being amortized over the life of the promissory notes as additional interest expense.  During the three months ended March 31, 2004, the Company recognized interest expense of $44,250.  The balance of the promissory notes as of March 31, 2004 is $2,090,250 and is included in notes payable – current.

NOTE 5

STOCKHOLDERS’ DEFICIENCY

(A) Stock Issued for Cash

During 2002, the Company issued 58,189,728 shares of common stock to its founder for $18,522 ($0.0004 per share).

During 2003, the Company issued 4,423,012 shares of common stock for cash of $556,455 ($0.125 per share).

During 2003, the Company issued 2,169,148 shares of common stock for $611,888 ($0.28 per share), net of offering costs of $11,239.

During 2004, the Company issued 6,650,000 shares of common stock for $1,662,500 ($0.25 per share).

(B) Stock Issued for Services

During 2002, the Company issued 2,957,376 shares of common stock for software development services valued for financial accounting purposes at $1,113,005 ($0.3775 per share) based upon recent cash offering prices.

During 2003, the Company issued 434,036 shares of common stock for software development services valued for financial accounting purposes at $138,140 ($0.3175 per share) based upon recent cash offering prices.

INFINIUM LABS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Financial Statements

As of March 31, 2004 (Consolidated) and December 31, 2003

(Unaudited)

During 2003, the Company issued 942,600 shares of common stock for signature rights valued for financial accounting purposes at $300,000 ($0.3175 per share) based upon recent cash offering prices.

During 2004, the Company issued 1,750,000 shares of common stock for software development and consulting services with a fair value of $2,581,250 ($1.475 per share).

(C) Stock Issued for Legal Settlement

During February 2004, the Company issued 66,668 shares of common stock with a fair value of $98,335 ($1.475 per share) in settlement of a lawsuit.

(D) Stock Issued with Notes Payable

During February 2004, the Company issued 240,000 shares of common stock with a fair value of $354,000 ($1.475 per share) (See Note 4(C)).

(E) Stock Dividend

During January 2004, the Company declared a 4 for 1 common stock dividend to be effected in the payable to stockholders of record on January 19, 2004.  Per share and weighted average share amounts have been retroactively restated in the accompanying financial statements and related notes to reflect this dividend.

(F) Stock Issued in Reverse Merger

On January 5, 2004, the Company issued 16,156,000 (807,800 pre-split) shares of common stock for all the outstanding shares of Global Business Resources.

(G) Financing Commitment

The Company has received $46,000,000 in financing commitments.  The financing, subject to certain conditions, will be provided by SBI-Brightline VI, LLC, an affiliate of SBI-USA, LLC, Infinium Investment Partners, LLC, an affiliate of Trilogy Capital Partners, Inc., Hadavor Hanachan, LLC and Reich Capital (collectively the “Partners”).  Pursuant to the terms of the financing, the Partners each have agreed to purchase 33,500,000 (post-split) shares of common stock of the Company at an average share price of $1.37, representing a total financing commitment of $46,000,000.  Among other conditions, the financing is contingent on the effectiveness of a Registration Statement with the Securities and Exchange Commission covering the resale of the shares.

INFINIUM LABS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Financial Statements

As of March 31, 2004 (Consolidated) and December 31, 2003

(Unaudited)

NOTE 6

COMMITMENTS AND CONTINGENCIES

(A) Litigation

On October 27, 2003, SensAble Technologies, Inc. filed a complaint against Infinium in the U.S. District Court for the District of Delaware, alleging federal trademark infringement, federal trademark dilution, federal unfair competition, and Delaware common law unfair competition regarding the trademark “Phantom”.  The complaint seeks damages, injunctive relief against the Company’s use of the name “Phantom”, surrender of the Company’s website www.phantom.com, , withdrawal of trademark applications for the “Phantom” mark and other unspecified damages.  The Company believes they have meritorious defenses against these claims and intends to defend themselves vigorously.  In December 2003, the Company filed a response to the suit denying all of the claims and seeking dismissal of the suit in summary judgment.  During 2004, the Company settled the suit and agreed to issue 400,000 (100,000 pre-split) shares of common stock in full settlement.  The Company has accrued $590,000 for the value of shares to be issued in the settlement.

The Company is party to litigation which may arise from time to time in the ordinary course of business.  As of March 31, 2004, the Company has not accrued any amounts relating to any additional litigation.

(B) Employment Agreements

On January 3, 2004, the Company entered into an employment agreement with its Executive Vice President of Channel Sales for a period of three years unless the Company or the employee agrees to terminate the agreement within three months prior to the anniversary date.  The agreement provides for an initial minimum annual salary of $125,000, which increases to $175,000 upon the Company closing its second round financing or June 1, 2004, whichever occurs earlier.

NOTE 7

GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no sales, a working capital deficiency of $2,435,135, and a stockholders’ deficiency of $1,733,272.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

INFINIUM LABS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Financial Statements

As of March 31, 2004 (Consolidated) and December 31, 2003

(Unaudited)

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 8

SUBSEQUENT EVENTS

(A) Stock Split

On May 5, 2004, the Company declared a 4 for 1 stock split to stockholders of record on May 5, 2004.  Per share and weighted average share amounts have been retroactively restated in the accompanying financial statements and related notes to reflect this split.

(B) Increase in Authorized Capital

During March 2004, the Company approved the increase in the number of authorized common shares from 50,000,000 to 200,000,000 that was effective in April 2004.

(C) Notes Payable

Subsequent to March 31, 2004, the Company received an aggregate of $1,850,000 in notes payable with an  interest rate of 15%, due twelve months from issuance on the same terms as previously issued notes (See Note 4(C)).

(D) Common Stock Issuances

The Company issued 440,000 shares of common stock on the same terms as previously issued common stock in association with the notes payable issued subsequent to March 31, 2004 (See Notes 4(C) and 8(C)).

ITEM 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Certain information included in this Form 10-QSB contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These statements represent the Company’s expectations or beliefs, including, but not limited to, statements concerning its plans, strategies, operations and objectives.  For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements.  Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate” or “continue” or similar words are intended to identify forward-looking statements, although not all forward-looking statements are identified by those words.  Forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company’s control.  Actual results may differ materially depending on a variety of important factors such as those described in the Company’s Form 8-K filed with the Securities and Exchange Commission on January 20, 2004.  All forward-looking statements speak only as of the date of this Form 10-QSB.  The Company has not undertaken to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

The Merger

On January 5, 2004, the Company’s wholly owned subsidiary merged with and into Infinium Labs Operating Corporation, with Infinium Labs Operating Corporation surviving as its wholly owned subsidiary.  Infinium Labs Operating Corporation was incorporated in the State of Delaware on December 9, 2002 for the purpose of developing a videogame service and system.  In connection with the merger and related transactions, the Company changed its name from Global Business Resources, Inc. to Infinium Labs, Inc.  Infinium Labs Operating Corporation’s stockholders acquired 82.35% of the Company’s outstanding common stock and its directors and officers became the Company’s directors and officers.  Since the completion of the merger, the Company’s business has consisted of the business and operations of Infinium Labs Operating Corporation.  When used in this Form 10-QSB, references to Phantom and Infinium Labs are references to its trademarks or service marks with respect to which the Company has filed applications for registration with the U.S. Patent and Trademark Office.

Overview

The Company believes that it is positioned to be one of the leaders in the “pervasive gaming/interactive entertainment” market by introducing, marketing and selling the first combination video game console and broadband video game service to incorporate both game play and content distribution: the Phantom Gaming System and the Phantom Gaming Service.  The Company’s service and system are designed to allow consumers to search, preview, purchase and play a large selection of interactive entertainment (video games) online.  The Company’s mission is to provide users with the ultimate gaming experience by developing a leading edge Phantom Gaming System and an online game service that provides on-demand access to an extensive selection of games and interactive entertainment via a broadband Internet connection.

The Company’s plan is to take advantage of the current inefficiencies in the video gaming market, which stem from hardware limitations imposed by the proprietary systems of the dominant video game manufacturers, and software limitations attributable to retail marketing limitations and piracy.  The proprietary game platforms of the three largest game platform manufacturers – Sony, Microsoft and Nintendo – impose significant costs on publishers and game developers by requiring them to buy licenses and software development kits (SDK’s) and to either limit their distribution alternatives or develop the game for multiple platforms. Because most games are distributed in boxed format, generally many popular retail outlets typically stock only the top 200 selling games in select genres.  This leaves most game publishers and developers searching for alternative distribution systems as either a primary or supplemental source of revenue.

The Company’s system creates a uniform gaming platform that allows game developers to develop games which may be safely distributed though a broadband network.  The Company’s system benefits game developers by allowing them to develop games that are not unique to a single game platform.  At the same time, game developers will have a more versatile outlet for their games than the retail channels that currently exist while the risk of piracy is reduced.  Over time, the Company believes that game developers will be more willing to invest in developing sophisticated games because they will have a greater certainty of generating a return on their investment.  The Company’s system will benefit consumers by providing greater variety in the video games readily accessible as well as greater convenience.  It’s game selection will not be limited by floor space or other constraints, and consumers will have access to more than just the current “hot” games.  Consumers will be able to select games in their own homes and will not be subject to the “no return if opened” risk imposed by retailers to combat piracy.  Instead, consumers will be able to preview and rent video games before they buy them.

Business Objectives

The Company is currently in the development stage of operations and expects to be in that mode for at least the next six months.  The Company’s goal is to commence selling its system and service in the fourth quarter of 2004 and to ramp up each successive month.  The Company’s primary mission is to revolutionize the video game industry with an innovative combination of gaming hardware, software and secure online digital distribution.  The Company’s primary objective over the next six months is to launch its system and service in time for the 2004 holiday season to capitalize on the 2004 “off-year” for the dominant video game console manufacturers.

The Company intends to pursue product development and marketing activities, concentrating the major portion of the Company’s energy and resources on the creation of the Phantom Gaming System and Phantom Gaming Service and on generating consumer demand for both.  The Company has selected a contract manufacturer to provide engineering support services, necessary parts, and fabrication and assembly of the hardware units.  The Company is also negotiating with data center operators to host its servers and with other providers to perform the Company’s customer support functions.  Consistent with the Company’s business strategy, it has already entered into a development agreement with respect to the engineering and industrial design of the Phantom Gaming System.

The Company has identified a core group of potential customers/distribution partners for the Company’s product and continues to meet with these companies on a regular basis.  The Company is pursuing multiple channels of distribution ranging from traditional retailers, to broadband providers, to hospitality and location-based entertainment operators, to direct online “e-tailers.”  The Company expects to announce the majority of its distribution partners during the second calendar quarter of 2004.

The Company’s goal is to enter into distribution arrangements with several or more of these entities whereby each entity would purchase Phantom Gaming Systems through a purchase order process and resell the systems to their customers.  In exchange they would be entitled to a negotiated share of the recurring subscription and/or software sales/rental revenues.

In addition to seeking distribution arrangements with potential partners, the Company plans to develop its library of available game content through licensing arrangements with additional third party game publishers and ultimately through direct relationships with independent game developers.  Key members of the Company’s management team have and will continue to attend and speak at industry trade conferences and to leaders in the game publishing industry.

Cash Requirements

The Company estimates based on the its current business strategy that the Company will have operating cash requirements over the next twelve months of approximately $40,285,000 as follows:

Operating expenses, including employee

salaries and benefits, office expenses

rent expense, legal and accounting, publicity

 investor relations, net of payables

$15,005,000

Research and product development

6,403,000

Marketing

18,277,000

Capital Expenditures

     600,000

Total Estimated Cash Requirements

$40,285,000

The Company’s estimate of operating expenses represents the expenditures it anticipates incurring in the operation of the business.  The Company’s estimated operating expenses include $9,775,000 of employee salaries and corresponding benefits.  The Company currently employs 41 full-time individuals and anticipates adding approximately 43 full-time individuals to its employee base through the end of 2004; leveling off at approximately 84 full time employees.

The Company estimates that its research and development plan will require approximately $6,403,000 of its funds over the next 12 months, dedicated to the following activities:

Hardware Development and Design Costs

$1,298,000

Production Line Start Up Costs

1,518,000

Personnel

2,275,000

Contractual Services

385,000

Indirect Costs

   927,000

Total

$6,403,000

The Company currently employs 15 full-time individuals for product development and operations and plans to increase that number to approximately 27 by the end of 2004.

The Company will seek to increase consumer demand for its system and service through a number of significant marketing programs, ranging from traditional paid advertising to sponsorships and publicity. To that end, the Company has entered into a marketing agreement to assist with the marketing of and placement of sponsorships for the Phantom Gaming Service.  The Company anticipates entering into additional agreements with a leading advertising agency and public relations firm.  The Company recently had a significant presence at the 2004 Electronic Entertainment Expo, held from May 12 through May 14, 2004, in the Los Angeles Convention Center.  This event is the preeminent annual sales conference for the videogame industry, and the Company showcased its system and service to the industry at large during this event.  The Company estimates that its marketing plan will cost approximately $18,277,000 over the next 12 months, dedicated to the following activities:

Advertising

$13,000,000

Personnel

1,461,000

Promotions and Marketing

     3,816,000

Total

$18,277,000

The Company’s current strategic plan does not indicate a need for material capital expenditures in the conduct of marketing or distribution activities but will require an increase in the number of employees dedicated to marketing and distribution.  The Company currently employs 3 full-time individuals for marketing, distribution and content acquisition and plans to increase that number to approximately 16 by the end of 2004.

Sources of Capital

As of March 31, 2004, the Company had cash on hand of $352,750, which represents the remaining proceeds from the sale of common stock during January 2004 for aggregate proceeds of $1,687,500 and from bridge financing transactions completed in February and March 2004 in an aggregate amount of $2,400,000.  In addition, the Company has received additional bridge financing of $1,825,000 through May 13, 2004.

On April 22, 2004 and May 7, 2004, the Company entered into revised Stock Purchase Agreements (the “Agreements”) with SBI Brightline VI, LLC, Infinium Investment Partners, LLC, HaDavar HaNachon LLC and Reich Capital, Inc. obligating them to purchase, upon the Company’s election, up to 33.5 million shares of its common stock for an aggregate purchase price of $46.0 million.  The Agreements require the Company to file and have declared effective a registration statement, registering the shares under the Securities Act of 1933, as amended, for resale by the applicable purchaser.  Each purchaser’s obligation to purchase the shares is contingent on such shares being so registered.  After the shares are registered, the Company may elect to sell the shares to the purchasers in specific tranches.

Except for the requirement to sell the tranches in order, there is no limitation on when the Company may require a purchaser to purchase the shares included in any tranche.  The Company is not obligated to sell any such shares.  The purchasers’ obligations to purchase the shares are subject to the shares continuing to be registered for resale under the Securities Act and to other customary conditions for transactions of this kind.

In addition to the Agreements, the Company is actively pursuing an additional $6.5 million of bridge financing to meet its capital needs through the time that the registration statement is filed and declared effective.

The Company estimates that a combination of the equity financing from the sale of its common stock pursuant to the Agreements, the additional bridge financing, and projected revenues from the sales of its system and service will be sufficient to satisfy the Company’s cash requirements over the next 12 months.  If the registration of the shares covered by the Agreements is delayed or the Company does not launch its system and service when currently planed, the Company will need to raise additional capital from other sources or curtail its proposed spending.

ITEM 3.  Controls and Procedures

Based on their evaluation at March 31, 2004, the Company’s principal executive officer and principal financial officer, with the participation and assistance of its management, concluded that its disclosure controls and procedures as defined in Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, were effective in design and operation.  There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings:

Not applicable.

Item 2.

Changes in Securities and Small Business Issuer Purchase of Equity Securities:

On January 5, 2004, we issued 75,399,220 shares of Common Stock as merger consideration to the former stockholders of Infinium Labs Operating Corporation.  These shares were issued in a transaction exempt from the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 506 of Regulation D promulgated thereunder based on the following facts (the “Rule 506 Conditions”):

(i)

the securities were sold only to accredited investors;

(ii)

the securities were not offered by any form of general solicitation or general advertising;

(iii)

each investor had represented that such investor was acquiring the securities for such investor’s own account for investment; and

(iv)

the securities were issued with restrictive legends.

On January 7, 2004, we issued 2,290,000 shares of Common Stock to eight investors in a private placement for consideration of $0.25 per share.  These shares were issued in a transaction exempt from the Securities Act pursuant to Rule 506 of Regulation D promulgated thereunder based on the fact that they were issued in compliance with the Rule 506 Conditions.

Also on January 7, 2004, our Board of Directors declared a stock dividend of 4 shares of Common Stock for each share of Common Stock outstanding on January 19, 2004 (the “Record Date”). The stock dividend was payable on the Record Date to holders of record of Common Stock as of the Record Date.

On January 22, 2004, we issued 4,360,000 shares of Common Stock to 32 investors in a private placement for consideration of $0.25 per share.  These shares were issued in a transaction exempt from the Securities Act pursuant to Rule 506 of Regulation D promulgated thereunder based on the fact that they were issued in compliance with the Rule 506 Conditions.

On February 12, 2004, we borrowed $1.4 million under a 15% secured debenture for a maximum term of 12 months.  As additional consideration, we issued to the holder 80,000 shares of Common Stock.  These transactions were exempt from registration under Section 4(2) of the Securities Act because they did not involve any public offering.

On February 23, 2004, we borrowed $1.0 million under a 12% secured subordinated debenture for a maximum term of 12 months.  As additional consideration, we issued to the holder 80,000 shares of Common Stock.  These transactions were exempt from registration under Section 4(2) of the Securities Act because they did not involve any public offering.

On February 27, 2004, we borrowed $500,000 under a 12% secured subordinated debenture for a maximum term of 12 months.  As additional consideration, we issued to the holder 80,000 shares of Common Stock.  These transactions were exempt from registration under Section 4(2) of the Securities Act because they did not involve any public offering.

On March 30, 2004, we issued 66,668 shares of Common Stock to a single claimant as consideration for the settlement of a lawsuit.  This transaction was exempt from registration under Section 4(2) of the Securities Act because it did not involve any public offering.

On March 30, 2004, we issued 1,750,000 shares of Common Stock to six service providers in exchange for services.  These transactions were exempt from registration under Section 4(2) of the Securities Act because they did not involve any public offering.

Item 3.

Defaults upon Senior Securities:

Not applicable

Item 4.

Submission of Matters to a Vote of Security Holders:

By written consent dated March 15, 2004, stockholders owning more than a majority of the issued and outstanding shares of common stock of the Company authorized and approved a Certificate of Amendment to our Certificate of Incorporation without a meeting.  The Certificate of Amendment was filed on May 5, 2004 and: (1) increased the number of shares of common stock we are authorized to issue from 50,000,000 shares to 200,000,000 shares, and (2) effected a four-for-one stock split of our outstanding common stock.

Item 5.

Other Information:

None

Item 6.

Exhibits and Reports on Form 8-K:

(a)

Exhibits:

Exhibit No.	Exhibit Description	Location
2-1

Agreement and Plan of Merger dated as of

Filed herewith

December 24, 2003 by and among Global Business Resources, Inc., Global Infinium Merger Sub, Inc., Infinium Labs Corporation and Peter J. Goldstein

Incorporated by Reference to Exhibit 2-1 to Form 8-K filed with the SEC on January 20, 2004
3-1	Certificate of Incorporation	Incorporated by Reference to Exhibit 3-0 to Form SB-2 (Registration No. 333-67990) filed with the SEC on August 20, 2001
3-2	Certificate of Amendment of Certificate of Incorporation	Incorporated by reference to Exhibit 3-2 to the Company’s Form 10-KSB for the year ended December 31, 2003 (the “Form 10-KSB”)
3-3	Certificate of Amendment of Certificate of Incorporation	Incorporated by reference to Exhibit 3-4 to the Form 10-KSB
3-4	By-laws	Incorporated by reference to Exhibit 3-4 to the Form 10-KSB
4-1	Stock Purchase Agreement dated as of January 22, 2004 between Infinium Labs, Inc. and SBI Brightline VI, LLC	Incorporated by reference to Exhibit 4-1 to Form 8-K filed with the SEC on January 26, 2004
4-2	Stock Purchase Agreement dated as of January 22, 2004 between Infinium Labs, Inc. and Infinium Investment Partners, LLC	Incorporated by reference to Exhibit 4-2 to Form 8-K filed with the SEC on January 26, 2004
4-3	Form of Subscription Agreement between Infinium Labs, Inc. and certain stockholders of Infinium Labs, Inc.	Incorporated by reference to Exhibit 4-3 to the Form 10-KSB
31-1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed herewith
31-2	Rule 13a-14(a) Certification of Acting Chief Financial Officer	Filed herewith
32-1	Section 1350 Certification	Filed herewith

(b)

Reports on Form 8-K:

Current Report on Form 8-K on January 20, 2004 regarding the change in control of the Company as a result of the Merger.

Current Report on Form 8-K on January 22, 2004 regarding Stock Purchase Agreement with each of SBI Brightline VI, LLC and Infinium Investment Partners, LLC.

Current Report on Form 8-K on March 22, 2004 amending Current Report on Form 8-K dated January 5, 2004, filed on January 20, 2004, to amend Item 7 to include the financial statements of the business acquired and the pro forma financial information required by Item 7 of Form 8-K.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 17, 2004

INFINIUM LABS, INC.

/s/ Timothy M. Roberts

By:

Timothy M. Roberts, Chairman and Chief Executive Officer

/s/ Terrance F. Taylor

By:

Terrance F. Taylor, Acting Chief Financial Officer