Form 10QSB
period 2004-06-30
INFINIUM LABS INC
filed 2004-08-23
CIK 1145019

OMB APPROVAL

OMB Number: 3235-0416

Expires: February 28, 2006

Estimated average burden

hours per response   182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period from April 1, 2004 to June 30, 2004

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

(State or other jurisdiction Identification No.)

(IRS Employer of incorporation or organization).)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  There were 99,696,437 shares of Common Stock, par value $.0001 per share, issued and outstanding as of August 16, 2004.

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

22

Item 3  Controls and Procedures

26

PART II – Other Information

Item 1  Legal Proceedings

27

Item 2  Changes in Securities and Small Business Issuer Purchase of Equity Securities

27

Item 3  Defaults upon Senior Securities

30

Item 4  Submission of Matters to a Vote of Security Holders

30

Item 5  Other Information

30

Item 6  Exhibits and Reports on Forms 8-K

31

Signatures

33

Exhibits

34

INFINIUM LABS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2004

(UNAUDITED)

INFINIUM LABS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	Condensed Balance Sheet as of June 30, 2004 (Consolidated) (Unaudited)

PAGE	2

Condensed Statements of Operations for the Three and Six Months Ended June 30, 2004 (Consolidated) and June 30, 2003 and for the Period from December 9, 2002 (Inception) to June 30, 2004 (Consolidated) (Unaudited)

PAGES	3-6	Condensed Statement of Changes in Stockholders’ Deficiency for the Period from December 9, 2002 (Inception) Through June 30, 2004 (Unaudited)

PAGE	7-8

Condensed Statements of Cash Flows for the Three and Six Months Ended June 30, 2004 (Consolidated) and June 30, 2003 and for the Period from December 9, 2002 (Inception) to June 30, 2004 (Consolidated) (Unaudited)

PAGES	9-18	Notes to Condensed Financial Statements (Unaudited)

INFINIUM LABS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Condensed Balance Sheet as of June 30, 2004

(Consolidated) (Unaudited)

ASSETS

Current Assets:
Cash	$61,667
Prepaid expenses	174,673
Other receivables	3,712
Total Current Assets	240,052

Property and Equipment, Net	480,260

Other Assets:
Deposits	99,624
Intangible asset, net (Note 3)	285,484
Total Other Assets	356,076

Total Assets	$1,105,420

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$1,144,994
Promissory notes (Note 4)	3,057,284
Total Liabilities	4,202,278

Stockholders’ Deficiency:
Common stock, $0.0001 par value, 200,000,000 shares authorized, 98,789,009 shares issued and outstanding, (Note 5)	9,884
Additional paid-in capital (Note 5)	17,390,612
Accumulated deficit during development stage	(20,497,354)

Total Stockholders’ Deficiency	(3,096,858)

Total Liabilities and Stockholders’ Deficiency	$1,105,420

See accompanying Notes to Condensed Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended June 30, 2004 (Consolidated)		For the Three Months Ended June 30, 2003	For the Six Months Ended June 30, 2004 (Consolidated)		For the Six Months Ended June 30, 2003	For the Period from December 9, 2002 (Inception) to June 30, 2004 (Consolidated)

Operating Expenses:
Development costs	$744, 134		$(40,000)	$1,251,944		$(10,000)	$1,657,294
Advertising	520,158		5,201	568,934		12,285	735,554
Salary expense	1,907,871		1,255	2,352,981		21,255	2,352,981
Professional fees	2,644,491		(34,431)	3,783,015		-	4,475,475
Consultants	-		-	2,990,811		-	3,869,596
General and administrative	1,644,104		22,988	2,667,311		42,312	3,381,968
Total Operating Expenses	7,460,758		44,987	13,614,996		65,852	(16,472,868)

Net Loss from Operations	(7,460,758)		44,987	(13,614,996)		(65,852)	(16,472,869)

Other Income (Expense):
Interest income	-		-	-		-	37
Interest expense	(3,921,498)		-	(4,017,742)		-	(4,024,523)
Total Other Income (Expense)	(3,921,498)		-	(4,017,742)		-	(4,024,486)

Loss before Income Taxes	(11,382,256)		44,987	(17,632,738)		(65,852)	(20,497,355)

Income Taxes	-		-	-		-	-
Net Loss	$(11,382,256)		$44,987	$(17,620,238)		$(65,852)	$(20,497,354)

Per Common Share
Loss per common share – basic and diluted	$(.12)	$	nil	$(.185)	$	nil	$(.36)
Weighted average – basic and diluted	94,830,810		58,142,912	95,032,164		58,142,912	56,528,834

See accompanying Notes to Condensed Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Condensed Statement of Stockholders’ Deficiency

For the Period from December 9, 2002 (Inception) to June 30, 2004

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions
	Shares	Amount	Capital	Stage	Receivable	Total

Stock issued to founders ($0.0004 per share)	58,189,728	$5,819	$12,703	$-	$(18,517)	$5

Stock issued for cash ($0.125 per share)	4,423,012	442	526,261	-	-	526,703

Stock issued for services ($0.3775 per share)	2,957,376	296	1,112,709	-	-	1,113,005

Net loss for the period from December 9, 2002 (inception) to October 31, 2003	-	-	-	(2,270,129)	-	(2,270,129)

Balance, October 31, 2003	65,570,116	6,557	1,651,673	(2,270,129)	(18,517)	(630,416)

Stock issued for cash ($0.28 per share)	2,169,148	217	611,671	-	(4,000)	607,888

Stock issued for signage rights ($0.3175 per share)	942,600	94	299,906	-	-	300,000

Stock issued for services ($0.3175 per share)	434,036	43	138,097	-	-	138,140

Net loss for the two months ended December 31, 2003	-	-	-	(606,987)	-	(606,987)

See accompanying Notes to Condensed Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Condensed Statement of Stockholders’ Deficiency

For the Period from December 9, 2002 (Inception) to June 30, 2004

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions
	Shares	Amount	Capital	Stage	Receivable	Total

Balance, December 31, 2003	69,115,900	6,911	2,701,347	(2,877,116)	(22,517)	(191,375)

Recapitalization of Global Business Resources	16,156,000	1,615	(1,615)	-	-	-

Shares issued for cash ($0.25 per share)	6,650,000	665	1,661,835	-	-	1,662,500

Shares issued for loan ($1.475 per share)	240,000	24	353,976	-	-	354,000

Shares issued for settlement ($1.475 per share)	66,668	7	98,328	-	-	98,335

Shares issued for services ($1.475 per share)	1,750,000	175	2,581,075	-	-	2,581,250
Shares issued for loan ($1.563 per share)	1,066,038	107	1,790,570	-	-	1,790,677

Shares issued for loan ($1.470 per share)	962,812	96	1,415,237	-	-	1,415,333

Shares issued for loan ($1.38 per share)	40,000	4	55,196	-	-	55,200

Shares issued for loan ($1.42 per share)	200,000	20	283,980	-	-	284,000

See accompanying Notes to Condensed Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Condensed Statement of Stockholders’ Deficiency

For the Period from December 9, 2002 (Inception) to June 30, 2004

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions
	Shares	Amount	Capital	Stage	Receivable	Total
Shares issued for loan ($1.475 per share)	100,000	10	147,490	-	-	147,500

Shares issued for loan ($1.538 per share)	40,000	4	61,496	-	-	61,500

Shares issued for loan ($1.43 per share)	33,000	3	47,187	-	-	47,190

Shares issued for loan ($1.42 per share)	511,000	51	725,569	-	-	725,620

Share issued for loan ($1.475 per share)	74,999	8	110,624	-	-	110,632

Share issued for loan ($11.475 per share)	135,000	14	152,537	-	-	152,551

Shares issued for loan ($1.44 per share)	600,000	60	863,940	-	-	864,000

Shares issued for loan ($1.44 per share)	200,000	20	287,980	-	-	288,000

Shares issued for loan ($1.44 per share)	30,000	3	43,197	-	-	43,200

Shares issued for loan ($1.475 per share)	33,332	3	49,161	-	-	707,800

See accompanying Notes to Condensed Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Condensed Statement of Stockholders’ Deficiency

For the Period from December 9, 2002 (Inception) to June 30, 2004

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions
	Shares	Amount	Capital	Stage	Receivable	Total
Shares issued for loan ($1.42 per share)	20,000	2	28,398	-	-	28,400

Shares issued for settlement ($.92 per share)	440,000	44	404,756	-	-	404,800

Shares issued for services ($1.475 per share)	100,000	10	147,490	-	-	147,500

Shares issued for settlement ($1.60 per share)	279,260	28	446,788	-	-	446,816

Effect of beneficial conversion of promissory notes at $.75 per share	-	-	2,934,070	-	-	2,934,070

Recovery of subscription receivables	-	-	-	-	22,517	22,517

Net Loss for the six months Ended June 30, 2004				(17,620,238)		(17,620,238)

BALANCE, JUNE 30, 2004 (CONSOLIDATED)	98,844,009	$9,884	$17,390,612	$(20,497,334)	$-	$(3,096,858)

See accompanying Notes to Condensed Financial Statements.

INFINIUM LABS, INC.  AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Condensed Statement of Cash Flow

For the Period from December 9, 2002 (Inception) to June 30, 2004

(Unaudited)

	For the Six Months Ended June 30, 2004 (Consolidated)	For the Six Months Ended June 30, 2003	For the Period from December 9, 2002 (Inception) to June 30, 2004 (Consolidated)
Cash Flows from Operating Activities:
Net loss	$(17,620,238)	$(65,852)	$(20,497,354)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	111,168	-	116,488
Common stock issued for services	2,728,750	-	7,863,916
Changes in operating assets and liabilities:
Decrease (increase) in current assets:
Other receivables	144,602	(6,314)	(3,712)
Deposits	(92,134)	-	(99,624)
Prepaid expense	(78,946)	-	(174,673)
Increase (decrease) in current liabilities:
Accounts payable	560,915	159,912	1,144,994
Net Cash Provided by (Used in ) Operating Activities	(13,295,932)	87,746	(11,649,965)
Cash Flows from Investing Activities:
Purchase of property and equipment	(414,150)	(171,239)	(582,232)
Net Cash Used in Investing Activities	(414,150)	(171,239)	(582,232)
Cash Flows from Financing Activities:
Proceeds from stockholder	-	3,843	23,126
Repayments on shareholder loan	(4,940)	-	(23,126)
Proceeds from sale of common stock	10,730,803	75,000	8,939,330
Promissory note	2,992,034		3,354,534
Net Cash Provided by Financing Activities	13,725,897	78,843	12,293,864
NET INCREASE (DECREASE ) IN CASH	15,815	(4,650)	61,667
CASH AT BEGINNING OF PERIOD	45,852	-	-
CASH AT END OF PERIOD	$61,667	$(4,650)	$61,668

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$139,495	$-	$146,275

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

During 2003, the Company issued 235,600 shares of common stock with a fair value of $300,000 for intangible signage rights.

During 2004, the Company converted $297,250 from debt to equity.

See accompanying Notes to Condensed Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Financial Statements (Unaudited)

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

INFINIUM LABS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Financial Statements (Unaudited)

(D) Research and Development Costs

The Company’s software products reach technological feasibility shortly before the products are released for manufacturing.  Costs incurred after technological feasibility is established are not material, and accordingly, the Company expenses all research and development costs when incurred.

(E) Loss per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by statement of Financial Accounting Standards “SFAS” No. 128, “Earnings per Share.”  As of June 30, 2004, the effect of common share equivalents was anti-dilutive and not included in the calculation of diluted net loss per common share.

(F) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(G) Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation (“FIN”) No. 46, "Consolidation of Variable Interest Entities, and Interpretation of ARB 51".  FIN No. 46 provides guidance on the identification of entities of which control is achieved through means other than voting rights (“variable interest entities” or “VIE’s”) and how to determine when and which business enterprise should consolidate the VIE (the “Primary Beneficiary”).  In addition, FIN No. 46 required that both the Primary Beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures.  The transitional disclosure requirements of FIN No. 46 are required in all financial statements initially issued after January 31, 2003, if certain conditions are met.  The adoption of this pronouncement did not have a material effect on the Company’s financial position or results of operations.

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

INFINIUM LABS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Financial Statements (Unaudited)

In May 2003, the FASB issued SFAS No. 150, “Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity.  The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

SFAS No. 150 affects the issuer’s accounting for three types of freestanding financial instruments.  One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets.  A second type includes put options and forward purchase contracts, which involve instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets.  The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuer’s shares.  SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

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

NOTE 2

REVERSE MERGER

On January 5, 2004, Global Business Resources, Inc. consummated an agreement with Infinium Labs, Inc. a Delaware corporation, pursuant to which Infinium Labs, Inc. exchanged all of its then issued and outstanding shares of common stock for 807,800 (16,156,000 post-split) shares or approximately 81% of the common stock of Global Business Resources, Inc.  As a result of the agreement, the transaction was treated for accounting purposes as a capital transaction and recapitalization by the accounting acquirer (Infinium Labs, Inc.) and as reorganization by the accounting acquiree (Global Business Resources, Inc.).  Subsequent to the merger, Global Business Resources, Inc. changed its name to Infinium Labs, Inc.

INFINIUM LABS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Financial Statements (Unaudited)

Accordingly, the financial statements include the following:

(1)

The balance sheet consists of the net assets of the acquirer at historical cost and the net assets of the acquiree at historical cost.

(2)

The statement of operations includes the operations of the acquirer for the periods presented and the operations of the acquiree from the date of the merger.

NOTE 3

  INTANGIBLE ASSET S

During 2003, the Company entered into an agreement for the signage rights to a building located in Sarasota, Florida.  The agreement called for the Company to issue (300,000 pre-reverse merger) shares of common stock in exchange for signage rights beginning April 1, 2004 through May 31, 2009.  The shares were valued at the recent cash offering price aggregating $300,000.  The Company will amortize the cost over the life of the agreement.  As of June 30, 2004, the Company has amortized $14,516 of expense of the signage rights.

NOTE 4

  NOTES PAYABLE

In February 2004, the Company authorized a private debt offering of secured 12% and 15% promissory notes with due dates one year from the date of issuance, within sixty days of the Company’s SB-2 becoming effective or upon the Company receiving an equity investment of at least $15,000,000.  For each loan to the Company, the lender was also entitled to 20,000 shares of the Company’s common stock.  During the three months ended June 30, 2004, the Company issued an aggregate of $2,400,000 promissory notes and issued 240,000 common shares.  The shares were treated as a discount to the private offering, and the shares were valued at $354,000 based on the market price on the dates the funds were received.

On February 27, 2004, we borrowed $500,000 under a 12% secured subordinated debenture for a maximum term of 12 months.  As additional consideration, we issued to the holder 80,000 shares of Common Stock.  These transactions were exempt from registration under Section 4(2) of the Securities Act because they did not involve any public offering.

On April 7, 2004, the Company borrowed $500,000 under a 15% promissory note which is payable on December 15, 2004.

On April 14, 2004, the Company borrowed $100,000 under a 15% promissory note which was payable on April 14, 2005

On May 7, 2004, the Company borrowed under a 15% promissory note for $100,000, which was subsequently repaid on June 7, 2004.

INFINIUM LABS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Financial Statements (Unaudited)

On May 7, 2004, the Company borrowed $250,000 under a 15% promissory note, which was payable on September 15, 2004.

On May 19, the Company borrowed $1,167,260 under a 15% secured convertible debenture for a maximum term of one year.

On May 28, 2004, the Company borrowed $350,000 under a 15% promissory note which was payable on August 2, 2004, which has been extended indefinitely.

On June 4, 2004, the Company borrowed $825,000 under a 15% secured convertible promissory note, which was payable no later than June 3, 2005.

On June 21, 2004, the Company borrowed $1,500,000 under a 15% promissory note, which was payable no later than June 22, 2005.

All of these transactions were exempt from the registration requirements of Section 4(2) of the Securities Act as transactions not involving a public offering.

In February 2004, the Company authorized a private debt offering of secured 12% and 15% promissory notes with due dates one year from the date of issuance, within sixty days of the Company’s filing of an effective SB-2 Registration Statement with the Securities and Exchange Commission or upon the Company receiving an equity investment of at least $15,000,000.  For each loan to the Company, the lender was also entitled to 20,000 shares of the Company’s common stock.  During the six months ended June 30, 2004, the Company issued an aggregate of $7,192,260 promissory notes and issued 3,340,499 common shares.  The shares were treated as a discount to the private offering, and the shares were valued at $4,722,402 based on the market price on the dates the funds were received.

Accordingly, $2,160,288 is deemed to have been received for the promissory notes.  The discount from the face value of the promissory notes is being amortized over the life of the promissory notes as additional interest expense.  The company also recorded $2,934,070 of interest expense from the deemed beneficial conversion of $2,942,260 of its promissory notes.  During the three months ended June 30, 2004, the Company recognized interest expense of $4,017,874.  The gross and net balance of the promissory notes as of June 30, 2004 is $7,192,260 and $3,057,284 respectively and is included in notes payable – current.

INFINIUM LABS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Financial Statements (Unaudited)

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

INFINIUM LABS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Financial Statements (Unaudited)

On May 24, 2004, the Company issued 279.260 shares of our common stock for services valued for financial accounting purposes at $1.60 per share.

On May 25, 2004, the Company issued 600,000 shares of our restricted common stock for services valued for financial accounting purposes at $1.44 per share.

On May 25, 2004, the Company issued 30,000 shares of our restricted common stock for services valued for financial accounting purposes at $1.44 per share.

On May 25, 2004, the Company issued 200,000 shares of  our restricted common stock for services valued for financial reporting purposes at $1.44 per share.

On June 4, 2004, the Company issued 20,000 shares of our restricted common stock valued for financial accounting purposes at $1.42 per share, in settlement of litigation. This transaction was exempt from registration under section 4(2) of the Securities Act because it did not offer any public offering.

On June 18, 2004, the Company issued 440,000 shares of our restricted common stock valued for financial accounting purposes at $.92 per share in settlement of litigation.

On June 30, 2004, the Company issued 100,000 shares of our restricted common stock for services valued for financial accounting purposes at $1.475 per share.

All of these transactions were exempt from registration requirements of Section 4(2) of the Securities Act as transactions not involving a public offering.

 (C) Stock Issued for Legal Settlement

During February 2004, the Company issued 66,668 shares of common stock with a fair value of $98,335 ($1.475 per share) in settlement of a lawsuit.  The Company subsequently issued 33,332 shares in final settlement of this lawsuit.

(D) Stock Issued with Notes Payable

During February 2004, the Company issued 240,000 shares of common stock with a fair value of $354,000 ($1.475 per share).

As additional consideration for promissory notes payable of $1,167,260 dated May 19, 2004, we issued 2,028,850 shares of our restricted common stock, valued at $3.205, 807 for financial reporting purposes.

INFINIUM LABS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Financial Statements (Unaudited)

As additional consideration for a $100,000 note dated May 7, 2004, we issued 40,000 shares of our common stock. valued at $1.38 per share for financial reporting purposes.

As additional consideration for a promissory note of $500,000, we issued 200,000 shares of our restricted common stock valued at $1.42 per share for financial reporting purposes.

As additional consideration for a promissory note of $250,000, we issued 100,000 shares of our restricted common stock valued at $1.475 per share for financial reporting purposes.

As additional consideration for a $100,000 promissory note dated April 14, 2004, we issued 40,000 shares of our restricted common stock valued at $1.538 per share.

As additional consideration for a $350,000 promissory note dated May 28, 2004, we issued 33,000 shares of our restricted common stock valued at $1.42 per share for financial reporting purposes.

As additional consideration for an $825,000 promissory note dated June 4, 2004, we issued 511,000 shares of our restricted common stock valued for financial reporting purposes at $1.475 per share.  We subsequently issued 74,999 shares valued at $1.475 per share for financial reporting purposes as a penalty for our failure to file a timely registration statement under the terms of agreement.

As additional consideration for a $1,500,000 promissory note dated June 21, 2004, we issued 135,000 shares of our restricted common stock valued at $1.13 per share for financial reporting purposes.

(E) Stock Dividend

During January 2004, the Company declared a 4 for 1 common stock dividend effected to stockholders of record on January 19, 2004.  Per share and weighted average share amounts have been retroactively restated in the accompanying financial statements and related notes to reflect this dividend.

(F) Stock Issued in Reverse Merger

On January 5, 2004, the Company issued 16,156,000 (807,800 pre-split) shares of common stock for all the outstanding shares of Global Business Resources.

INFINIUM LABS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Financial Statements (Unaudited)

NOTE 6

  COMMITMENTS AND CONTINGENCIES

(A) Litigation

 As of June 30, 2004, the Company is not a party to any litigation other than litigation arising in the ordinary course of its business, which is not expected to have a material adverse effect on its financial condition or results of operations and has not accrued any amounts relating to any litigation.

(B) Employment Agreements

On January 3, 2004, the Company entered into an employment agreement with its Executive Vice President of Channel Sales for a period of three years unless the Company or the employee agrees to terminate the agreement within three months prior to the anniversary date.  The agreement provides for an initial minimum annual salary of $125,000, which increased to $175,000 upon June 1, 2004.

NOTE 7

  GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no sales and has a working capital deficiency of $3,962,226.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 8

SUBSEQUENT EVENTS

(A) Notes Payable to a Related Party

Subsequent to June 30, 2004, the Company borrowed an aggregate of $500,000 in notes payable to a member of its board of directors with an interest rate of 15%, due in installments over the next five years.  As additional consideration, we issued the director 800,000 shares of our restricted common stock.

The company also borrowed $250,000 in advances payable due August 30, 2004.

INFINIUM LABS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Financial Statements (Unaudited)

(B) Common Stock Issuances

In July 2004, the Company issued 185,466 shares for $139,000 cash ($ .75 per share).

In August, 2004, the Company issued 300,000 shares for $150,000 cash ($ .50 per share).

In August, 2004, the Company issued 700,000 shares for services ($ .75 per share).

In August, 2004, the Company issued 71,428 shares for services.

All of these transactions were exempt from the registration requirements of Section 4(2) of the Securities Act as transactions not involving a public offering.

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

Overview

Infinium Labs, Inc. (OTC BB IFLB) is launching an innovative gaming service to completely revolutionize the way the $20 billion gaming industry does business.   The Phantom Gaming System and the Phantom Gaming Service has the potential to attract a much broader audience of consumers than competitors - Playstation 2, the Xbox and GameCube.  The Phantom's competitive advantage is that it enables subscribers to access thousands of PC games from the convenience of their homes without having to go to a retail store to purchase or rent game software.

The Phantom provides the ultimate gaming experience by offering the first on-demand game distribution service.  Designed for the whole family, from the avid gamer to the casual player, the service offers subscribers a library of titles, from the top new games to the old standards that people want to play again and again - and makes them available any time, day or night, from the comfort of your home via broadband Internet connection.  It is easy to use, convenient and personalized to individual game players.

The Phantom takes advantage of the current inefficiencies in the video gaming market which stems from two things:

1) hardware limitations imposed by the proprietary systems of the three largest game platform manufacturers - Sony, Microsoft and Nintendo - which results in significant costs to publishers and game developers 2)  limited retail shelf space as most games are distributed in boxed format... forces most popular retailers to stock only the top 200 selling games in select genres...causes a search for alternative distribution systems by publishers and developers

The Phantom is a uniform gaming platform that allows game developers to create games for safe distribution through a broadband network.  This system benefits these developers through allowing them to create games which are not required to be unique to a single game platform.  Therefore, they will have a more versatile outlet for their games than the retail channels that currently exist, while the risk of piracy is reduced.  Over time, this will enable game developers to be more willing to invest in developing sophisticated games as there may be a greater certainty of generating a return on their investment.  The Phantom will then benefit customers through the convenience in providing greater variety in the video games readily accessible.  Consumers will be able to preview games before they buy them.  Gone are the days when consumers can only have access to the current "hot" games and no longer will they be subjected to the "no return if opened" retail policies imposed to combat piracy.

Business Objectives

Infinium Labs, Inc. is currently in the development stage of operations and expects to be in that mode for a least the next four months.  Our goal is to commence selling the system and service in the fourth quarter of 2004 and to ramp up each successive month.  Our primary mission is to revolutionize the video game industry with an innovative combination of gaming hardware, software and secure online digital distribution.  Infinium Labs, Inc. has moved quickly to develop, manufacture, market and sell its Phantom Gaming Service and Phantom Game System:

*

Our third generation product prototype of the Phantom Game Receiver was completed and previewed at the Electronic Entertainment Expo (E3) in Los Angeles, May 12-14, 2004.

*

We are in the process of signing distribution agreements with a large number of PC game publishers to establish a critical mass of games available for our service launch.

*

We have created basic and extended packages of games to be aligned with various subscription levels on our service.

*

We have developed co-marketing arrangements and arranged for floor space in retailers' for customers to demo our receiver and subscribe to our service.

*

We have filed multiple utility and design patent applications to protect our receiver, laptop keyboard, mouse and mousepad, gamepad, game streaming service, content distribution and user interface.

*

We have selected an outsource contract partner - Taiwan based BIOSTAR - to manufacture and ship the Phantom Game Receiver.  We are proceeding with volume manufacturing to deliver consumer units in time for the 2004 holiday season.

PLAN OF OPERATION

We are currently finalizing arrangements with game developers while simultaneously working to enhance the availability of IT support to our future customers.  Following completion of these steps, Infinium Labs, Inc. will be focused on establishing sales distribution with retailers and perfecting marketing efforts to make our product and service known to the public.

Studies by the highly regarded "Penn, Schoen & Berland Associates, Inc." (PSB) and "The Yankee Group" conducted in April 2004 indicate that there is a large demand amongst gamers of all ages for the system and service Infinium Labs, Inc. is providing.  According to PSB, "9 in 10 deemed The Phantom unique and different, and nearly three fourths of broad gamers believe the market is ready for this system..."

Cash Requirements

The Company estimates based on its current business strategy that the Company will have operating cash requirements over the next twelve months of approximately $68,846,000 as follows:

Operating expenses, including employee salaries and benefits, office expenses, rent expense, legal and accounting, publicity, investor relations, net of payables	$12,576,000
Research and product development	8,583,000
Marketing	15,098,000
Production Costs	31,319,060
Capital Expenditures	1,270,000
Total Estimated Cash Requirements	$68,846.000

The Company’s estimate of operating expenses represents the expenditures it anticipates incurring in the operation of the business. The Company plans to sell $34,971,000 in product during the next 12-month period. The Company’s estimated operating expenses include $10,554,000 of employee salaries and corresponding benefits. The Company currently employs 65 full-time individuals and anticipates adding approximately 71 full-time individuals to its employee base through in the next twelve months; leveling off at approximately 136 full time employees.

The Company estimates that its research and development plan will require approximately $8,583,000 of its funds over the next 12 months, dedicated to the following activities:

Hardware Development and Design Costs	$611,000
Production Line Start Up Costs	875,000
Personnel	4,342,000
Other (including contractual services and indirect costs)	2,755,000
Total	$8,583,000

The Company currently employs 50 full-time individuals for product development and operations and plans to increase that number to approximately 59 over the next twelve months.

The Company will seek to increase consumer demand for its system and service through a number of significant marketing programs, ranging from traditional paid advertising to sponsorships and publicity. To that end, the Company has entered into a marketing agreement to assist with the marketing of and placement of sponsorships for the Phantom Gaming Service.  The Company anticipates entering into additional agreements with a leading advertising agency and public relations firm.  The Company recently had a significant presence and was a finalist for best in show at the 2004 Electronic Entertainment Expo, held from May 12 through May 14, 2004, in the Los Angeles Convention Center.  This event is the preeminent annual sales conference for the videogame industry, and the Company showcased its system and service to the industry at large during this event.  The Company estimates that its plan will cost approximately $15,098,000 over the next 12 months, dedicated to the following activities:

Advertising	$8,801,000
Personnel	1,232,000
Promotions and Marketing	3,757,000
Other	1,308,000
Total	$15,098,000

The Company’s current strategic plan does not indicate a need for material capital expenditures in the conduct of marketing or distribution activities but will require an increase in the number of employees dedicated to marketing and distribution.  The Company currently employs 4 full-time individuals for marketing, distribution and content acquisition and plans to increase that number to approximately 20 over the next twelve months.

Sources of Capital

As August 20, 2004, the Company had cash on hand of $134,226, which represents the remaining proceeds from the sale of common stock during 2004 for aggregate proceeds of $2,797,000 and from bridge financing transactions completed during 2004 in an aggregate amount of $7,829,760.

The Company estimates that a combination of equity financing from the sale of its common stock pursuant to a private placement, working capital financing to be obtained upon successful introduction of our product into the market place, additional bridge financing, and projected revenues from the sales of its system and service will be sufficient to satisfy the Company’s cash requirements over the next 12 months.  If the Company does not raise the amounts contemplated hereon or the Company does not launch its system and service when currently planned, the Company will need to raise additional capital from other sources or curtail its proposed spending.

The Company also intends to pursue negotiations with its bridge lenders to cover their notes to equity to reduce each outlays for the debt service.

As reflected in the accompanying financial statements, the Company is in the development stage with no sales, a working capital deficiency of $3,962,226.  This raises substantial doubt about its liability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

ITEM 3.  Controls and Procedures

Based on their evaluation at June 30, 2004, the Company’s principal executive officer and principal financial officer, with the participation and assistance of its management, concluded that its disclosure controls and procedures as defined in Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, were effective in design and operation.  There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings:

Not applicable.

Item 2.  Changes in Securities and Small Business Issuer Purchase of Equity Securities:

On January 5, 2004, the Company issued 75,399,220 shares of Common Stock as merger consideration to the former stockholders of Infinium Labs Operating Corporation.  These shares were issued in a transaction exempt from the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 506 of Regulation D promulgated thereunder based on the following facts (the “Rule 506 Conditions”):

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

On March 30, 2004, we issued 66,668 shares of Common Stock to a single claimant as consideration for the settlement of a lawsuit.  This transaction was exempt from registration under Section 4(2) of the Securities Act because it did not involve any public offering.  We subsequently issued 33,332 in final settlement of this lawsuit.

On March 30, 2004, we issued 1,750,000 shares of Common Stock to six service providers in exchange for services.  These transactions were exempt from registration under Section 4(2) of the Securities Act because they did not involve any public offering.

On April 7, 2004, the Company borrowed $500,000 under a 15% promissory note which is payable on December 15, 2004.  As additional consideration, we issued 200,000 shares of our restricted common stock.  These transactions were exempt from section 4(2) of the Securities Act.

On April 14, 2004, the Company borrowed $100,000 under a 15% promissory note, which was payable on April 14, 2005.  As additional consideration, we issued 40,000 shares of our restricted common stock valued at $1.43 per share.  These transactions were exempt from registration under section 4(2) of the Securities Act because they did not involve any public offering.

On May 7, 2004, the Company borrowed $100,000 under a 15% promissory note, which was payable and subsequently repaid on June 7, 2004.  As additional consideration, we issued 40,000 shares of our common stock valued at 1.38 per share. These transactions were exempt from registration under section 4(2) of the Securities Act because they did not involve any public offering.

On May 7, 2004, the Company borrowed $250,000 under a 15% promissory note, which is payable on September 15, 2004.  As additional consideration, we issued 100,000 shares of our restricted common stock valued at $1.475 per share.  These transactions were exempt from registration under section 4(2) of the Securities Act because they did not involve any public offering

On May 19, 2004, the Company borrowed $1,167,260 under a 15% secured convertible debenture for a maximum term of one year valued at $1.47 per share for financial reporting purposes.  As additional consideration, we issued 2,028,850 shares of our restricted common stock.  These transactions were exempt from registration under section 4(2) of the Securities Act because they did not involve any public offering.

On May 24, 2004, the Company issued 279,260 shares of our common stock for services valued at $1.60 per share for financial reporting purposes.  These transactions were exempt from registration under Section 4(2) of the Securities Act because they did not involve any public offering.

On May 25, 2004, the Company issued 600,000 shares of our restricted common stock for services valued at $1.44 per share for financial reporting purposes.  This transaction was exempt from registration under section 4(2) of the Securities Act because it did not involve any public offering.

On May 25, 2004, the Company issued 200,000 shares for services at $1.44 per share for financial reporting purposes.  This transaction was exempt from registration under section 4(2) of the Securities Act because it did not involve any public offering.

On May 25, 2004, the Company issued 30,000 shares of our restricted common stock for services valued at $1.44 per share for financial reporting purposes.  This transaction was exempt from registration under section 4(2) of the Securities Act because it did not involve any public offering.

On May 28, 2004, the Company borrowed $350,000 under a 15% promissory note, which was payable on August 2, 2004.  As additional consideration, we issued 33,000 shares of our restricted common stock for financial reporting purposes.  These transactions were exempt from registration under section 4(2) of the Securities Act because they did not involve any public offering.

On June 4, 2004, the Company borrowed $825,000 under a 15% secured convertible promissory note, which was payable no later than June 3, 2005.  As additional consideration, we issued 511,000 shares of our restricted common stock valued at $1.42 per share.  We subsequently issued 74,999 shares valued at $1.475 per share as a penalty for our failure to profile a timely registration statement under the terms of our agreement.  These transactions were exempt from registration under section 4(2) of the Securities Act because they did not involve any public offering.

On June 4, 2004, the Company issued 20,000 shares of our restricted common stock valued at $1.42 per share, in settlement of litigation.  This transaction was exempt from registration under section 4(2) of the Securities Act because it did not involve any public offering.

On June 18, 2004, the Company issued 440,000 shares of our restricted common stock valued at $.92 per share in settlement of litigation.  This transaction was exempt from registration under section 4(2) of the Securities Act because it did not involve any public offering.

On June 21, 2004, the Company borrowed $1,500,000 under a 15% promissory note, which was payable no later than June 22, 2004.  As additional consideration, we issued 135,000 shares of our restricted common stock valued at $1.13 per share.  These transactions were exempt from registration under section 4(2) of the Securities Act because they did not involve any public offering.

On June 30, 2004, the Company issued 100,000 shares of our restricted common stock for services valued at $1.475 per share.  This transaction was exempt from registration under section 4(2) of the Securities Act because it did not involve any public offering.

.Subsequent to June 30, 2004, the Company issued an aggregate of $500,000 in notes payable to a member of board of directors with an interest rate of 15%, due in installments over the next five years.

As additional consideration, we issued the director 800,000 shares of our restricted common stock.  The company also issued $250,000 in short-term advances payable due August 30, 2004.

In July, 2004, the Company issued 185,466 for $139,000 cash ($ .75 per share). This transaction was exempt from registration under Section 4(2) of the Securities Act because it did not involve a public offering.

In August, 2004, the Company issued 300,000 share for $150,000 cash ($ .50 per share).  This transaction was exempt from registration under Section 4(2) of the Securities Act because it did not involve a public offering.

In August, 2004, the Company issued 700,000 shares for services ($. 75 per share).  This transaction was exempt from registration under Section 4(2) of the Securities Act because it did not involve a public offering.

Item 3.  Defaults upon Senior Securities:

None

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
2-1

Agreement and Plan of Merger dated as of Filed herewith

December 24, 2003 by and among Global Business Resources, Inc., Global Infinium Merger Sub, Inc., Infinium Labs Corporation and Peter J. Goldstein

Incorporated by Reference to Exhibit 2-1 to Form 8-K filed with the SEC on January 20, 2004
3-1	Certificate of Incorporation	Incorporated by Reference to Exhibit 3-0 to Form SB-2 (Registration No. 333-67990) filed with the SEC on August 20, 2001
3-2	Certificate of Amendment of Certificate of Incorporation	Incorporated by reference to Exhibit 3-2 to the Company’s Form 10-KSB for the year ended December 31, 2003 (the “Form 10-KSB”)
3-3	Certificate of Amendment of Certificate of Incorporation	Incorporated by reference to Exhibit 3-4 to the Form 10-KSB
3-4	By-laws	Incorporated by reference to Exhibit 3-4 to the Form 10-KSB
4-1	Stock Purchase Agreement dated as of January 22, 2004 between Infinium Labs, Inc. and SBI Brightline VI, LLC	Incorporated by reference to Exhibit 4-1 to Form 8-K filed with the SEC on January 26, 2004
4-2	Stock Purchase Agreement dated as of January 22, 2004 between Infinium Labs, Inc. and Infinium Investment Partners, LLC	Incorporated by reference to Exhibit 4-2 to Form 8-K filed with the SEC on January 26, 2004
4-3	Form of Subscription Agreement between Infinium Labs, Inc. and certain stockholders of Infinium Labs, Inc.	Incorporated by reference to Exhibit 4-3 to the Form 10-KSB
10-1	15% Secured Debenture between the Company and Ronald Westman, dated April 7, 2004	Filed herewithin
10-2	Amended and restored convertible secured promissory note dated, June 16, 2004, between the Company and Phantom Investors, LLC	Filed herewithin
10-3	15% Secured Subordinated Debenture between the Company and James Beshara, dated May 7, 2004	Filed herewithin
10-4	15% Secured Debenture between the Company and James Beshara, dated February 12, 2004	Filed herewithin
10-5	Promissory Note between the Company and Sharon M. Beshara, dated May 18, 2004	Filed herewithin
10-6	Pledge Agreement between Robert F. Shambo in favor of Phoenix Capital Opportunity fund, dated May 12, 2004	Filed herewithin
10-7	Commercial Promissory Note between the Company and Video Associates, LLC, dated June 2004	Filed herewithin
10-8	12% Secured Subordinated Debenture between the Company and Gary Kurfirst, dated February 23, 2004	Filed herewithin
10-9	15% Secured Subordinated Debenture between the Company and SBI USA, LLC, dated May 28, 2004	Filed herewithin
10-10	15% Secured Debenture between the Company and Ronald Westman, dated May 7, 2004	Filed herewithin
10-11	12% Secured Subordinated Debenture between the Company and Contare Ventures, LLC, dated February 23, 2004	Filed herewithin
10-12	Employee Stock Ownership	Filed herewithin
31-1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed herewith
31-2	Rule 13a-14(a) Certification of Acting Chief Financial Officer	Filed herewith
32-1	Section 1350 Certification	Filed herewith

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

Dated:  August 23, 2004

INFINIUM LABS, INC.

/s/ Timothy M. Roberts

By:______________________________________

Timothy M. Roberts, Chairman and Chief Executive Officer

/s/ Matthew A. Veal

By:______________________________________

Matthew A. Veal, Acting Chief Financial Officer