Form 10QSB/A
period 2004-03-31
INFINIUM LABS INC
filed 2004-11-09
CIK 1145019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

PART I - FINANCIAL INFORMATION

ITEM 1.

Condensed Unaudited Financial Statements

The following financial statements of Infinium Labs, Inc. are included in this Form 10-QSB/A:

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

INFINIUM LABS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2004 AND DECEMBER 31, 2003

(UNAUDITED)

INFINIUM LABS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	Condensed Balance Sheets as of March 31, 2004 (Consolidated) and December 31, 2003 (Unaudited)

PAGE	2

Condensed Statements of Operations for the Three Months Ended March 31, 2004 (Consolidated) and March 31, 2003 and for the Two Months Ended December 31, 2003 and for the Period from December 9, 2002 (Inception) to December 31, 2002 and for the Period from December 9, 2002 (Inception) to March 31, 2004 (Consolidated) (Unaudited)

PAGES	3 – 4	Condensed Statement of Changes in Stockholders’ Deficiency for the Period from December 9, 2002 (Inception) Through March 31, 2004 (Unaudited)

PAGE	5

Condensed Statements of Cash Flows for the Three Months Ended March 31, 2004 (Consolidated) and March 31, 2003 and for the Two Months Ended December 31, 2003 and for the Period from December 9, 2002 (Inception) to December 31, 2002 and for the Period from December 9, 2002 (Inception) to March 31, 2004 (Consolidated) (Unaudited)

PAGES	6 - 13	Notes to Condensed Financial Statements (Unaudited)

INFINIUM LABS, INC. AND SUBSIDIARY (A DEVELOPMENT STAGE COMPANY) Condensed Balance Sheets (Unaudited)
ASSETS
	March 31, 2004 (Consolidated)	December 31, 2003

Current Assets:
Cash	$352,750	$45,852
Prepaid expenses	1,017,250	95,727
Other receivables	17,964	148,314
Total Current Assets	1,387,964	289,893

Property and Equipment, Net	322,839	162,763

Other Assets:
Deposits	79,024	7,490
Intangible asset, net (Note 3)	300,000	300,000
Total Other Assets	379,024	307,490

Total Assets	$2,089,827	$760,146

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$1,732,849	$584,081
Shareholder loan	-	4,940
Convertible promissory notes (Note 4)	2,090,250	362,500

Total Liabilities	3,823,099	951,521

Stockholders’ Deficiency:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 93,978,568 and 69,115,900 shares issued and outstanding, respectively (Note 5)	9,397	6,911
Additional paid-in capital (Note 5)	7,394,946	2,701,347
Accumulated deficit during development stage	(9,115,098)	(2,877,116)
	(1,710,755)	(168,858)
Less: common stock subscribed	(22,517)	(22,517)

Total Stockholders’ Deficiency	(1,733,272)	(191,375)

Total Liabilities and Stockholders’ Deficiency	$2,089,827	$760,146

See accompanying Notes to Condensed Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY (A DEVELOPMENT STAGE COMPANY) Condensed Statements of Operations (Unaudited)
	For the Three Months Ended March 31, 2004 (Consolidated)		For the Three Months Ended March 31, 2003		For the Two Months Ended December 31, 2003		For the Period from December 9, 2002 (Inception) to December 31, 2002	For the Period from December 9, 2002 (Inception) to March 31, 2004 (Consolidated)

Operating Expenses:
Development costs	$507,810		$40,000		$145,943		$-	$913,160
Advertising	48,776		-		55,140		-	215,396
Salary expense	445,110		-		-		-	445,110
Professional fees	986,147		34,431		68,200		10,000	1,678,607
Consultants	3,143,187		21,990		191,009		-	4,021,972
General and administrative	1,023,207		14,419		127,452		4,343	1,737,865
Total Operating Expenses	6,154,237		110,840		587,744		14,343	9,012,110

Net Loss from Operations	(6,154,237)		(110,840)		(587,744)		(14,343)	(9,012,110)

Other Income (Expense):
Interest income	-		-		37		-	37
Interest expense	(83,745)		-		(19,280)		-	(103,025)
Total Other Income (Expense)	(83,745)		-		(19,243)		-	(102,988)

Loss before Income Taxes	(6,237,982)		(110,840)		(606,987)		(14,343)	(9,115,098)

Income Taxes	-		-		-		-	-

Net Loss	$(6,237,982)		$(110,840)		$(606,987)		$(14,343)	$(9,115,098)

Per Common Share

Loss per common share – basic and diluted	$(0.07)	$	Nil	$	Nil	$	Nil	$(0.14)

Weighted average – basic and diluted	89,826,588		58,142,912		67,745,088		57,420,568	65,463,880

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
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Total

Balance, December 31, 2003	-	-	69,115,900	6,911	2,701,347	(2,877,116)	(22,517)	(191,375)

Recapitalization of Global Business Resources	-	-	16,156,000	1,615	(1,615)	-	-	-

Shares issued for cash ($0.25 per share)	-	-	6,650,000	665	1,661,835	-	-	1,662,500

Shares issued for loan ($1.475 per share)	-	-	240,000	24	353,976	-	-	354,000

Shares issued for settlement ($1.475 per share)	-	-	66,668	7	98,328	-	-	98,335

Shares issued for services ($1.475 per share)	-	-	1,750,000	175	2,581,075	-	-	2,581,250

Net loss for the three months ended March 31, 2004	-	-	-	-	-	(6,237,982)	-	(6,237,982)

BALANCE, MARCH 31, 2004 (CONSOLIDATED)	-	$-	93,978,568	$9,397	$7,394,946	$(9,115,098)	$(22,517)	$(1,733,272)

See accompanying Notes to Condensed Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY (A DEVELOPMENT STAGE COMPANY) Condensed Statement of Cash Flows (Unaudited)
	For the Three Months Ended March, 31, 2004 (Consolidated)	For the Three Months Ended March, 31, 2003	For the Two Months Ended December 31, 2003	For the Period from December 9, 2002 (Inception) to December 31, 2002	For the Period from December 9, 2002 (Inception) to March 31, 2004 (Consolidated)
Cash Flows from Operating Activities:
Net loss	$(6,237,982)	$(110,840)	$(606,987)	$(14,343)	$(9,115,098)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,766	-	3,614	-	18,086
Amortization of interest expense	56,750	-		-	69,250
Common stock issued for services	2,679,585	-	138,140	-	3,987,480
Changes in operating assets and liabilities:
Decrease (increase) in current assets:
Other receivables	130,350	(1,514)	(148,314)	-	(17,964)
Deposits	(71,534)	-	(7,490)	-	(79,024)
Prepaid expense	(921,523)	-	(95,727)	-	(1,017,250)
Increase (decrease) in current liabilities:
Accounts payable	1,148,769	60,687	(18,981)	-	1,732,848
Net Cash Used in Operating Activities	(3,202,819)	(51,667)	(735,745)	(14,343)	(4,421,672)

Cash Flows from Investing Activities:
Purchase of property and equipment	(172,843)	-	(103,387)	-	(340,925)
Net Cash Used in Investing Activities	(172,843)	-	(103,387)	-	(340,925)

Cash Flows from Financing Activities:
Proceeds from stockholder	-	402	3,314	-	4,940
Payments to stockholder	(4,940)			-	(4,940)
Proceeds from issuance of common stock	2,016,500	55,000	619,128	14,343	2,797,097
Proceeds from notes payable	2,046,000	-	262,500	-	2,693,250
Repayments of notes payable	(375,000)	-	-	-	(375,000)
Net Cash Provided by Financing Activities	3,682,560	55,402	884,942	14,343	5,115,347

NET INCREASE IN CASH	306,898	3,735	45,810	-	352,750
CASH AT BEGINNING OF PERIOD	45,852	-	42	-	-
CASH AT END OF PERIOD	$352,750	$3,735	$45,852	$-	$352,750

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$26,995	$-	$6,780	$-	$33,775

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

(E) Advertising Costs

Advertising costs are expensed either in the periods in which those costs are incurred or the first time the advertising takes place.

(F) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.”  As of March 31, 2004 and December 31, 2003, the effects of common share equivalents was anti-dilutive and not included in the calculation of diluted net loss per common share.

(G) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(H) Recent Accounting Pronouncements

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

INFINIUM LABS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Financial Statements

As of March 31, 2004 (Consolidated) and December 31, 2003

(Unaudited)

NOTE 4

NOTES PAYABLE

(A) Convertible Note Payable

During 2003, the Company received $275,000, net of offering costs of $25,000 in the form of a 20% secured convertible debenture that matures on February 28, 2004 and is guaranteed by the Company’s Chairman and Chief Executive officer.  The maximum borrowings available under the debenture agreement are $750,000.  The debenture is secured by all of the Company’s assets and is convertible in its entirety at the option of the holder into the Company’s common stock at a conversion price of $1.00.  There was no beneficial conversion recognized on the issuance of the convertible notes payable as the conversion price was equal to recent cash offering price.  During February 2004, the entire convertible note was repaid with cash of $275,000.  At March 31, 2004 and December 31, 2003 the outstanding balance on the convertible debenture was $0 and $262,500, respectively.

(B) Convertible Note Payable

During 2003, the Company entered into a $100,000 convertible note payable in full settlement of a lawsuit.  The note is non-interest bearing and is due August 11, 2004.  The note is convertible at the option of the note holder at any time at the current trading price of the Company’s common stock.  During February 2004, the entire convertible note was repaid with cash of $100,000.  At March 31, 2004 and December 31, 2003, the balance on the note payable was $0 and $100,000, respectively.

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

INFINIUM LABS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Financial Statements

As of March 31, 2004 (Consolidated) and December 31, 2003

(Unaudited)

NOTE 6

COMMITMENTS AND CONTINGENCIES

(A) Litigation

On October 27, 2003, SensAble Technologies, Inc. filed a complaint against Infinium in the U.S. District Court for the District of Delaware, alleging federal trademark infringement, federal trademark dilution, federal unfair competition, and Delaware common law unfair competition regarding the trademark “Phantom”.  The complaint seeks damages, injunctive relief against the Company’s use of the name “Phantom”, surrender of the Company’s website www.phantom.com, withdrawal of trademark applications for the “Phantom” mark and other unspecified damages.  The Company believes they have meritorious defenses against these claims and intends to defend themselves vigorously.  In December 2003, the Company filed a response to the suit denying all of the claims and seeking dismissal of the suit in summary judgment.  During 2004, the Company settled the suit and agreed to issue 400,000 (100,000 pre-split) shares of common stock in full settlement.  The Company has accrued $590,000 for the value of shares to be issued in the settlement.

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

ITEM 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Certain information included in this Form 10-QSB/A contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These statements represent the Company’s expectations or beliefs, including, but not limited to, statements concerning its plans, strategies, operations and objectives.  For this purpose, any statements contained in this Form 10-QSB/A that are not statements of historical fact may be deemed to be forward-looking statements.  Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate” or “continue” or similar words are intended to identify forward-looking statements, although not all forward-looking statements are identified by those words.  Forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company’s control.  Actual results may differ materially depending on a variety of important factors such as those described in the Company’s Form 8-K filed with the Securities and Exchange Commission on January 20, 2004.  All forward-looking statements speak only as of the date of this Form 10-QSB/A.  The Company has not undertaken to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

The Merger

On January 5, 2004, the Company’s wholly owned subsidiary merged with and into Infinium Labs Operating Corporation, with Infinium Labs Operating Corporation surviving as its wholly owned subsidiary.  Infinium Labs Operating Corporation was incorporated in the State of Delaware on December 9, 2002 for the purpose of developing a videogame service and system.  In connection with the merger and related transactions, the Company changed its name from Global Business Resources, Inc. to Infinium Labs, Inc.  Infinium Labs Operating Corporation’s stockholders acquired 82.35% of the Company’s outstanding common stock and its directors and officers became the Company’s directors and officers.  Since the completion of the merger, the Company’s business has consisted of the business and operations of Infinium Labs Operating Corporation.  When used in this Form 10-QSB/A, references to Phantom and Infinium Labs are references to its trademarks or service marks with respect to which the Company has filed applications for registration with the U.S. Patent and Trademark Office.

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

Advertising

$13,000,000

Personnel

1,461,000

Promotions and Marketing

     3,816,000

Total

$18,277,000

Advertising costs are expensed either in the periods in which those costs are incurred or the first time the advertising takes place.  Included in prepaid expenses reported on the March 31, 2004 Balance Sheet was $971,271 of costs related to the 2004 Electronic Entertainment Expo, held from May 12 through May 14, 2004.  The Company’s current strategic plan does not indicate a need for material capital expenditures in the conduct of marketing or distribution activities but will require an increase in the number of employees dedicated to marketing and distribution.  The Company currently employs 3 full-time individuals for marketing, distribution and content acquisition and plans to increase that number to approximately 16 by the end of 2004.

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

The Company estimates that a combination of the equity financing from the sale of its common stock pursuant to the Agreements, the additional bridge financing, inventory financing and projected revenues from the sales of its system and service will be sufficient to satisfy the Company’s cash requirements over the next 12 months.  If the registration of the shares covered by the Agreements is delayed or the Company does not launch its system and service when currently planed, the Company will need to raise additional capital from other sources or curtail its proposed spending.

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

ITEM 2.

Changes in Securities and Small Business Issuer Purchase of Equity Securities:

On January 5, 2004, we issued 3,769,961 shares of Common Stock as merger consideration to the former stockholders of Infinium Labs Operating Corporation.  These shares were issued in a transaction exempt from the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 506 of Regulation D promulgated thereunder based on the following facts (the “Rule 506 Conditions”):

(i)

the securities were sold only to accredited investors;

(ii)

the securities were not offered by any form of general solicitation or general advertising;

(iii)

each investor had represented that such investor was acquiring the securities for such investor’s own account for investment; and

(iv)

the securities were issued with restrictive legends.

On January 7, 2004, we issued 114,500 shares of Common Stock to eight investors in a private placement for consideration of $5.00 per share.  These shares were issued in a transaction exempt from the Securities Act pursuant to Rule 506 of Regulation D promulgated thereunder based on the fact that they were issued in compliance with the Rule 506 Conditions.

Also on January 7, 2004, our Board of Directors declared a stock dividend of 4 shares of Common Stock for each share of Common Stock outstanding on January 19, 2004 (the “Record Date”). The stock dividend was payable on the Record Date to holders of record of Common Stock as of the Record Date.

On January 22, 2004, we issued 1,090,000 shares of Common Stock to 32 investors in a private placement for consideration of $1.00 per share.  These shares were issued in a transaction exempt from the Securities Act pursuant to Rule 506 of Regulation D promulgated thereunder based on the fact that they were issued in compliance with the Rule 506 Conditions.

On February 12, 2004, we borrowed $1.4 million under a 15% secured debenture for a maximum term of 12 months.  As additional consideration, we issued to the holder 20,000 shares of Common Stock.  These transactions were exempt from registration under Section 4(2) of the Securities Act because they did not involve any public offering.

On February 23, 2004, we borrowed $1.0 million under a 12% secured subordinated debenture for a maximum term of 12 months.  As additional consideration, we issued to the holder 20,000 shares of Common Stock.  These transactions were exempt from registration under Section 4(2) of the Securities Act because they did not involve any public offering.

On February 27, 2004, we borrowed $500,000 under a 12% secured subordinated debenture for a maximum term of 12 months.  As additional consideration, we issued to the holder 20,000 shares of Common Stock.  These transactions were exempt from registration under Section 4(2) of the Securities Act because they did not involve any public offering.

On March 30, 2004, we issued 16,667 shares of Common Stock to a single claimant as consideration for the settlement of a lawsuit.  This transaction was exempt from registration under Section 4(2) of the Securities Act because it did not involve any public offering.

On March 30, 2004, we issued 437,500 shares of Common Stock to six service providers in exchange for services.  These transactions were exempt from registration under Section 4(2) of the Securities Act because they did not involve any public offering.

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

Dated:  November 8, 2004

INFINIUM LABS, INC.

/s/ Timothy M. Roberts

By:

Timothy M. Roberts, Chairman and Chief

Executive Officer and

Acting Chief Financial Officer