Form 10QSB/A
period 2004-06-30
INFINIUM LABS INC
filed 2004-11-15
CIK 1145019

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  There were 100,517,903 shares of common stock, par value $.0001 per share, issued and outstanding as of August 16, 2004.

SEC 2334 (8-03) Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

INFINIUM LABS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2004

(UNAUDITED)

INFINIUM LABS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	Condensed Consolidated Balance Sheet as of June 30, 2004 (Unaudited)

PAGE	2

Condensed Statements of Operations for the Three and Six Months Ended June 30, 2004 (Consolidated) and June 30, 2003 and for the Period from December 9, 2002 (Inception) to June 30, 2004 (Consolidated) (Unaudited)

PAGES	3 - 5	Condensed Statement of Changes in Stockholders’ Deficiency for the Period from December 9, 2002 (Inception) Through June 30, 2004 (Unaudited)

PAGES	6

Condensed Statements of Cash Flows for the Six Months Ended June 30, 2004 (Consolidated) and June 30, 2003 and for the Period from December 9, 2002 (Inception) to June 30, 2004 (Consolidated) (Unaudited)

PAGES	7 - 15	Notes to Condensed Financial Statements (Unaudited)

INFINIUM LABS, INC. AND SUBSIDIARY (A DEVELOPMENT STAGE COMPANY) Condensed Consolidated Balance Sheet as of June 30, 2004 (Unaudited)
ASSETS

Current Assets:
Cash	$61,667
Prepaid expenses	174,673
Other receivables	3,712
Total Current Assets	240,052

Property and Equipment, Net	480,260

Other Assets:
Deposits	99,624
Intangible asset, net (Note 3)	285,484
Total Other Assets	385,108

Total Assets	$1,105,420

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$1,144,994
Promissory notes (Note 4)	5,687,997

Total Liabilities	6,832,991

Stockholders’ Deficiency:
Common stock, $0.0001 par value, 200,000,000 shares authorized, 98,461,009 shares issued and outstanding, (Note 5)	9,846
Additional paid-in capital (Note 5)	13,864,324
Subscription receivable	(22,517)
Accumulated deficit during development stage	(19,579,224)

Total Stockholders’ Deficiency	(5,727,571)

Total Liabilities and Stockholders’ Deficiency	$1,105,420

See accompanying Notes to Condensed Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY (A DEVELOPMENT STAGE COMPANY) Condensed Statements of Operations (Unaudited)
	For the Three Months Ended June 30, 2004 (Consolidated)		For the Three Months Ended June 30, 2003	For the Six Months Ended June 30, 2004 (Consolidated)		For the Six Months Ended June 30, 2003	For the Period from December 9, 2002 (Inception) to June 30, 2004 (Consolidated)

Operating Expenses:
Development costs	$744, 134		$-	$1,251,944		$30,000	$1,657,294
Advertising	520,158		5,201	568,934		12,285	735,554
Salary expense	1,907,871		1,255	2,352,981		21,255	2,352,981
Professional fees	450,175		-	1,588,699		34,431	2,281,159
Consultants	2,194,316		-	5,185,127		-	6,063,912
General and administrative	1,644,104		22,988	2,654,810		42,312	3,381,968
Total Operating Expenses	7,460,758		(29,444)	13,602,495		140,283	(16,472,868)

Net Loss from Operations	(7,460,758)		(29,444)	(13,602,495)		(140,283)	(16,472,868)

Other Income (Expense):
Interest income	-		-	-		-	37
Interest expense	(3,003,369)		-	(3,099,613)		-	(3,106,393)
Total Other Income (Expense)	(3,003,369)		-	(3,099,613)		-	(3,106,356)

Loss before Income Taxes	(10,464,127)		(29,444)	(16,702,108)		(140,283)	(19,579,224)

Income Taxes	-		-	-		-	-

Net Loss	$(10,464,127)		$(29,444)	$(16,702,108)		$(140,283)	$(19,579,224)

Per Common Share

Loss per common share – basic and diluted	$(.11)	$	nil	$(.176)	$	nil	$(.346)

Weighted average – basic and diluted	94,830,810		58,142,912	95,032,164		58,142,912	56,528,834

See accompanying Notes to Condensed Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY (A DEVELOPMENT STAGE COMPANY) Condensed Statement of Stockholders’ Deficiency For the Period from December 9, 2002 (Inception) to June 30, 2004 (Unaudited)
	Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions
	Shares	Amount	Capital	Stage	Receivable	Total
Stock issued to founders ($0.0004 per share)	58,189,728	$5,819	$12,703	$-	$(18,517)	$5
Stock issued for cash ($0.12 per share)	4,423,012	442	526,261	-	-	526,703
Stock issued for services ($0.3775 per share)	2,957,376	296	1,112,709	-	-	1,113,005
Net loss for the period from December 9, 2002 (inception) to October 31, 2003	-	-	-	(2,270,129)	-	(2,270,129)
Balance, October 31, 2003	65,570,116	6,557	1,651,673	(2,270,129)	(18,517)	(630,416)
Stock issued for cash ($0.257 per share)	2,169,148	217	611,671	-	(4,000)	607,888
Stock issued for signage rights ($0.3175 per share)	942,600	94	299,906	-	-	300,000
Stock issued for services ($0.3175 per share)	434,036	43	138,097	-	-	138,140
Net loss for the two months ended December 31, 2003	-	-	-	(606,987)	-	(606,987)
Balance, December 31, 2003	69,115,900	6,911	2,701,347	(2,877,116)	(22,517)	(191,375)
Recapitalization of Global Business Resources	16,156,000	1,615	(1,615)	-	-	-
Shares issued for cash ($0.25 per share)	6,650,000	665	1,661,835	-	-	1,662,500
Shares issued with note payable ($1.475 per share)	240,000	24	353,976	-	-	354,000
Shares issued for settlement ($1.475 per share)	66,668	7	98,328	-	-	98,335
Shares issued for services ($1.475 per share)	1,750,000	175	2,581,075	-	-	2,581,250
Shares issued with note payable ($1.47 per share)	7,500	-	11,025	-	-	11,025
Shares issued with note payable ($1.38 per share)	40,000	4	55,196	-	-	55,200
Shares issued with note payable ($1.42 per share)	200,000	20	283,980	-	-	284,000
Shares issued with note payable ($1.475 per share)	100,000	10	147,490	-	-	147,500
Shares issued with note payable ($1.13 per share)	60,000	6	67,794	-	-	67,800
Shares issued with note payable ($1.43 per share)	33,000	3	47,187	-	-	47,190
Shares issued with note payable ($1.475 per share)	511,000	51	753,674	-	-	753,725
Share issued for loan default penalty ($1.475 per share)	74,999	8	110,616	-	-	110,624
Share issued for loan default penalty ($1.13 per share)	75,000	8	84,742	-	-	84,750
Share issued for loan default penalty ($1.475 per share)	80,000	8	117,992	-	-	118,000
Share issued for loan default penalty ($1.56 per share)	603,038	61	942,487	-	-	942,548
Shares issued for loan default penalty ($1.47 per share)	955,312	96	1,404,213	-	-	1,404,309
Shares issued for cash ($2.50 per share)	40,000	4	99,996	-	-	100,000
Shares issued for settlement ($1.455 per share)	53,332	5	77,560	-	-	77,565
Share issued to consultants for services ($1.44 per share)	830,000	83	1,195,117	-	-	1,195,200
Share issued to consultants for services ($1.475 per share)	100,000	10	147,490	-	-	147,500
Share issued to consultants for services ($1.60 per share)	279,260	28	446,788	-	-	446,816
Share issued to consultants for services ($0.92 per share)	440,000	44	404,756	-	-	404,800
Effect of beneficial conversion of promissory notes at $.75 per share	-	-	71,275	-	-	71,275
Net loss for the six months ended June 30, 2004	-	-	-	(16,702,108)	-	(16,702,108)
BALANCE, JUNE 30, 2004 (CONSOLIDATED)	98,461,009	$9,846	$13,864,324	$(19,579,224)	$(22,517)	$(5,727,571)

See accompanying Notes to Condensed Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY (A DEVELOPMENT STAGE COMPANY) Condensed Statement of Cash Flow (Unaudited)
	For the Six Months Ended June 30, 2004 (Consolidated)	For the Six Months Ended June 30, 2003	For the Period from December 9, 2002 (Inception) to June 30, 2004 (Consolidated)
Cash Flows from Operating Activities:
Net loss	$(16,702,108)	$(140,283)	$(19,579,224)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	111,168	-	116,488
Common stock issued for services	4,775,566	-	6,026,712
Common stock issued for legal settlements	175,900	-	175,900
Common stock issued for interest	2,731,505	-	2,731,505
Amortization of interest expense	399,952	-	412,452
Changes in operating assets and liabilities:
Decrease (increase) in current assets:
Other receivables	144,602	(6,314)	(3,712)
Deposits	(92,134)	-	(99,624)
Prepaid expense	(78,946)	-	(174,673)
Increase (decrease) in current liabilities:
Accounts payable	560,915	159,912	1,144,994
Net Cash Provided by (Used in) Operating Activities	(7,973,580)	13,315	(9,249,182)

Cash Flows from Investing Activities:
Purchase of property and equipment	(414,150)	(96,808)	(582,232)
Net Cash Used in Investing Activities	(414,150)	(96,808)	(582,232)

Cash Flows from Financing Activities:
Repayments of notes payable	(475,000)	-	(475,000)
Proceeds from stockholder	-	3,843	4,940
Payments to stockholder	(4,940)	-	(4,940)
Proceeds from sale of common stock	3,482,940	75,000	4,617,536
Promissory note	5,400,545	-	5,750,545
Net Cash Provided by Financing Activities	8,403,545	78,843	9,893,081

NET INCREASE (DECREASE) IN CASH	15,815	(4,650)	61,667

CASH AT BEGINNING OF PERIOD	45,852	-	-

CASH AT END OF PERIOD	$61,667	$(4,650)	$61,667

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$139,495	$-	$146,275

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

During 2003, the Company issued 235,600 shares of common stock with a fair value of $300,000 for intangible signage rights.

During 2004, the Company issued 1,191,500 shares of common stock with a fair value of $1,791,715 as additional consideration for notes payable.

See accompanying Notes to Condensed Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Financial Statement (Unaudited)

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

INFINIUM LABS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Financial Statement (Unaudited)

(D) Research and Development Costs

The Company’s software products reach technological feasibility shortly before the products are released for manufacturing.  Costs incurred after technological feasibility is established are not material, and accordingly, the Company expenses all research and development costs when incurred.

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by statement of Financial Accounting Standards “SFAS” No. 128, “Earnings per Share.”  As of June 30, 2004 and 2003, the effect of common share equivalents was anti-dilutive and not included in the calculation of diluted net loss per common share.

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

INFINIUM LABS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Financial Statement (Unaudited)

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

INFINIUM LABS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Financial Statement (Unaudited)

 (2)

The statement of operations includes the operations of the acquirer for the periods presented and the operations of the acquiree from the date of the merger.

NOTE 3

  INTANGIBLE ASSETS

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

NOTE 4

  NOTES PAYABLE

During 2003, the Company received $275,000, net of offering costs of $25,000 in the form of a 20% secured convertible debenture that matures on February 28, 2004 and is guaranteed by the Company’s Chairman and Chief Executive officer.  The maximum borrowings available under the debenture agreement are $750,000.  The debenture is secured by all of the Company’s assets and is convertible in its entirety at the option of the holder into the Company’s common stock at a conversion price of $1.00.  There was no beneficial conversion recognized on the issuance of the convertible notes payable as the conversion price was equal to recent cash offering price.  During February 2004, the entire convertible note was repaid with cash of $275,000.  At June 30, 2004, the outstanding balance on the convertible debenture was $0.

During 2003, the Company entered into a $100,000 convertible note payable in full settlement of a lawsuit.  The note is non-interest bearing and is due August 11, 2004.  The note is convertible at the option of the note holder at any time at the current trading price of the Company’s common stock.  During February 2004, the entire convertible note was repaid with cash of $100,000.  At June 30, 2004, the balance on the note payable was $0.

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

INFINIUM LABS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Financial Statement (Unaudited)

On February 27, 2004, the Company borrowed $500,000 under a 12% secured subordinated debenture for a maximum term of 12 months.  As additional consideration, the Company issued to the holder 200,000 shares of common stock having a fair value of $284,000.

On April 7, 2004, the Company borrowed $500,000 under a 15% promissory note which is payable on December 15, 2004.

On May 7, 2004, the Company borrowed under a 15% promissory note for $100,000, which was subsequently repaid on June 7, 2004.  As additional consideration, the Company issued the holder 40,000 shares of common stock having a fair value of $55,200.

On May 7, 2004, the Company borrowed $250,000 under a 15% promissory note, which was payable on September 15, 2004.  In addition, the holder received 100,000 shares of common stock with a fair value of $147,500.

On May 19, 2004, the Company borrowed $417,260 under a 15% secured promissory note, which is payable June 3, 2004.

On May 28, 2004, the Company borrowed $350,000 under a 15% secured promissory note, which is payable August 1, 2004. As additional consideration, the Company issued the holder 33,000 shares of common stock having a fair value of $47,190.

On May 28, 2004, the Company borrowed $350,000 under a 15% promissory note which was payable on June 8, 2004.  As additional consideration, the Company issued the holder 7,500 shares of common stock having a fair value of $11,025.

On June 4, 2004, the Company borrowed $825,000 under a 15% secured convertible promissory note, which was payable no later than June 3, 2005.  As additional consideration, the Company issued the holder 511,000 shares of common stock having a fair value of $753,725.  The Company recognized beneficial conversion on the promissory note of $71,275.

On June 21, 2004, the Company borrowed $1,500,000 under a 15% promissory note, which was payable no later than June 22, 2005.  As additional consideration, the Company issued the holder 60,000 shares of common stock having a fair value of $67,800.

Note payable - face value	$7,092,260
Note payable – discount	1,407,263

$5,684,997

INFINIUM LABS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Financial Statement (Unaudited)

The discount from the face value of the promissory notes is being amortized over the life of the promissory notes as additional interest expense.  During the three and six month periods ended June 30, 2004, the Company has recorded interest expense from the discounts of $44,250 and $384,452, respectively.

All of these transactions were exempt from the registration requirements of Section 4(2) of the Securities Act as transactions not involving a public offering.

NOTE 5  STOCKHOLDERS’ DEFICIENCY

(A) Stock Issued for Cash

During 2002, the Company issued 58,189,728 shares of common stock to its founder for $18,522 ($0.0004 per share).

During 2003, the Company issued 4,423,012 shares of common stock for cash of $526,703 ($0.12 per share).

During 2003, the Company issued 1,748,380 shares of common stock for $545,216 ($0.28 per share), net of offering costs of $11,239.

During 2003, the Company issued 420,768 shares of common stock for $66,672 ($0.16 per share).

During 2004, the Company issued 6,650,000 shares of common stock for $1,662,500 ($0.25 per share).

During 2004, the Company issued 40,000 shares of common stock for cash of $100,000 ($2.50 per share).

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

INFINIUM LABS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Financial Statement (Unaudited)

During 2003, the Company issued 942,600 shares of common stock for signature rights valued for financial accounting purposes at $300,000 ($0.3175 per share) based upon recent cash offering prices.

During 2004, the Company issued 1,750,000 shares of common stock for software development and consulting services with a fair value of $2,581,250 ($1.475 per share).

On 2004, the Company issued 279,260 shares of common stock for services with a fair value of $446,816 ($1.60 per share).

On 2004, the Company issued 830,000 shares of restricted common stock for services to three consultants having a fair value of $1,195,200 ($1.44 per share).

On 2004, the Company issued 440,000 shares of restricted common stock for services with a fair value of $404,800 ($.92 per share).

On 2004, the Company issued 100,000 shares of our restricted common stock for services with a fair value of $147,500 ($1.475 per share).

(C) Stock Issued for Legal Settlement

During February 2004, the Company issued 66,668 shares of common stock with a fair value of $98,335 ($1.475 per share) in partial settlement of a lawsuit.

On June 4, 2004, the Company issued 53,332 shares of restricted common stock with a fair value of $77,565 in final settlement of a lawsuit ($1.42 per share).

(D) Stock Issued for Cash with Notes Payable

During 2004, the Company issued 240,000 shares of common stock with a fair value of $354,000 as additional consideration for a note payable.  The fair value of the stock was allocated from the total proceeds received on the note payable and the resulting discount on the note payable will be amortized over the life of the note ($1.475 per share).

During 2004, the Company issued 40,000 shares of common stock with a fair value of $55,200 as additional consideration for a note payable.  The fair value of the stock was allocated from the total proceeds received on the note payable and the resulting discount on the note payable will be amortized over the life of the note ($1.38 per share).

INFINIUM LABS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Financial Statement (Unaudited)

During 2004, the Company issued 200,000 shares of common stock with a fair value of $284,000 as additional consideration for a note payable.  The fair value of the stock was allocated from the total proceeds received on the note payable and the resulting discount on the note payable will be amortized over the life of the note ($1.42 per share).

During 2004, the Company issued 100,000 shares of common stock with a fair value of $147,500 as additional consideration for a note payable.  The fair value of the stock was allocated from the total proceeds received on the note payable and the resulting discount on the note payable will be amortized over the life of the note ($1.475 per share).

During 2004, the Company issued 60,000 shares of common stock with a fair value of $67,800 as additional consideration for a note payable.  The fair value of the stock was allocated from the total proceeds received on the note payable and the resulting discount on the note payable will be amortized over the life of the note ($1.13 per share).

During 2004, the Company issued 33,000 shares of common stock with a fair value of $47,190 as additional consideration for a note payable.  The fair value of the stock was allocated from the total proceeds received on the note payable and the resulting discount on the note payable will be amortized over the life of the note ($1.43 per share).

During 2004, the Company issued 511,000 shares of common stock with a fair value of $753,725 as additional consideration for a note payable.  The fair value of the stock was allocated from the total proceeds received on the note payable and the resulting discount on the note payable will be amortized over the life of the note ($1.475 per share).

During 2004, the Company issued 7,500 shares of common stock with a fair value of $11,025 as additional consideration for a note payable.  The fair value of the stock was allocated from the total proceeds received on the note payable and the resulting discount on the note payable will be amortized over the life of the note ($1.47 per share).

(E) Stock Issued Under Loan Default Provisions

During 2004, the Company issued 74,999 shares to a note payable holder under a loan default provision with a fail value of $110,624 ($1.475 per share).

During 2004, the Company issued 75,000 shares to a note payable holder under a loan default provision with a fail value of $84,750 ($1.13 per share).

During 2004, the Company issued 80,000 shares to a note payable holder under a loan default provision with a fail value of $118,000 ($1.475 per share).

INFINIUM LABS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Financial Statement (Unaudited)

During 2004, the Company issued 603,038 shares to a note payable holder under a loan default provision with a fail value of $942,548 ($1.56 per share).

During 2004, the Company issued 955,312 shares to a note payable holder under a loan default provision with a fail value of $1,404,309 ($1.47 per share).

(F) Stock Dividend

During January 2004, the Company declared a 4 for 1 common stock dividend effected to stockholders of record on January 19, 2004.  Per share and weighted average share amounts have been retroactively restated in the accompanying financial statements and related notes to reflect this dividend.

(G) Stock Issued in Reverse Merger

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

(B) Employment Agreements

On January 3, 2004, the Company entered into an employment agreement with its Executive Vice President of Channel Sales for a period of three years unless the Company or the employee agrees to terminate the agreement within three months prior to the anniversary date.  The agreement provides for an initial minimum annual salary of $125,000, which increased to $175,000 on June 1, 2004.

INFINIUM LABS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Financial Statement (Unaudited)

NOTE 7

GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no sales and has a working capital deficiency of $6,592,939.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its business plan provide the opportunity for the Company to continue as a going concern.

NOTE 8

SUBSEQUENT EVENTS

(A) Notes Payable to a Related Party

Subsequent to June 30, 2004, the Company borrowed an aggregate of $500,000 in notes payable to a member of its board of directors with an interest rate of 15%, due in installments over the next five years.  As additional consideration, the Company issued the 800,000 shares of restricted common stock to the director.

The company also borrowed $250,000 in advances payable due August 30, 2004.

(B) Common Stock Issuances

In July 2004, the Company issued 185,466 shares for $139,000 cash ($ .75 per share).

In August, 2004, the Company issued 300,000 shares for $150,000 cash ($ .50 per share).

In August, 2004, the Company issued 700,000 shares for services ($ .75 per share).

In August, 2004, the Company issued 71,428 shares for services ($ .75 per share).

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

Sources of Capital

As August 20, 2004, the Company had cash on hand of $134,226, which represents the remaining proceeds from the sale of common stock during 2004 for aggregate proceeds of $3,482,940 and from bridge financing transactions completed during 2004 in an aggregate amount of $7,092,260.

The Company has received a $3,200,000 financing commitment through a Regulation D offering.  The investor has agreed to purchase shares at a share price of $0.18.

The Company has retained SG Capital to raise $20,000,000 in equity financing expected to be funded in two tranches of equal amounts.

The Company is in negotiations to raise $3,000,000 in a Private Investment in Public Entity (PIPE) with Cornell Capital Partners LP.  Funding from the PIPE will be received in two tranches, the funds from the first tranches will be received at closing and the second tranche will be funded upon filing of Registration Statement with the Securities and Exchange Commission covering the resale of the shares.  Another component of the Cornell Capital Partners LP financing negotiations is a $25,000,000 Standby Equity Distribution Agreement (SEDA). The SEDA financing will be contingent on the effectiveness of a Registration Statement with the Securities and Exchange Commission covering the resale of the shares.

Although there are no assurances that the Company will successfully close on these financing arrangements, the Company estimates that this financing in addition to working capital financing to be obtained upon successful introduction of our product into the market place and projected revenues from the sales of its system and service will be sufficient to satisfy the Company’s cash requirements over the next 12 months.  If the Company does not raise the amounts contemplated hereon or the Company does not launch its system and service when currently planned, the Company will need to raise additional capital from other sources or curtail its proposed spending.

The Company also intends to pursue negotiations with its bridge lenders to cover their notes to equity to reduce each outlays for the debt service.

As reflected in the accompanying financial statements, the Company is in the development stage with no sales, a working capital deficiency of $6,592,939.  This raises substantial doubt about its liability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

On January 7, 2004, the Company issued 2,290,000 shares of common stock to eight investors in a private placement for consideration of $0.25 per share.  These shares were issued in a transaction exempt from the Securities Act pursuant to Rule 506 of Regulation D promulgated thereunder based on the fact that they were issued in compliance with the Rule 506 Conditions.

Also on January 7, 2004, our Board of Directors declared a stock dividend of 4 shares of common stock for each share of common stock outstanding on January 19, 2004 (the “Record Date”). The stock dividend was payable on the Record Date to holders of record of common stock as of the Record Date.

On January 22, 2004, the Company issued 4,360,000 shares of common stock to 32 investors in a private placement for consideration of $0.25 per share.  These shares were issued in a transaction exempt from the Securities Act pursuant to Rule 506 of Regulation D promulgated thereunder based on the fact that they were issued in compliance with the Rule 506 Conditions.

On February 12, 2004, the Company borrowed $1.4 million under a 15% secured debenture for a maximum term of 12 months.  As additional consideration, the Company issued to the holder 80,000 shares of common stock.  These transactions were exempt from registration under Section 4(2) of the Securities Act because they did not involve any public offering.

On February 23, 2004, the Company borrowed $1.0 million under a 12% secured subordinated debenture for a maximum term of 12 months.  As additional consideration, the Company issued to the holder 80,000 shares of common stock.  These transactions were exempt from registration under Section 4(2) of the Securities Act because they did not involve any public offering.

On February 27, 2004, the Company borrowed $500,000 under a 12% secured subordinated debenture for a maximum term of 12 months.  As additional consideration, the Company issued to the holder 80,000 shares of common stock.  These transactions were exempt from registration under Section 4(2) of the Securities Act because they did not involve any public offering.

On March 30, 2004, the Company issued 66,668 shares of common stock to a single claimant as consideration for the settlement of a lawsuit.  This transaction was exempt from registration under Section 4(2) of the Securities Act because it did not involve any public offering.  We subsequently issued 33,332 in final settlement of this lawsuit.

On March 30, 2004, the Company issued 1,750,000 shares of common stock to six service providers in exchange for services.  These transactions were exempt from registration under Section 4(2) of the Securities Act because they did not involve any public offering.

On April 7, 2004, the Company borrowed $500,000 under a 15% promissory note which is payable on December 15, 2004.  As additional consideration, the Company issued 200,000 shares of our restricted common stock.  These transactions were exempt from section 4(2) of the Securities Act.

On April 14, 2004, the Company borrowed $100,000 under a 15% promissory note, which was payable on April 14, 2005.  As additional consideration, the Company issued 40,000 shares of our restricted common stock valued at $1.43 per share.  These transactions were exempt from registration under section 4(2) of the Securities Act because they did not involve any public offering.

On May 7, 2004, the Company borrowed $100,000 under a 15% promissory note, which was payable and subsequently repaid on June 7, 2004.  As additional consideration, the Company issued 40,000 shares of our common stock valued at 1.38 per share. These transactions were exempt from registration under section 4(2) of the Securities Act because they did not involve any public offering.

On May 7, 2004, the Company borrowed $250,000 under a 15% promissory note, which is payable on September 15, 2004.  As additional consideration, the Company issued 100,000 shares of our restricted common stock valued at $1.475 per share.  These transactions were exempt from registration under section 4(2) of the Securities Act because they did not involve any public offering.

On May 19, 2004, the Company borrowed $1,167,260 under a 15% secured convertible debenture for a maximum term of one year valued at $1.47 per share for financial reporting purposes.  As additional consideration, the Company issued 2,028,850 shares of our restricted common stock.  These transactions were exempt from registration under section 4(2) of the Securities Act because they did not involve any public offering.

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

On May 28, 2004, the Company borrowed $350,000 under a 15% promissory note, which was payable on August 2, 2004.  As additional consideration, the Company issued 33,000 shares of our restricted common stock for financial reporting purposes.  These transactions were exempt from registration under section 4(2) of the Securities Act because they did not involve any public offering.

On June 4, 2004, the Company borrowed $825,000 under a 15% secured convertible promissory note, which was payable no later than June 3, 2005.  As additional consideration, the Company issued 511,000 shares of our restricted common stock valued at $1.42 per share.  We subsequently issued 74,999 shares valued at $1.475 per share as a penalty for our failure to profile a timely registration statement under the terms of our agreement.  These transactions were exempt from registration under section 4(2) of the Securities Act because they did not involve any public offering.

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

On June 21, 2004, the Company borrowed $1,500,000 under a 15% promissory note, which was payable no later than June 22, 2004.  As additional consideration, the Company issued 135,000 shares of our restricted common stock valued at $1.13 per share.  These transactions were exempt from registration under section 4(2) of the Securities Act because they did not involve any public offering.

On June 30, 2004, the Company issued 100,000 shares of our restricted common stock for services valued at $1.475 per share.  This transaction was exempt from registration under section 4(2) of the Securities Act because it did not involve any public offering.

Subsequent to June 30, 2004, the Company issued an aggregate of $500,000 in notes payable to a member of board of directors with an interest rate of 15%, due in installments over the next five years.

As additional consideration, the Company issued the director 800,000 shares of our restricted common stock.  The company also issued $250,000 in short-term advances payable due August 30, 2004.

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

Defaults upon Senior Securities:

None

Item 4.

Submission of Matters to a Vote of Security Holders:

By written consent dated March 15, 2004, stockholders owning more than a majority of the issued and outstanding shares of common stock of the Company authorized and approved a Certificate of Amendment to our Certificate of Incorporation without a meeting.  The Certificate of Amendment was filed on May 5, 2004 and: (1) increased the number of shares of common stock the Company are authorized to issue from 50,000,000 shares to 200,000,000 shares, and (2) effected a four-for-one stock split of our outstanding common stock.

Item 5.

Other Information:

None

Item 6.

Exhibits and Reports on Form 8-K:

 (a) Exhibits:

Exhibit No.	Exhibit Description	Location
2-1

Agreement and Plan of Merger dated as of Filed herewith December 24, 2003 by and among Global Business Resources, Inc., Global Infinium Merger Sub, Inc., Infinium Labs Corporation and Peter J. Goldstein

Incorporated by Reference to Exhibit 2-1 to Form 8-K filed with the SEC on January 20, 2004
3-1	Certificate of Incorporation	Incorporated by Reference to Exhibit 3-0 to Form SB-2 (Registration No. 333-67990) filed with the SEC on August 20, 2001
3-2	Certificate of Amendment of Certificate of Incorporation	Incorporated by reference to Exhibit 3-2 to the Company’s Form 10-KSB for the year ended December 31, 2003 (the “Form 10-KSB”)
3-3	Certificate of Amendment of Certificate of Incorporation	Incorporated by reference to Exhibit 3-4 to the Form 10-KSB
3-4	By-laws	Incorporated by reference to Exhibit 3-4 to the Form 10-KSB
4-1	Stock Purchase Agreement dated as of January 22, 2004 between Infinium Labs, Inc. and SBI Brightline VI, LLC	Incorporated by reference to Exhibit 4-1 to Form 8-K filed with the SEC on January 26, 2004
4-2	Stock Purchase Agreement dated as of January 22, 2004 between Infinium Labs, Inc. and Infinium Investment Partners, LLC	Incorporated by reference to Exhibit 4-2 to Form 8-K filed with the SEC on January 26, 2004
4-3	Form of Subscription Agreement between Infinium Labs, Inc. and certain stockholders of Infinium Labs, Inc.	Incorporated by reference to Exhibit 4-3 to the Form 10-KSB
10-1	12% Secured Subordinated Debenture between the Company and Contare Ventures, LLC, dated February 23, 2004	Incorporated by reference to 10QSB filed August 23, 2004
10-2	12% Secured Subordinated Debenture between the Company and Gary Kurfirst, dated February 23, 2004	Incorporated by reference to 10QSB filed August 23, 2004
10-3	15% Secured Debenture between the Company and James Beshara, dated February 12, 2004	Incorporated by reference to 10QSB filed August 23, 2004
10-4	15% Secured Debenture between the Company and Ronald Westman, dated April 7, 2004	Incorporated by reference to 10QSB filed August 23, 2004
10-5	15% Secured Subordinated Debenture between the Company and James Beshara, dated May 7, 2004	Incorporated by reference to 10QSB filed August 23, 2004
10-6	15% Secured Debenture between the Company and Ronald Westman, dated May 7, 2004	Incorporated by reference to 10QSB filed August 23, 2004
10-7	Pledge Agreement between Robert F. Shambo in favor of Phoenix Capital Opportunity fund, dated May 12, 2004	Incorporated by reference to 10QSB filed August 23, 2004
10-8	Promissory Note between the Company and Sharon M. Beshara, dated May 18, 2004	Incorporated by reference to 10QSB filed August 23, 2004
10-9	15% Secured Subordinated Debenture between the Company and SBI USA, LLC, dated May 28, 2004	Incorporated by reference to 10QSB filed August 23, 2004
10-10	Commercial Promissory Note between the Company and Video Associates, LLC, dated June 2004	Incorporated by reference to 10QSB filed August 23, 2004
10-11	Amended and restored convertible secured promissory note dated, June 16, 2004, between the Company and Phantom Investors, LLC	Incorporated by reference to 10QSB filed August 23, 2004
10-12	Note between the Company and Digital Interactive Streams, Inc., dated August 3, 2004	Incorporated by reference to 10QSB filed August 23, 2004
10-13	Employee Stock Ownership	Incorporated by reference to 10QSB filed August 23, 2004
10-14	Promissory Note between the Company and Richard Agelotti, dated August, 2004	Incorporated by reference to 10QSB filed August 23, 2004
31-1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed herewith
32-1	Section 1350 Certification	Filed herewith

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

Dated:  November 12, 2004

INFINIUM LABS, INC.

/s/ Timothy M. Roberts

By: Timothy M. Roberts

Chairman and Chief Executive Officer

and Acting Chief Financial Officer