Form 10QSB
period 2004-09-30
INFINIUM LABS INC
filed 2004-11-23
CIK 1145019

     OMB APPROVAL

OMB Number: 3235-0416

Expires: February 28, 2006

Estimated average burden

hours per response   182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period from July 1, 2004 to September 30, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  There were 111,112,459 shares of common stock, par value $.0001 per share, issued and outstanding as of November 12, 2004.

SEC 2334 (8-03)  Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

INFINIUM LABS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2004

(UNAUDITED)

INFINIUM LABS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	5	Condensed Consolidated Balance Sheet as of September 30, 2004 (Unaudited)

PAGE	6

Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2004 (Consolidated) and September 30, 2003 and for the Period from December 9, 2002 (Inception) to September 30, 2004 (Consolidated) (Unaudited)

PAGES	7-10	Condensed Statement of Changes in Stockholders’ Deficiency for the Period from December 9, 2002 (Inception) Through September 30, 2004 (Unaudited)

PAGES	11

Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2004 (Consolidated) and September 30, 2003 and for the Period from December 9, 2002 (Inception) to September 30, 2004 (Consolidated) (Unaudited)

PAGES	12-24	Notes to Condensed Financial Statements (Unaudited)

INFINIUM LABS, INC. AND SUBSIDIARY (A DEVELOPMENT STAGE COMPANY) Condensed Consolidated Balance Sheet as of September 30, 2004 (Unaudited)
ASSETS

Current Assets:
Cash	$20,991
Prepaid expenses	53,000
Total Current Assets	73,991

Property and Equipment, Net	905,795

Other Assets:
Deposits	34,590
Intangible asset, net (Note 3)	270,990
Total Other Assets	305,580

Total Assets	$1,285,366

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable	$2,697,798
Accrued interest expense	223,142
Accrued payroll and payroll taxes	484,539
Promissory notes (Note 4)	7,280,044

Total Liabilities	10,685,523

Stockholders’ Deficiency:
Common stock, $0.0001 par value, 200,000,000 shares authorized, 104,712,093 shares issued and outstanding, (Note 5)	10,471
Additional paid-in capital (Note 5)	17,864,197
Subscription receivable	(22,517)
Accumulated deficit during development stage	(27,252,308)

Total Stockholders’ Deficiency	(9,400,157)

Total Liabilities and Stockholders’ Deficiency	$1,285,366

See accompanying Notes to Condensed Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY (A DEVELOPMENT STAGE COMPANY) Condensed Statements of Operations (Unaudited)
	For the Three Months Ended September 30, 2004 (Consolidated)	For the Three Months Ended September 30, 2003	For the Nine Months Ended September 30, 2004 (Consolidated)	For the Nine Months Ended September 30, 2003	For the Period from December 9, 2002 (Inception) to September 30, 2004 (Consolidated)

Operating Expenses:
Development costs	$503,265	$81,962	$1,755,209	$111,962	$2,160,559
Advertising	472,605	12,461	1,041,539	24,746	1,208,159
Salary expense	1,768,024	61,037	4,121,005	82,292	4,121,005
Professional fees	414,815	435,863	2,003,514	470,294	2,695,974
Consultants	2,854,625	-	8,039,752	-	8,918,537
General and administrative	837,322	86,404	3,492,132	128,716	4,219,290
Total Operating Expenses	6,850,656	677,727	20,453,151	818,010	23,323,524
Net Loss from Operations	(6,850,656)	(677,727)	(20,453,151)	(818,010)	(23,323,524)

Other Income (Expense):
Interest income	-	-	-	-	37
Interest expense	(822,428)	-	(3,922,041)	-	(3,928,821)
Total Other Income (Expense)	(822,428)	-	(3,922,041)	-	(3,928,784)

Loss before Income Taxes	(7,673,084)	(677,727)	(24,375,192)	(818,010)	(27,252,308)

Income Taxes	-	-	-	-	-

Net Loss	$(7,673,084)	$(677,727)	$(24,375,192)	$(818,010)	$(27,252,308)

Per Common Share

Loss per common share – basic and diluted	$(0.08)	$(0.01)	$(0.26)	$(0.01)	$(0.48)
Weighted average – basic and diluted	101,507,725	58,142,912	95,387,254	58,142,912	56,589,404

See accompanying Notes to Condensed Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY (A DEVELOPMENT STAGE COMPANY) Condensed Statement of Stockholders’ Deficiency For the Period from December 9, 2002 (Inception) to September 30, 2004 (Unaudited)
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

See accompanying Notes to Condensed Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY (A DEVELOPMENT STAGE COMPANY) Condensed Statement of Stockholders’ Deficiency For the Period from December 9, 2002 (Inception) to September 30, 2004 (Unaudited)
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

See accompanying Notes to Condensed Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY (A DEVELOPMENT STAGE COMPANY) Condensed Statement of Stockholders’ Deficiency For the Period from December 9, 2002 (Inception) to September 30, 2004 (Unaudited)
	Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions
	Shares	Amount	Capital	Stage	Receivable	Total

Share issued for loan default penalty ($1.56 per share)	603,038	61	942,487	-	-	942,548

Shares issued for loan default penalty ($1.47 per share)	955,312	96	1,404,213	-	-	1,404,309

Shares issued for cash ($2.50 per share)	40,000	4	99,996	-	-	100,000

Shares issued for settlement ($1.455 per share)	53,332	5	77,560	-	-	77,565

Shares issued for cash ($2.00 per share)	100,000	10	199,990	-	-	200,000

Share issued to consultants for services ($1.44 per share)	830,000	83	1,195,117	-	-	1,195,200

Share issued to consultants for services ($1.475 per share)	100,000	10	147,490	-	-	147,500

Share issued to consultants for services ($1.60 per share)	279,260	28	446,788	-	-	446,816

Share issued to consultants for services ($0.92 per share)	440,000	44	404,756	-	-	404,800

See accompanying Notes to Condensed Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY (A DEVELOPMENT STAGE COMPANY) Condensed Statement of Stockholders’ Deficiency For the Period from December 9, 2002 (Inception) to September 30, 2004 (Unaudited)
	Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions
	Shares	Amount	Capital	Stage	Receivable	Total
Effect of beneficial conversion of promissory notes at $.75 per share	-	-	71,275	-	-	71,275

Shares issued for loan guaranty ($1.04 per share)	800,000	80	831,920			832,000

Shares issued to consultants ($1.13 per share)	1,000,000	100	1,129,900			1,130,000

Share issued to consultants for services ($0.64 per share)	21,460	2	13,732			13,734

Share issued to consultants for services ($0.61 per share)	200,000	20	121,980			122,000

Share issued to consultants for services ($0.60 per share)	36,000	4	21,416			21,420

Share issued to consultants for services ($0.60 per share)	1,933,224	193	1,162,251			1,162,444

Stock issued to employees ($0.33 per share)	300,000	30	98,970			99,000

Shares issued for cash ($0.25 per share)	1,900,400	190	474,910			475,100

Net loss for the nine months ended September 30, 2004	-	-	-	(24,375,192)	-	(24,375,192)

BALANCE, SEPTEMBER 30, 2004 (CONSOLIDATED)	104,712,093	$10,471	$17,864,197	$(27,252,308)	$(22,517)	$(9,400,157)

See accompanying Notes to Condensed Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY (A DEVELOPMENT STAGE COMPANY) Condensed Statement of Cash Flow (Unaudited)
	For the Nine Months Ended September 30, 2004 (Consolidated)	For the Nine Months Ended September 30, 2003	For the Period from December 9, 2002 (Inception) to September 30, 2004 (Consolidated)
Cash Flows from Operating Activities:
Net loss	$(24,375,192)	$(818,010)	$(27,252,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	169,251	-	174,571
Common stock issued for services	8,001,964	-	9,253,110
Common Stock issued to employees	99,000	-	99,000
Common stock issued for legal settlements	175,900	-	175,900
Common stock issued for interest	2,731,505	-	2,731,505
Amortization of interest expense	894,999	-	907,499
Changes in operating assets and liabilities:
Decrease (increase) in current assets:
Other receivables	148,314	7,314	-
Deposits	(27,100)	-	(34,590)
Prepaid expense	42,727	-	(53,000)
Increase (decrease) in current liabilities:
Accounts payable	2,821,400	457,043	3,405,479
Net Cash Provided by (Used in) Operating Activities	(9,317,232)	(353,653)	(10,592,834)
Cash Flows from Investing Activities:
Purchase of property and equipment	(883,274)	(116,084)	(1,051,356)
Net Cash Used in Investing Activities	(883,274)	(116,084)	(1,051,356)
Cash Flows from Financing Activities:
Repayments of notes payable	(475,000)	-	(475,000)
Proceeds from stockholder	-	3,843	4,940
Payments to stockholder	(4,940)	-	(4,940)
Proceeds from sale of common stock	4,158,040	75,000	5,292,636
Promissory note	6,497,545	446,468	6,847,545
Net Cash Provided by Financing Activities	10,175,645	525,311	11,665,181
NET INCREASE (DECREASE) IN CASH	(24,861)	55,574	20,991
CASH AT BEGINNING OF PERIOD	45,852	-	-
CASH AT END OF PERIOD	$20,991	$55,574	$20,991

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$213,200	$-	$219,980

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

Infinium is positioned to be a leader in the pervasive gaming/interactive entertainment market by introducing, marketing and selling the Phantom Game Service (“Phantom”), an innovative broadband game delivery system designed to revolutionize and improve upon the way consumers purchase and play games and to expand the methods by which the $20 billion game industry does business. This new service, leveraging strong growth trends in broadband households, home networking as well as enormous consumer interest in new areas of digital entertainment, has the potential to open up game play to entirely new market segments and develop revenue models not currently recognized by the conventional industry players. The Phantom Game Service is designed to allow consumers to try or purchase from a large library of games, from the comfort of their living room, simply by selecting a title from an extensive catalog of games. The broad selection will allow families to enjoy classic board-based games, allow children to play interactive educational games, and allow moderate to hardcore gamers to have the ability to play sophisticated, graphics-intensive games. The Company’s service also will have the capacity to allow multiplayer tournaments and contests, both against other subscribers and against PC gamers. The subscriber can access all of this without ever having to go to a store to purchase games.

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

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by statement of Financial Accounting Standards “SFAS” No. 128, “Earnings per Share.” As of September 30, 2004 and 2003, the effect of common share equivalents was anti-dilutive and not included in the calculation of diluted net loss per common share.

(F) Advertising

Advertising costs are expensed either in the periods in which those costs are incurred or the first time the advertising takes place.

(G) Business Segments

The Company operates in one segment and therefore segment information is not presented.

INFINIUM LABS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Financial Statement (Unaudited)

(H) Recent Accounting Pronouncements

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after September 30, 2003 and all of its provisions should be applied prospectively.

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

INFINIUM LABS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Financial Statement (Unaudited)

Most of the provisions of SFAS No. 150 are consistent with the existing definition of liabilities of FASB Concepts Statement No. 6, “Elements of Financial Statements”. The remaining provisions of this statement are consistent with the FASB’s proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after September 15, 2003. The adoption of these pronouncements did not have a material effect on the Company’s financial position or results of operations.

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

NOTE 3    INTANGIBLE ASSETS

During 2003, the Company entered into an agreement for the signage rights to a building located in Sarasota, Florida. The agreement called for the Company to issue (300,000 pre-reverse merger) shares of common stock in exchange for signage rights beginning April 1, 2004 through May 31, 2009. The shares were valued at the recent cash offering price aggregating $300,000. The Company will amortize the cost over the life of the agreement. As of September 30, 2004, the Company has amortized $29,010 of expense of the signage rights.

INFINIUM LABS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Financial Statement (Unaudited)

NOTE 4   NOTES PAYABLE

During 2003, the Company received $275,000, net of offering costs of $25,000 in the form of a 20% secured convertible debenture that matures on February 28, 2004 and is guaranteed by the Company’s Chairman and Chief Executive officer. The maximum borrowings available under the debenture agreement are $750,000. The debenture is secured by all of the Company’s assets and is convertible in its entirety at the option of the holder into the Company’s common stock at a conversion price of $1.00. There was no beneficial conversion recognized on the issuance of the convertible notes payable as the conversion price was equal to recent cash offering price. During February 2004, the entire convertible note was repaid with cash of $275,000. At September 30, 2004, the outstanding balance on the convertible debenture was $0.

During 2003, the Company entered into a $100,000 convertible note payable in full settlement of a lawsuit. The note is non-interest bearing and is due August 11, 2004. The note is convertible at the option of the note holder at any time at the current trading price of the Company’s common stock. During February 2004, the entire convertible note was repaid with cash of $100,000. At September 30, 2004, the balance on the note payable was $0.

In February 2004, the Company authorized a private debt offering of secured 12% and 15% promissory notes with due dates one year from the date of issuance, within sixty days of the Company’s SB-2 becoming effective or upon the Company receiving an equity investment of at least $15,000,000. For each loan to the Company, the lender was also entitled to 20,000 shares of the Company’s common stock. During the three months ended September 30, 2004, the Company issued an aggregate of $2,400,000 promissory notes and issued 240,000 common shares. The shares were treated as a discount to the private offering, and the shares were valued at $354,000 based on the market price on the dates the funds were received.

On February 27, 2004, the Company borrowed $500,000 under a 12% secured subordinated debenture for a maximum term of 12 months. As additional consideration, the Company issued to the holder 200,000 shares of common stock having a fair value of $284,000.

On April 7, 2004, the Company borrowed $500,000 under a 15% promissory note which is payable on December 15, 2004.

On May 7, 2004, the Company borrowed under a 15% promissory note for $100,000, which was subsequently repaid on June 7, 2004. As additional consideration, the Company issued the holder 40,000 shares of common stock having a fair value of $55,200.  The note was fully paid off as of September 30, 2004.

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

On July 15, 2004, the company borrowed $250,000 under a non interest bearing promissory note, which is payable January 31, 2005.

On July 28, 2004, the Company borrowed $500,000 under a 15% promissory note which is payable on July 28, 2005. As consideration for a Director’s personal guaranty of note, the Company issued the Director 800,000 shares of common stock having a fair value of $832,000.

On September 13, 2004, the Company borrowed $350,000 under a 15% secured promissory note, which is payable September 13, 2005.

Note payable - face value	$8,192,260
Note payable – discount	912,216

$7,280,044

INFINIUM LABS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Financial Statement (Unaudited)

The discount from the face value of the promissory notes is being amortized over the life of the promissory notes as additional interest expense. During the three and nine month periods ended September 30, 2004, the Company has recorded interest expense from the discounts of $495,047 and $879,499, respectively.

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

During 2004, the Company issued 1,900,400 shares of common stock for $475,100 ($0.25 per share). In connection with this transaction, the Company issued 2,022,900 warrants to purchase common stock exercisable at a price of $0.25.

On August 26, 2004, the Company issued 100,000 shares of common stock for $200,000 ($2.00 per share).

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

During 2004, the Company issued 279,260 shares of common stock for services with a fair value of $446,816 ($1.60 per share).

During 2004, the Company issued 830,000 shares of restricted common stock for services to three consultants having a fair value of $1,195,200 ($1.44 per share).

During 2004, the Company issued 440,000 shares of restricted common stock for services with a fair value of $404,800 ($.92 per share).

During 2004, the Company issued 100,000 shares of our restricted common stock for services with a fair value of $147,500 ($1.475 per share).

During 2004, the Company issued 1,933,224 shares to consultants for services with a fair value of $1,162,444 ($0.60 per share).

On July 28, 2004, as consideration for the Director’s personal guaranty of a note payable (see Note 4), the Company issued the Director 800,000 shares of common stock having a fair value of $832,000 ($1.04 per share).

During August 2004, the Company issued 1,000,000 shares to consultants for real estate service with a fair value of $1,130,000 ($1.13 per share).

During August 2004, the Company issued 21,460 shares to a consultant for services with a fair value of $13,734 ($0.64 per share).

INFINIUM LABS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Financial Statement (Unaudited)

During August, 2004, the Company issued 200,000 shares to a consultant for financial services with a fair value of $122,000 ($0.61 per share).

During August 2004, the Company issued 36,000 shares to a consultant for engineering services with a fair value of $21,420 ($0.60 per share).

On September 30, 2004, the Company issued 300,000 to employees as a bonus with a fair value of $99,000 ($0.33 per share).

(C) Stock Issued for Legal Settlement

During February 2004, the Company issued 66,668 shares of common stock with a fair value of $98,335 ($1.475 per share) in partial settlement of a lawsuit.

On June 4, 2004, the Company issued 53,332 shares of restricted common stock with a fair value of $77,565 in final settlement of a lawsuit ($1.455 per share).

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

NOTE 6   COMMITMENTS AND CONTINGENCIES

(A) Litigation

As of September 30, 2004, the Company is not a party to any litigation other than litigation arising in the ordinary course of its business, which is not expected to have a material adverse effect on its financial condition or results of operations and has not accrued any amounts relating to any litigation.

(B) Employment Agreements

On January 3, 2004, the Company entered into an employment agreement with its Executive Vice President of Channel Sales for a period of three years unless the Company or the employee agrees to terminate the agreement within three months prior to the anniversary date. The agreement provides for an initial minimum annual salary of $125,000, which increased to $175,000 on September 1, 2004.

(C) Licenses

We have entered into agreements with a number of publishers to provide content for our Phantom Game Service. These agreements provide that we pay an advance to each publisher, which is recoupable by us against future royalties payable to these publishers under their respective agreements. We currently owe an aggregate of $867,500 to these publishers pursuant to these agreements and if we fail to pay these advances, these agreements may be terminated.

INFINIUM LABS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Financial Statement (Unaudited)

NOTE 7   GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no sales and has a working capital deficiency of $10,611,532. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its business plan provide the opportunity for the Company to continue as a going concern.

NOTE 8   SUBSEQUENT EVENTS

(A) Notes Payable

On October 20, 2004, we entered into a Bridge Loan Agreement with Hazinu Ltd. pursuant to which the Lender advanced the principal amount of $300,000 to the Company on October 21, 2004 in exchange for (i) a 10% secured promissory note in such principal amount, (ii) 500,000 shares of our common stock, and (iii) warrants to purchase 500,000 shares of our common stock.

On October 27, 2004, we entered into a Bridge Loan Agreement with JM Investors, LLC, Fenmore Holdings, LLC, Viscount Investments Limited and Congregation Mishkan Sholom pursuant to which the Lenders advanced an aggregate principal amount of $300,000 to the Company on October 28, 2004 in exchange for (i) 10% secured promissory notes in such aggregate principal amount, (ii) 500,000 shares of our common stock and (iii) warrants to purchase an aggregate of 500,000 shares of our common stock.

(B) Common Stock Issuances

On October 8, 2004, the Company issued 40,000 shares of common stock to an employee with a fair value of $20,000 ($0.50 per share). This transaction was exempt from registration under Section 4(2) of the Securities Act because it did not involve a public offering.

On October 18, 2004, the Company issued 100,000 shares of common stock to an employee with a fair value of $38,000 ($0.38 per share). This transaction was exempt from registration under Section 4(2) of the Securities Act because it did not involve a public offering

INFINIUM LABS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Financial Statement (Unaudited)

On October 21, 2004, the Company issued 50,000 shares of common stock for financial services with a fair value of $15,500 ($0.31 per share). This transaction was exempt from registration under Section 4(2) of the Securities Act because it did not involve a public offering.

On October 21, 2004, the Company issued 800,000 shares of common stock for marketing services with a fair value of $232,000 ($0.29 per share). This transaction was exempt from registration under Section 4(2) of the Securities Act because it did not involve a public offering.

On October 20, 2004, the Company issued 500,000 shares of common stock with a fair value of $185,000 as additional consideration for a note payable. The fair value of the stock was allocated from the total proceeds received on the note payable and the resulting discount on the note payable will be amortized over the life of the note ($0.37 per share). This transaction was exempt from registration under Section 4(2) of the Securities Act because it did not involve a public offering.

On October 27 2004, the Company issued 500,000 shares of common stock with a fair value of $145,000 as additional consideration for a note payable. The fair value of the stock was allocated from the total proceeds received on the note payable and the resulting discount on the note payable will be amortized over the life of the note ($0.29 per share). This transaction was exempt from registration under Section 4(2) of the Securities Act because it did not involve a public offering.

During 2004, the Company issued 300,000 shares of common stock to its CEO for services with a fair value of $115,500 ($0.385 per share).

During 2004, the Company issued 200,000 shares of common stock to its President for services with a fair value of $77,000 ($0.385 per share).

During 2004, the Company issued 1,748,264 shares of common stock to contractors for services with a fair value of $605,242 ($0.3462 per share).

During 2004, the Company issued 2,162,102 shares of common stock to employees for services with a fair value of $832,409 ($0.385 per share).

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

THE MERGER

On January 5, 2004, the Company’s wholly owned subsidiary merged with and into Infinium Labs Operating Corporation, with Infinium Labs Operating Corporation surviving as its wholly owned subsidiary. Infinium Labs Operating Corporation was incorporated in the State of Delaware on December 9, 2002 for the purpose of developing a video game service and system. In connection with the merger and related transactions, the Company changed its name from Global Business Resources, Inc. to Infinium Labs, Inc. Infinium Labs Operating Corporation’s stockholders acquired 82.35% of the Company’s outstanding common stock and its directors and officers became the Company’s directors and officers. Since the completion of the merger, the Company’s business has consisted of the business and operations of Infinium Labs Operating Corporation. When used in this Form 10-QSB, references to Phantom and Infinium Labs are references to its trademarks or service marks with respect to which the Company has filed applications for registration with the U.S. Patent and Trademark Office.

COMPANY OVERVIEW

We are launching the Phantom Game Service, an innovative broadband game delivery system designed to revolutionize and improve upon the way consumers purchase and play games and to expand the methods by which the $20 billion game industry does business. The Phantom is the first “neutral” platform to deliver on-demand games, allowing consumers to search, preview and play a large selection of games online via a broadband Internet connection. The Phantom Game Receiver is a “family room” unit derived from existing PC technologies but custom tailored to provide a rich gaming experience and to work seamlessly with the Phantom Game Service. We believe that our competitive advantage lies in our unique integration of broadband receiver hardware, subscription-based service and streaming game delivery network, allowing consumers to try, purchase and play PC-based games from an unprecedented catalog of new and classic titles on-demand, right in the comfort of their living room.

To access the Phantom Game Service, our customers will pay a monthly subscription fee. Subscribers will have access to a number of free games and will be able to purchase or demo games from a vast library of titles. Subscribers will have access to extensive community features and will be able to learn more about the latest games and to try new release titles. If subscribers purchase a game, they will have full access to the title for the life of their subscription, as well as transparent access to any modifications, updates or additional content made available for the game.

The Phantom Game Receiver is a “family room” unit that is designed to fit in any typical entertainment center and be integrated into a family’s home entertainment system. The Phantom Game Receiver easily connects to any standard television, as well as A/V receivers, right out of the box. The Phantom Game Receiver accesses the Phantom Game Service by connecting to a broadband Internet connection, such as a cable or DSL line or through existing home networks, including wireless home networks. The Phantom Game Receiver is equipped with an innovative “lapboard,” which consists of a keyboard and mouse, and can also be used with a console-style game controller. The Phantom Game Receiver features multiple controller ports to enable multi-player gaming and additional ports to provide flexibility for specialized peripherals.

The Phantom Game Receiver is derived from existing PC technologies but is custom-tailored to provide a rich gaming experience and integrate with the Company’s Phantom Game Service. The Phantom Game Receiver differs from current game consoles in a number of significant respects. First, it is built from components that are not proprietary and which are readily available. Its primary components consist of a central processing unit, high-end video processor, high-speed memory, computer motherboard and large hard disk drive. The Phantom Game Receiver also differs from PCs in that it is designed exclusively for game play, not to perform other functions such as data processing. This dedicated functionality enables the Phantom Game Receiver to preserve operating resources in order to provide powerful game-play performance.

Additionally, the Phantom Game Receiver does not use external media to play games. The Phantom Game Receiver only plays content downloaded through the Phantom Game Service: The Phantom Game Receiver does not use disks, cartridges or other media that can be easily lost, damaged or copied. Instead, content is downloaded in real time to the internal hard drive of the Phantom Game Receiver to enable game play.

The primary technical characteristics of the receiver include:

*

Display: Any TV

*

HDTV Compatible

*

Connectivity: Any broadband connection

*

CPU: AMD 32- Bit CPU

*

GPU: NVIDIA graphics processor (NV36)

*

RAM: 256MB

*

Graphics & Audio: DirectX 9 compliant

*

High-performance – 128MB RAM

*

Dolby digital 5.1 Channel Audio

*

OS: Windows XP Embedded

*

Hard Drive: 80GB hard drive w/ intelligent cache management

*

Content Install: Streaming install, minimal wait time to play

*

Accessories: Wireless Lapboard and game pad controllers to be sold separately

*

Wide variety of input and output connectors

*

Sophisticated security, digital rights management (DRM) and content encryption

*

Transparent patches and upgrades

*

Client updates add new features to the service

*

Content management keeps games fresh and reliable

The Phantom Game Service will be delivered on a hardware and backend platform that makes it possible to securely deliver games directly to consumers over broadband Internet access networks. The Phantom Game Service will use hosted infrastructure for content servers, which will store games and other content and provide for e-commerce transactions. Games will be stored in a proprietary, compressed, encrypted store and distributed over a secure, encrypted connection from the Company’s servers.

Our executive offices are located at 2033 Main Street Suite 309, Sarasota, Florida 34237. Our Sarasota telephone number is (941) 917-0788 and our website is www.infiniumlabs.com. The information on our website is not part of this Form 10-K. Our product development / engineering offices are located at 1191 2nd Avenue, Suite 500, Seattle, Washington 98101. Our marketing offices are located at 11 Penn Plaza, 5th Floor, New York City, New York 10001.

We currently have 42 full-time employees.

INDUSTRY CHALLENGES

Overview

We have determined that the video game industry, as it is currently structured, has a variety of inherent deficiencies that limit choice and innovation for the game playing public. We have identified four principal deficiencies in the current video game landscape and how they impact publishers, retailers and consumers:

Proprietary Platforms

The three largest game platform manufactures – Sony, Microsoft and Nintendo – limit the choice and availability of games through their proprietary platforms. Game developers must purchase licenses and software development kits from each of these companies to start developing a game for each platform.

Limited Retail Space

Each video game released must compete for a limited amount of retail shelf space. Typically, only top-selling games, usually new releases, are stocked at retail outlets. With three platforms, each game can take three shelf spaces – one for each platform. While some retail outlets stock up to 200 titles, most stock less. Even best-sellers may have only a one-year shelf life at best. Consequently, consumers find limited game selection at retail outlets and have a difficult time finding popular games that are no longer stocked on store shelves.

Limited Profitability

Game publishers pay out development, production, packaging, marketing and retail merchandising costs (including open box returns) from their gross revenues. Typically, even best-selling games produce only a 10-15% profit margin, while more modest selling games may produce little or no profit margin, primarily due to the high costs involved in the current video game distribution model.

Piracy

The wide availability of DVD and CD copying software has eroded the profitability of game software. The industry estimates that seven pirated copies are made from every game sold in DVD or CD-ROM formats.

Impact on Publishers, Retailers and Consumers

The following tables summarize the problems that we have identified with the current video game distribution model:

INFINIUM OPPORTUNITIES

Overview

Our Phantom Game Service is designed to address the four principal deficiencies identified in the current video game distribution model in order to provide the following significant benefits to publishers, retailers and consumers:

Windows-based Platform

The Phantom Game Receiver enables consumers to receive games via the Phantom Game Service. The Phantom Game Receiver and Phantom Game Service are compatible with all PC games developed for the Windows operating system – literally thousands of PC games that have been developed over the years.

Unlimited Space for Game Software

The Phantom Game Service will be deliver games into customers’ living rooms securely over broadband Internet access networks. Our content servers will store all of the games and provide for all e-commerce transactions. There is essentially no limit to the number of games that can be stored and made available to our customers, and as a result, we intend to offer a robust catalog of both new releases and previously released games.

Increased Profitability

The Phantom Game Service offers both publishers and developers a content distribution platform that eliminates production, packaging, and retail merchandising costs (including open box returns) from their gross revenues. In addition, both publishers and developers can continue to earn revenues on games that are no longer on retail shelves. The Phantom Game Service can offer publishers and developers a virtually unlimited lifespan of revenue earning for each of their PC games.

Closed System Prevents Piracy

The Phantom Game Service is a “private” network that runs over any broadband Internet connection. The Phantom Game Service can be accessed only by subscribers though the Phantom Game Receiver. The Phantom Game Receiver is designed as a “closed box” with no removable media and employs a series of authentication protocols. The Phantom Game Service and the Phantom Game Receiver have been designed to ensure security in order to protect game content from piracy.

Impact on Publishers, Retailers and Consumers

We believe that the on-demand distribution model of the Phantom Game Service offers significant benefits to publishers, retailers and consumers:

\

CONTENT STRATEGY

We have entered into content agreements with over 20 top PC game publishers and developers, representing over 500 titles for launch, including more than half of the best 50 PC games of all time, as rated by gamerankings.com.

These games will be available for purchase through the Phantom Game Service and publishers will receive a percentage of the revenue generated by the sales of these games. We believe that this arrangement represents an extremely attractive proposition for game publishers because there is no additional work required on their part to distribute a game developed for PCs to our subscriber base via the Phantom Game Service. With no extra engineering effort or assumed costs, publishers can access a new distribution channel for past, current and future PC games and receive incremental revenues from existing investments.

Because the Phantom Game Service does not have the shelf space restrictions faced by traditional software retailers, we expect to offer a much broader range of games than that offered in a traditional retail environment, including a large cross-section of games for families and games for children. Unlike traditional video game consoles, the Phantom Game Receiver does not require “exclusive” or platform-specific content in order to operate.

We expect to be able to secure front-line, high-profile game releases from game publishers. Our business model allows both game publishers and retailers to receive the same profit margins for games purchased on the Phantom Game Service as they would receive for games purchased at retail. We expect that retailers will support our efforts to secure content from game publishers and that game publishers will view the Phantom Game Service as another distribution method for their games. To date, we have been successful in securing front-line, high-profile game release in our content agreements with game publishers.

DISTRIBUTION STRATEGY

We intend to market and sell the Phantom Game Service, the Phantom Game Receiver and related accessories primarily through retail channels.

Our retail partner program is designed to generate new recurring revenue streams for retailers from the sale of the Phantom Game Service. Retailers will receive a percentage of the subscription revenue and games purchased over the life of the subscription in addition to their profit margin from sales of the Phantom Game Receiver. We believe that this recurring revenue model is very favorable to retailers when compared to today’s model, where there is no guarantee that the consumer who purchases a console or PC will also purchase games from the same retailer. We are in the process of entering into distribution agreements with prominent retail partners in order to provide the Phantom Game Service with nationwide retail coverage.

COMPETITION

Overview

While we are not aware of any direct competitors to our Phantom Game Service, we still face indirect competition from other gaming platforms, game developers and distributors and PC gaming services.

Gaming Platforms

The gaming platforms that are most dominant in the market today are Sony PlayStation2, Microsoft Xbox, Nintendo GameCube and PCs. The following is a summary comparison of the strengths and weaknesses we see in each of these systems:

Platform	Strengths	Weaknesses
Personal Computer (PC)	Multi-use platform Large selection of games Best in online gaming Largest installed base Broadband support	Unstable Not powerful enough for gaming demands Typically lacks high-end graphical requirements Pricing (average PC costs $999)
Sony Playstation	Large selection of games Large install base Price (under $200) Built-in DVD player	Limited "genre" of game selection Graphics are less impressive than others Online gaming lacking consumer-friendly usability
Microsoft Xbox	Best graphics Broadband support right out of the box Best console for online gaming	Lacks key games Limited genre of games Lack of game selection
Nintendo GameCube	Cheapest console (less than $100.00) Wider selection of "kids and family" games Strong internally-developed game franchises	Fewest games of all systems Limited number of "adult" games No DVD/CD support Only one online game

The Phantom Game Service and Phantom Game Receiver are designed to take advantage of the strengths of the PC platform without being subject to the weaknesses inherent in the platform.  We believe that the Phantom Game Service and Phantom Game Receiver will compete with other systems based on the games available for each system, price of the system and games, reputation and convenience.  Our ability to compete effectively with these existing platforms will depend heavily on our ability to acquire desirable game content for the Phantom Game Service and Phantom Game Receiver and to achieve attractive price points.

Game Developers and Distributors

While the Phantom Game Receiver competes with other video game consoles, the Phantom Game Service also competes with other game developers and distributors. While the Phantom Game Service presents an opportunity for distributors of PC games to sell their games through a new channel, we will compete with game developers and distributors whose games are designed for the proprietary platforms of the video game console manufacturers. Because we will initially have a small installed base, developers and distributors of games for the dominant video game consoles may be reluctant to alienate the video game console manufacturers by providing content for the Phantom Game Service. Furthermore, although we look at retailers as partners and customers and believe the Phantom Game Service offers them a compelling opportunity, some retailers may view us as a competitor because the Phantom Game Service will sell games directly to subscribers, where otherwise the retailers might enjoy a direct sales relationship with those customers. Once customers have purchased the Phantom Game Receiver and become subscribers to the Phantom Game Service, we believe that to remain competitive, we must maintain a software portfolio that is attractive enough to cause subscribers to continue using the Phantom Game Service rather than switching to another platform.

PC Game Services

The past several years have seen the introduction of on-demand gaming services on the PC. These services include Yahoo! Games, Comcast Games on Demand and RealNetworks’ RealArcade, as well as other services from or enabled by such companies as Exent Technologies, Trymedia Systems and Stream Theory. We believe that these services complement our offering and legitimize the category of games-on-demand, but are restricted by the limitations of the PC as an entertainment platform, by concerns over PC-based piracy and by reluctance on the part of game publisher to distribute their newest games online due to perceived channel conflicts with traditional retail.

INTELLECTUAL PROPERTY STRATEGY

We will rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our intellectual property rights.

With respect to patents, we intend to protect all aspects of technologies associated with the make and use of the Phantom Game Service and Phantom Game Receiver through both design and utility patent applications in the United States and potentially in other countries in which we intend to market our products and services. The Phantom Game Service and Phantom Game Receiver will also utilize proprietary software that we develop.

We are pursuing federal registration of our trademarks and service marks in the United States with the U.S. Patent and Trademark Office. We have applied for registration of the marks INFINIUM LABS, INFINIUM LABS (with Infinity Design), PHANTOM, PHANTOM (with Helmet Design), the Phantom Helmet Design No. 1, the Phantom Helmet Design No. 2, BLACK KNIGHT, BLACKNIGHT, VIRTUAL PRIVATE GAME NETWORK, VPGN, PAY PER PLAY, BUILT BY GAMERS FOR GAMERS and ANY GAME, ANY TIME. The trademark and service mark applications were filed for use in connection with either or both “interactive computer game consoles” in International Class 9, and/or “entertainment services, namely, providing interactive computer gaming network that allows end-users to demo, rent, purchase and play computer games” in International Class 41.

Although we do not believe that our trademarks or service marks infringe the rights of third parties, third parties have in the past asserted, and may in the future assert, trademark infringement claims against us which may result in costly litigation or which require us to either settle or obtain a license to use third-party intellectual property rights.

PLAN OF OPERATION

Business Objectives

We are currently in the development stage of operations and expect to be in that mode for at least the next three to six months. Our goal is to commence the launch of the Phantom Game Service in the second quarter of 2005. Our primary mission is to revolutionize the video game industry with an innovative combination of gaming hardware, software and secure online digital distribution.

We intend to pursue product development and marketing activities, concentrating primarily on the creation of the Phantom Game Service and on generating consumer demand. We are in the latter stages of negotiations with PC component suppliers and contract manufacturers to provide engineering support services, necessary parts and fabrication and assembly of hardware units. We are also in the latter stages of negotiations with data center operators to host our servers and with other providers to perform our customer support functions. Consistent with our business strategy, we have entered into a development agreement with respect to the engineering and industrial design of the Phantom Game Service.

We have identified a core group of potential customers/distribution partners for the Phantom Game Service and Phantom Game Receiver and continue to meet with these potential partners on a regular basis. We expect to announce some of our distribution partners during the first quarter of 2005.

Our goal is to enter into distribution arrangements with several or more of these parties whereby each partner will purchase the Phantom Game Receiver through a purchase order process and resell the systems to their customers. In exchange, these partners will receive a share of the recurring subscription and/or software sales/rental revenues.

In keeping with our goal to develop a vast library of available games, we have entered into agreements with over 20 publishers, including Vivendi Universal Games, Atari Inc., Riverdeep and Eidos, to supply content. We currently are in negotiations with many other major game publishers with which we expect to build similar content-supplying relationships.

Cash Requirements

We estimate that based on our current business strategy, we will have operating cash requirements over the next twelve months of approximately $22,200,000. We estimate we will need approximately $11,500,000 to launch the Phantom Game Service and sell the first 10,000 units of the Phantom Game Receiver, as follows:

Operating expenses, including employee salaries and benefits,

office expenses, rent expense, legal

and accounting, financing fees, publicity, investor

relations, net of payables

$3,600,000

Marketing

3,100,000

Manufacturing of Inventory (Net of Revenues)

3,600,000

Capital Expenditures

  1,200,000

Total Cash Requirements

$11,500,000

After launch, we estimate that we will need approximately $10,700,000 to achieve cash flow break-even, as follows:

Operating expenses, including employee salaries and benefits,

office expenses, rent expense, legal

and accounting, financing fees, publicity, investor

relations, net of payables

$11,200,000

Marketing

17,100,000

Manufacturing of Inventory (Net of Revenues)

(18,100,000)

Capital Expenditures

  500,000

Total Cash Requirements

$10,700,000

Our estimate of operating expenses represents the expenditures we anticipate incurring in the operation of our business. Our estimated operating expenses for the next 16 months includes $7,600,000 of employee salaries and corresponding benefits.

We will seek to increase consumer demand for the Phantom Game Service through a number of significant marketing programs, ranging from traditional paid advertising to sponsorships and publicity. To that end, we have entered into a marketing agreement to assist with the marketing of and placement of sponsorships for the Phantom Game Service. We maintained a significant presence at the 2004 Electronic Entertainment Expo (E3), which was held May 12-14, 2004, at the Los Angeles Convention Center. This event is the preeminent annual sales conference for the video game industry, and we showcased the Phantom Game Receiver and Phantom Game Service during this event. We estimate that our marketing plan will require approximately $20,200,000 over the next 16 months, dedicated to the following activities:

Marketing, Promotions & Channel

$8,900,000

Advertising

6,900,000

Printing, Reproduction and Website

    3,300,000

Trade Shows

    1,100,000

Total

$20,200,000

Our current strategic plan does not indicate a need for material capital expenditures in the conduct of marketing or distribution activities. Advertising costs are expensed either in the periods in which those costs are incurred or the first time the advertising takes place. We currently employ 6 full-time individuals for marketing, distribution and content acquisition.

Sources of Capital

As of September 30, 2004, we had cash on hand of $20,991, which represents the remaining proceeds from the sale of common stock during 2004 for aggregate proceeds of $3,589,987 and from bridge financing transactions completed during 2004 in an aggregate amount of $8,192,260.

We have retained SG Capital to assist us in raising capital and we are currently in negotiations with a number of parties to raise capital. If we are unsuccessful in raising capital or we do not launch the Phantom Game Service when currently planned, we will need to curtail our proposed spending.

We intend to pursue negotiations with our bridge lenders to convert their notes to equity in order to reduce our debt service expense.

ITEM 3. Controls and Procedures

Based on their evaluation at September 30, 2004, our principal executive officer and principal financial officer, with the participation and assistance of our management, concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, were effective in design and operation. There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On April 7, 2004, the Company borrowed $500,000 under a 15% promissory note which is payable on December 15, 2004. As additional consideration, the Company issued 200,000 shares of our restricted common stock valued at $1.42 per share. These transactions were exempt from section 4(2) of the Securities Act.

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

On May 19, 2004, the Company borrowed $1,167,260 under a 15% secured convertible debenture for a maximum term of one year valued at $1.47 per share for financial reporting purposes. As additional consideration, the Company issued 1,645,850 shares of our restricted common stock. These transactions were exempt from registration under section 4(2) of the Securities Act because they did not involve any public offering.

On May 24, the Company issued 279,260 shares of common stock for services with a fair value of $446,816 valued at $1.60 per share for financial reporting purposes. These transactions were exempt from registration under Section 4(2) of the Securities Act because they did not involve any public offering.

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

On June 4, 2004, the Company borrowed $825,000 under a 15% secured convertible promissory note, which was payable no later than June 3, 2005. As additional consideration, the Company issued 511,000 shares of our restricted common stock valued at $1.475 per share. We subsequently issued 74,999 shares valued at $1.475 per share as a penalty for our failure to profile a timely registration statement under the terms of our agreement. These transactions were exempt from registration under section 4(2) of the Securities Act because they did not involve any public offering.

On June 4, 2004, the Company issued 20,000 shares of our restricted common stock valued at $1.42 per share, in settlement of litigation. This transaction was exempt from registration under section 4(2) of the Securities Act because it did not involve any public offering.

On June 18, 2004, the Company issued 440,000 shares of our restricted common stock valued at $0.92 per share in settlement of litigation. This transaction was exempt from registration under section 4(2) of the Securities Act because it did not involve any public offering.

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

On July 28, 2004, the Company borrowed $500,000 under a 15% promissory note which is payable on July 28, 2005 and was guaranteed by a Director. As consideration for the Director’s personal guaranty of note, the Company issued the Director 800,000 shares of common stock having a fair value of $832,000 ($1.04 per share). This transaction was exempt from registration under section 4(2) of the Securities Act because it did not involve any public offering.

During August 2004, the Company issued 1,000,000 shares to consultants for real estate service with a fair value of $1,130,000 ($1.13 per share). This transaction was exempt from registration under section 4(2) of the Securities Act because it did not involve any public offering.

During August 2004, the Company issued 21,460 shares to a consultant for services with a fair value of $13,734 ($0.64 per share). This transaction was exempt from registration under section 4(2) of the Securities Act because it did not involve any public offering.

During August, 2004, the Company issued 200,000 shares to a consultant for financial services with a fair value of $122,000 ($0.61 per share). This transaction was exempt from registration under section 4(2) of the Securities Act because it did not involve any public offering.

During August 2004, the Company issued 36,000 shares to a consultant for engineering services with a fair value of $21,420 ($0.60 per share). This transaction was exempt from registration under section 4(2) of the Securities Act because it did not involve any public offering.

During 2004, the Company issued 1,933,224 shares to consultants for various consulting services ($0.60 per share). This transaction was exempt from registration under section 4(2) of the Securities Act because it did not involve any public offering.

On August 26, 2004, the Company issued 100,000 shares of common stock for $200,000 ($2.00 per share). This transaction was exempt from registration under section 4(2) of the Securities Act because it did not involve any public offering.

On September 30, 2004, the Company issued 300,000 to employees with a fair value of $99,000 ($0.33 per share). This transaction was exempt from registration under section 4(2) of the Securities Act because it did not involve any public offering.

During 2004, the Company issued 1,900,400 shares of common stock for $475,000 ($0.25 per share). In connection with this transaction, the Company issued 2,022,900 warrants to purchase common stock exercisable at a price of $0.25. This transaction was exempt from registration under Section 4(2) of the Securities Act because it did not involve a public offering.

On October 8, 2004, the Company issued 40,000 for to an employee with a fair value of $20,000 ($0.50 per share). This transaction was exempt from registration under Section 4(2) of the Securities Act because it did not involve a public offering.

On October 18, 2004, the Company issued 100,000 to an employee with a fair value of $38,000 ($0.38 per share). This transaction was exempt from registration under Section 4(2) of the Securities Act because it did not involve a public offering.

On October 21, 2004, the Company issued 50,000 for financial services with a fair value of $15,500 ($0.31 per share). This transaction was exempt from registration under Section 4(2) of the Securities Act because it did not involve a public offering.

On October 21, 2004, the Company issued 800,000 for marketing services with a fair value of $232,000 ($0.29 per share). This transaction was exempt from registration under Section 4(2) of the Securities Act because it did not involve a public offering.

During 2004, the Company issued 300,000 shares of stock to its CEO for services with a fair value of $115,500 ($0.385 per share). The company also issued 200,000 shares of stock to its President for services with a fair value of $77,000 ($0.385 per share).

During 2004, the Company issued 1,748,264 shares to contractors for services with a fair value of $605,242 ($0.3462 per share).

During 2004, the Company issued 2,162,102 shares to employees for services with a fair value of $832,409 ($0.385 per share).

On October 20, 2004, the Company issued 500,000 shares of common stock with a fair value of $185,000 as additional consideration for a note payable. The fair value of the stock was allocated from the total proceeds received on the note payable and the resulting discount on the note payable will be amortized over the life of the note ($0.37 per share). This transaction was exempt from registration under Section 4(2) of the Securities Act because it did not involve a public offering.

On October 27 2004, the Company issued 500,000 shares of common stock with a fair value of $145,000 as additional consideration for a note payable. The fair value of the stock was allocated from the total proceeds received on the note payable and the resulting discount on the note payable will be amortized over the life of the note ($0.29 per share). This transaction was exempt from registration under Section 4(2) of the Securities Act because it did not involve a public offering.

Item 3.

Defaults upon Senior Securities:

None.

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

None.

Item 6.

Exhibits and Reports on Form 8-K:

(a) Exhibits:

Exhibit No.	Exhibit Description	Location
2-1

Agreement and Plan of Merger dated as of Filed herewith December 24, 2003 by and among Global Business Resources, Inc., Global Infinium Merger Sub, Inc., Infinium Labs Corporation and Peter J. Goldstein

Incorporated by Reference to Exhibit 2-1 to Form 8-K filed with the SEC on January 20, 2004
3-1	Certificate of Incorporation	Incorporated by Reference to Exhibit 3-0 to Form SB-2 (Registration No. 333-67990) filed with the SEC on August 20, 2001
3-2	Certificate of Amendment of Certificate of Incorporation	Incorporated by reference to Exhibit 3-2 to the Company’s Form 10-KSB for the year ended December 31, 2003 (the “Form 10-KSB”)
3-3	Certificate of Amendment of Certificate of Incorporation	Incorporated by reference to Exhibit 3-4 to the Form 10-KSB
3-4	By-laws	Incorporated by reference to Exhibit 3-4 to the Form 10-KSB
4-1	Stock Purchase Agreement dated as of January 22, 2004 between Infinium Labs, Inc. and SBI Brightline VI, LLC	Incorporated by reference to Exhibit 4-1 to Form 8-K filed with the SEC on January 26, 2004
4-2	Stock Purchase Agreement dated as of January 22, 2004 between Infinium Labs, Inc. and Infinium Investment Partners, LLC	Incorporated by reference to Exhibit 4-2 to Form 8-K filed with the SEC on January 26, 2004
4-3	Form of Subscription Agreement between Infinium Labs, Inc. and certain stockholders of Infinium Labs, Inc.	Incorporated by reference to Exhibit 4-3 to the Form 10-KSB
10-1	12% Secured Subordinated Debenture between the Company and Contare Ventures, LLC, dated February 23, 2004	Incorporated by reference to Exhibit 10-1 to the Form 10-QSB filed with the SEC on August 23, 2004
10-2	12% Secured Subordinated Debenture between the Company and Gary Kurfirst, dated February 23, 2004	Incorporated by reference to Exhibit 10-2 to the Form 10-QSB filed with the SEC on August 23, 2004
10-3	15% Secured Debenture between the Company and James Beshara, dated February 12, 2004	Incorporated by reference to Exhibit 10-3 to the Form 10-QSB filed with the SEC on August 23, 2004
10-4	15% Secured Debenture between the Company and Ronald Westman, dated April 7, 2004	Incorporated by reference to Exhibit 10-4 to the Form 10-QSB filed with the SEC on August 23, 2004
10-5	15% Secured Subordinated Debenture between the Company and James Beshara, dated May 7, 2004	Incorporated by reference to Exhibit 10-5 to the Form 10-QSB filed with the SEC on August 23, 2004
10-6	15% Secured Debenture between the Company and Ronald Westman, dated May 7, 2004	Incorporated by reference to Exhibit 10-6 to the Form 10-QSB filed with the SEC on August 23, 2004
10-7	Pledge Agreement between Robert F. Shambro in favor of Phoenix Capital Opportunity Fund, dated May 12, 2004	Incorporated by reference to Exhibit 10-7 to the Form 10-QSB filed with the SEC on August 23, 2004
10-8	Promissory Note between the Company and Sharon M. Beshara, dated May 18, 2004	Incorporated by reference to Exhibit 10-8 to the Form 10-QSB filed with the SEC on August 23, 2004
10-9	15% Secured Subordinated Debenture between the Company and SBI USA, LLC, dated May 28, 2004	Incorporated by reference to Exhibit 10-9 to the Form 10-QSB filed with the SEC on August 23, 2004
10-10	Commercial Promissory Note between the Company and Video Associates, LLC, dated June 2004	Incorporated by reference to Exhibit 10-10 to the Form 10-QSB filed with the SEC on August 23, 2004
10-11	Amended and restored convertible secured promissory note dated, June 16, 2004, between the Company and Phantom Investors, LLC	Incorporated by reference to Exhibit 10-11 to the Form 10-QSB filed with the SEC on August 23, 2004
10-12	Note between the Company and Digital Interactive Streams, Inc., dated August 3, 2004	Incorporated by reference to Exhibit 10-12 to the Form 10-QSB filed with the SEC on August 23, 2004
10-13	Employee Stock Ownership	Incorporated by reference to Exhibit 10-13 to the Form 10-QSB filed with the SEC on August 23, 2004
10-14	Promissory Note between the Company and Richard Angelotti, dated August, 2004	Incorporated by reference to Exhibit 10-13 to the Form 10-QSB filed with the SEC on August 23, 2004
10-15	10% Secured Promissory Note between the Company and Hazinu Ltd., dated October 20, 2004	Incorporated by reference to Exhibit 4-2 to Form 8-K filed with the SEC on October 29, 2004
10-16	10% Secured Promissory Note between the Company and JM Investors, LLC, Fenmore Holdings, LLC, Viscount Investments Limited and Congregation Mishkan Sholom, dated October 27, 2004	Incorporated by reference to Exhibit 4-6 to Form 8-K filed with the SEC on October 29, 2004
31-1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed herewith
32-1	Section 1350 Certification	Filed herewith

(b) Reports on Form 8-K:

Current Report on Form 8-K on January 20, 2004 regarding the change in control of the Company as a result of the Merger.

Current Report on Form 8-K on January 22, 2004 regarding Stock Purchase Agreement with each of SBI Brightline VI, LLC and Infinium Investment Partners, LLC.

Current Report on Form 8-K on March 22, 2004 and amended on November 9, 2004 amending Current Report on Form 8-K dated January 5, 2004, filed on January 20, 2004, to amend Item 7 to include the financial statements of the business acquired and the pro forma financial information required by Item 7 of Form 8-K.

Current Report on Form 8-K on September 24, 2004 regarding Company moving the launch of its Phantom Game Service to 2005.

Current Report on Form 8-K on October 28, 2004 and amended on October 29, 2004 regarding Bridge Loan Agreement with Hazinu Ltd. and the Bridge Loan Agreement with and JM Investors, LLC, Fenmore Holdings, LLC, Viscount Investments Limited and Congregation Mishkan Sholom

Current Report on Form 8-K on November 9, 2004 regarding changes in Company’s Certifying Accountant.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 22, 2004

INFINIUM LABS, INC.

/s/ Timothy M. Roberts

By:

Timothy M. Roberts, Chairman and Chief Executive Officer

and Acting Chief Financial Officer