Form 10KSB
period 2004-12-31
INFINIUM LABS INC
filed 2005-04-20
CIK 1145019

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-KSB
(Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
OR
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-24269

INFINIUM LABS, INC.
(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	65-1048794 (I.R.S. Employer Identification No.)
2033 Main Street, Suite 309, Sarasota, FL 34237 (Address of principal executive offices) (Zip Code)
941-556-8004 (Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock
(Title of each class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [  ] No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

State issuer’s revenues for its most recent fiscal year: $0

At April 12, 2005, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, was $30,108,984.67.

The number of shares outstanding of our Company’s common stock at April 12, 2005 was 151,829,349.

Transitional Small Business Disclosure Format (check one): [   ] Yes [ X ] No

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

THIS ANNUAL REPORT ON FORM 10-KSB, INCLUDING EXHIBITS THERETO, CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS ARE TYPICALLY IDENTIFIED BY THE WORDS "ANTICIPATES”, "BELIEVES”, "EXPECTS”, "INTENDS”, "FORECASTS”, "PLANS”, "FUTURE”, "STRATEGY”, OR WORDS OF SIMILAR MEANING. VARIOUS FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS, INCLUDING THOSE DESCRIBED IN "RISK FACTORS" IN THIS FORM 10-KSB. THE COMPANY ASSUMES NO OBLIGATIONS TO UPDATE THESE FORWARD-LOOKING STATEMENTS TO REFLECT ACTUAL RESULTS, CHANGES IN ASSUMPTIONS, OR CHANGES IN OTHER FACTORS, EXCEPT AS REQUIRED BY LAW.

PART I

As used in this annual report on Form 10-KSB, "we," "us," "our," "Infinium " and "our Company" refer to Infinium Labs, Inc. and our subsidiaries, unless the context otherwise requires.

ITEM 1.  DESCRIPTION OF BUSINESS

BUSINESS OF OUR COMPANY

General Overview

We are launching the Phantom Game Service, a broadband game delivery system designed for consumers to purchase and play games. The Phantom Game Service is a platform to deliver on-demand games, allowing consumers to search, preview and play a large selection of games online via a broadband Internet connection.

Since inception through December 31, 2004, we have incurred aggregate losses of $36,000,363. Our loss from operations for year ended December 31, 2004 was $33,131,286; our loss from operations for the two months ended December 31, 2003 was $598,948. In addition, we have an accumulated deficit as of $36,000,363 and we need approximately $22,000,000 to continue operations. Also, we do not have a firm launch date for our product.

In their report dated April 14, 2005, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in our financial statements for the year ended December 31, 2004. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations, a stockholders' deficit, and requirement for a significant amount of capital financing to proceed with our business plan.

Corporate History

Currently the Company's business activities are solely dedicated to the development of the Phantom Game Receiver and the Phantom Game Service. Infinium's Product Development engineering team has successfully completed and tested the advanced beta version of the Phantom Game Receiver and Phantom Game Service as demonstrated at the 2005 Consumer Electronics Show (CES). The Company has entered into content distribution agreements that include 4 of the top ten; game companies that represent collectively 1/3 of the PC games sales market according to PC Data's July report.  (see http://www.npd.com/). While we continue to define our retail distribution partners, the Company does not believe that securing proper retail distribution partners will be an issue.

The Company is currently seeking funding for the launch of the Phantom Game Service and manufacture of the Phantom Game Receiver. Management estimates that the Phantom Game Receiver and Phantom Game Service will be available for launch 120-150 after it has secured funding of the first $11.5 million.

The Phantom Game Receiver is a "family room" unit derived from existing PC (Personal Computer) technologies and designed to work seamlessly with the Phantom Game Service. The Phantom Game Receiver and Service provide integration of broadband receiver hardware, subscription-based service and streaming game delivery network, allowing consumers to try, purchase and play PC-based games from a catalog of new and classic titles from the comfort of their living room.

To access the Phantom Game Service, our customers will pay a monthly subscription fee. Subscribers will have access to a number of free games and will be able to purchase or demo games from a library of titles. Subscribers will have access to community features and will be able to learn about the latest games and to try new release titles. If subscribers purchase a game, they will have full access to the title for the life of their subscription, as well as access to any modifications, updates or additional content made available for the game.

The Phantom Game Receiver is a "family room" unit that is designed to fit in an entertainment center and be integrated into a family's home entertainment system. The Phantom Game Receiver connects to any standard television, as well as A/V receivers. The Phantom Game Receiver accesses the Phantom Game Service by connecting to a broadband Internet connection, such as a cable or DSL line or through existing home networks, including wireless home networks. The Phantom Game Receiver is equipped with a "lapboard," which consists of a keyboard and mouse, and can also be used with a console-style game controller. The Phantom Game Receiver features multiple controller ports to enable multi-player gaming and additional ports to provide flexibility for specialized peripherals.

The Phantom Game Receiver differs from current game consoles in a number of significant respects. First, it is built from components that are not proprietary and which are readily available. Its primary components consist of a central processing unit, high-end video processor, high-speed memory, computer motherboard and large hard disk drive. The Phantom Game Receiver also differs from PCs in that it is designed for game play, not to perform other functions such as data processing. This dedicated functionality enables the Phantom Game Receiver to preserve operating resources in order to provide game-play performance.

Additionally, the Phantom Game Receiver does not use external media to play games. The Phantom Game Receiver only plays content downloaded through the Phantom Game Service, The Phantom Game Receiver does not use disks, cartridges or other media that can be easily lost, damaged or copied. Instead, content is downloaded in real time to the internal hard drive of the Phantom Game Receiver to enable game play.

The primary technical characteristics of the receiver are expected to include:

* Display: Any TV
* HDTV Compatible
* Connectivity: Any broadband connection
* Processor: Advanced Micro Devices (AMD) Sempron family
* Graphics Processor: NVIDIA 3D graphics accelerator
* System Memory: 256 Megabyte
* Dolby digital 5.1 Channel Audio
* Operating System: Microsoft Windows XP Embedded
* Hard Disk Drive: 80GigaByte hard drive w/ intelligent cache management
* Accessories: Wireless Lapboard and game pad controllers to be sold separately
* Wide variety of input and output connectors
* Sophisticated security, digital rights management (DRM) and content encryption
* Transparent patches and upgrades
* Client updates add new features to the service
* Content management keeps games fresh and reliable

The Phantom Game Service will be delivered on a hardware and backend platform that makes it possible to securely deliver games directly to consumers over broadband Internet access networks. The Phantom Game Service will use hosted infrastructure for content servers, which will store games and other content and provide for e-commerce transactions. Games will be stored in a proprietary, compressed, encrypted store and distributed over a secure, encrypted connection from our servers.

INFINIUM OPPORTUNITIES

OVERVIEW

Our Phantom Game Service is designed to address the four principal deficiencies identified in the current video game distribution model in order to provide the following significant benefits to publishers, retailers and consumers:

WINDOWS-BASED PLATFORM

The Phantom Game Receiver enables consumers to receive games via the Phantom Game Service. The Phantom Game Receiver and Phantom Game Service are compatible with all PC games developed for the Windows operating system - literally thousands of PC games that have been developed over the years.

UNLIMITED SPACE FOR GAME SOFTWARE

The Phantom Game Service will be deliver games into customers' living rooms securely over broadband Internet access networks. Our content servers will store all of the games and provide for all e-commerce transactions. There is essentially no limit to the number of games that can be stored and made available to our customers, and as a result, we intend to offer a robust catalog of both new releases and previously released games.

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

CLOSED SYSTEM PREVENTS PIRACY

The Phantom Game Service is a "private" network that runs over any broadband Internet connection. The Phantom Game Service can be accessed only by subscribers though the Phantom Game Receiver. The Phantom Game Receiver is designed as a "closed box" with no removable media and employs a series of authentication protocols. The Phantom Game Service and the Phantom Game Receiver have been designed to ensure security in order to protect game content from piracy.

CONTENT STRATEGY

The Company has entered into content agreements with 11 PC game publishers and developers, representing over 500 titles for launch. The content distribution agreements include four of the top ten game companies that represent collectively 1/3 of the PC games market according to PC Data's July report.  (see http://www.npd.com/). The Company has not yet made payments to some of these publishers, and our failure to make payments could result in cancellation of these agreements. The Company currently owes these entities an aggregate of $885,000 and intends to pay the developers and publishers with the proceeds derived from additional bridge financing transaction and by issuing additional shares of equity. The Company communicates frequently with our content partners about our financing status.

We have signed agreements with the following content providers:

Atari
Chronic Logic
Codemasters
Eidos
Enlight Interactive
Framework Studios
Gamerblitz
Gameware
GarageGames.com
O-3 Entertainment
Riverdeep

These games will be available for purchase through the Phantom Game Service and publishers will receive a percentage of the revenue generated by the sales of these games. We believe that this arrangement represents an extremely attractive proposition for game publishers because no additional work is required of the Publishers to distribute a game developed for PCs to our subscriber base via the Phantom Game Service. With no extra engineering effort or assumed costs, publishers can access a new distribution channel for past, current and future PC games and receive incremental revenues from existing investments.

Because the Phantom Game Service does not have the shelf space restrictions faced by traditional software retailers, we expect to offer a much broader range of games than that offered in a traditional retail environment, including a large cross-section of games for families and games for children. Unlike traditional video game consoles, the Phantom Game Receiver does not require "exclusive" or platform-specific content in order to operate.

To date, we have been successful in securing front-line, high-profile game release in our content agreements with game publishers.

The company has negotiated terms with over 20 publishers or developers of video game content. These publishers and developers are listed below with the status and salient terms of the agreements. Many of the publishers and developers have given consent to be included in the Company’s content announcement even though final agreements were not signed.

Our standard program includes a definition of Net which is the actuals of credit card processing fees, refunds, rebates, returns, allowances and adjustments, taxes, duties or other governmental charges on production, sales, transportation, delivery, importation or use and bad debit.

1)  Garage Games - includes

2)  21-6 Productions

3)  Brave Tree

4)  Max Gaming Technologies.
Status: Signed Contract
Term: Multi-Year
Revenue Share on Game Titles Purchased
Minimum Royalty: N/A
Advance: None
Definition of Net: Standard Program

5)  Atari
Status: Signed Contract
Term: Multi Year
Revenue Share on Game Titles Purchased
Minimum Royalty: Yes - Varies by Game
Advance: Yes
Definition of Net: Royalty on Gross Billing

6)  Chronic Logic
Status: Signed Contract
Term: Multi Year
Revenue Share on Game Titles Purchased
Minimum Royalty: No
Advance: No
Definition of Net: Standard Program

7)  Codemasters
Status: Signed Contract
Term: 1 Year w/ Auto Renewal
Revenue Share on Game Titles Purchased
Minimum Royalty: Yes- varies by game
Advance: Yes
Definition of Net: Standard Program + withholding taxes

8)  Dreamcatcher Interactive
Status: Terms finalized but agreement is not signed; approval to list in press release
Term: 1 Year w/1 year auto renewal
Revenue Share on Game Titles Purchased
Minimum Royalty: No
Advance: Yes
Definition of Net: Standard Program

9)  eGames.com
Status: In Negotiations; approval to list in Press Release
Term:
Revenue Share:
Minimum Royalty:
Advance:
Definition of Net:

10)  Eidos
Status: Signed Contract
Term: 1 year
Revenue Share on Game Titles Purchased
Minimum Royalty: No
Advance: Yes
Definition of Net: Standard Program

11)  Enlight Interactive
Status: Signed Contract
Term: Multi Year
Revenue Share on Game Titles Purchased
Minimum Royalty: No
Advance: Yes
Definition of Net: Standard Program

12)  Framework Studios
Status: Signed Contract
Term: Multi Year
Revenue Share on Game Titles Purchased
Minimum Royalty: No
Advance: No
Definition of Net: Standard Program

13)  GamerBlitz
Status: Signed Contract
Term: 1 Year w/ Auto Renewal
Revenue Share on Game Titles Purchased
Minimum Royalty: No
Advance: No
Definition of Net: Standard Program

14)  Gameware Development
Status: Signed Contract
Term: Multi Year
Revenue Share on Game Titles Purchased
Minimum Royalty: No
Advance: No
Definition of Net: Standard Program

15)  Global Software Publishing
Status: Terms finalized but not Signed; approval to include in press release
Term: Multi Year
Revenue Share on Game Titles Purchased
Minimum Royalty: No
Advance: No
Definition of Net: Standard Program

16)  Interplay
Status: In Final Negotiations; approval to include in press release
Term:
Revenue Share:
Minimum Royalty:
Advance:
Definition of Net:

17)  Kuju Interactive
Status: Final but not signed
Term: Multi Year
Revenue Share on Game Titles Purchased
Minimum Royalty: No
Advance: No
Definition of Net:  Standard Program

18)  Kuma Reality Games
Status: Negotiating; approval to include in press release
Term:
Revenue Share
            Front Line Titles:
            Catalog Titles:
            Digital Distribution Only Titles:
Minimum Royalty:
Advance:
Definition of Net:

19)  Legacy Interactive
Status: Negotiating; approval to include in press release
Term:
Minimum Royalty:
Advance:
Definition of Net:

20)  O-3 Entertainment
Status: Signed
Term: Multi Year
Revenue Share on Game Titles Purchased
Minimum Royalty: No
Advance: No
Definition of Net: Standard Program

21)  Riverdeep
Status: Signed
Term: 18 Months
Revenue Share on Game Titles Purchased
Minimum Royalty: Yes- varies by game
Advance: Yes
Definition of Net: Standard Program

22)  Skunk Studios
Status: Negotiating; approval to include in press release
Term:
Revenue Share
Minimum Royalty:
Advance:

23)  Vivendi Universal Games
Status: Signed Contract
Term: Multi Year
Revenue Share on Game Titles Purchased
Minimum Royalty: No
Advance: Yes

The Company currently has outstanding balances in the sum of $885,000 owed to publishers and developers. These content providers include Riverdeep, Codemasters, Atari, Inc., Enlight Interactive, Vivendi Universal and Eidos. Due to the outstanding balances, these content providers may elect to terminate their agreements with the Company and not provide content now or in the future. This would add risk to the success of the Phantom Game Service and to viability of the Company.

The Company believes that based on Ms. Schoback’s resignation and the outstanding balances due to the above noted content suppliers, there is additional risk in securing the content needed to fully populate the service. However it should be noted that due to the fact that the Company only requires the Gold Master version of each PC-based game, there is no new production on the part of publishers and developers of game content and any revenues are purely incremental. This is to say that no content provider has expended significant financial resources against producing product for the Phantom Game Service and while the Company may have less than ideal relations with the content community at this time, the viability of repairing any damaged relationship is feasible and no out of pocket financial risk on the part of publishers or developers is at stake.

DISTRIBUTION STRATEGY

We intend to market and sell the Phantom Game Service, the Phantom Game Receiver and related accessories primarily through retail channels.

Our retail partner program is designed to generate new recurring revenue streams for retailers from the sale of the Phantom Game Service. Retailers will receive a percentage of the subscription revenue and games purchased over the life of the subscription in addition to their profit margin from sales of the Phantom Game Receiver. In today’s model there is no commitment from the consumer to return to the same retailer for additional purchases nor is there a monthly service fee for the retailer to share revenue from. Under our model the original selling retailer will receive a recurring revenue stream in two forms from each consumer they sell to 1) they will receive a percentage of the monthly service fee and 2) they will receive a percentage of each additional titles purchased through the receiver. We are in the process of entering into distribution agreements with prominent retail partners in order to provide the Phantom Game Service with nationwide retail coverage.

We have contracted with Pinnacle Marketing Group and Summit Sales to assist Infinium Labs with securing retail channel distribution for the Phantom Game Service. Pinnacle Marketing Group is based in Minneapolis where Target and Best Buy corporate reside. Summit Sales is based in Richmond Virginia were Circuit City corporate is located. By working with these two firms we are able to provide local support to our potential retail partners. The fees associated with this agreement are 3% retail price of the Phantom Receiver

We are negotiating terms with retail partners. We have presented term sheets to Electronic Boutique and expect to finalize the contract within the next 90 days. We have presented terms to Best Buy, Circuit City and Target. We expect to contract one of the three within 120 days. All contracts include 10% - 20% gross margin on the Phantom Receiver, 10% - 40% on Phantom accessories, 10% revenue share on the monthly subscription and approximately 10% on Phantom game purchases.

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

PC GAME SERVICES

The past several years have seen the introduction of on-demand gaming services on the PC. These services include Yahoo! Games, Comcast Games on Demand and RealNetworks' RealArcade, as well as other services from or enabled by such companies as Exent Technologies, Trymedia Systems and Stream Theory. We believe that these services complement our offering and legitimize the category of games-on-demand, but are restricted by the limitations of the PC as an entertainment platform, by concerns over PC-based piracy and by reluctance on the part of game publisher to distribute their newest games online due to perceived channel conflicts with traditional retail.

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

We are pursuing federal registration of our trademarks and service marks in the United States with the U.S. Patent and Trademark Office. We have applied for registration of the marks INFINIUM LABS, INFINIUM LABS (with Infinity Design), PHANTOM, PHANTOM (with Helmet Design), the Phantom Helmet Design No. 1, the
Phantom Helmet Design No. 2, BLACK KNIGHT, BLACKNIGHT, VIRTUAL PRIVATE GAME NETWORK, VPGN, PAY PER PLAY, BUILT BY GAMERS FOR GAMERS and ANY GAME, ANY TIME. The trademark and service mark applications were filed for use in connection with either or both "interactive computer game consoles" in International Class 9, and/or "entertainment services, namely, providing interactive computer gaming network that allows end-users to demo, rent, purchase and play computer games" in International Class 41.

Infinium Labs has filed the following patents:

Patent Title	Number	Filed	Expires

Video Game Platform and User Interface	60/569,187	5/7/04	5/7/05
The Method for Automatic Patching of a Sparsely Streamed Application	10/953,313	9/29/04	9/29/24
Method and Apparatus for Backlighting of a Keyboard for Use with a Game Device	10/910,510	8/2/04	8/2/24

US Patents are pending.  60/569,187 is a provisional patent filing that will be supplemented with multiple utility and design patent filings in April 2005 i.e.

Patent Title	Status	Filed

Modified Keyboard and Systems Containing Keyboard	Final edits	unfiled
Multi-Mode Pointing Device	Final edits	unfiled
System for Securely Booting a Computer Device	Final edits	unfiled
Multiposition Multilevel User Interface System	Final edits	unfiled
Design Patent - Receiver	Draft	unfiled
Design Patent - Lapboard	Draft	unfiled
Design Patent - Mouse	Draft	unfiled

Although we do not believe that our trademarks or service marks infringe the rights of third parties, third parties have in the past asserted, and may in the future assert, trademark infringement claims against us which may result in costly litigation or which require us to either settle or obtain a license to use third-party intellectual property rights.

Number of Total Employees and Number of Full-time Employees

At December 31, 2004, we had 40 full-time employees, three of whom are in marketing, 22 of whom are in research and development and 15 of whom are administrative and executive personnel. There is no collective bargaining agreement in place.

RISK FACTORS

RISKS RELATED TO OUR BUSINESS AND COMPANY

The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements in this annual report. The risks described below are not the only ones facing our Company. Additional risks not presently known to us may also impair our business operations.

WE REQUIRE ADDITIONAL FINANCING IN ORDER TO CONTINUE IN BUSINESS AS A GOING CONCERN, THE AVAILABILITY OF WHICH IS UNCERTAIN. WE MAY BE FORCED BY BUSINESS AND ECONOMIC CONDITIONS TO ACCEPT FINANCING TERMS WHICH WILL REQUIRE US TO ISSUE OUR SECURITIES AT A DISCOUNT, WHICH COULD RESULT IN FURTHER DILUTION TO OUR EXISTING STOCKHOLDERS.

As discussed under the heading, "Management's Discussion and Analysis - Liquidity and Capital Resources," we require additional financing to fund our operations. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. In addition, any additional equity financing may involve substantial dilution to our stockholders. If we fail to raise sufficient financing to meet our immediate cash needs, we will be forced to scale down or perhaps even cease the operation of our business, which may result in the loss of some or all of your investment in our common stock.

In addition, in seeking debt or equity private placement financing, we may be forced by business and economic conditions to accept terms which will require us to issue our securities at a discount from the prevailing market price or face amount, which could result in further dilution to our existing stockholders.

WE HAVE A HISTORY OF OPERATING LOSSES AND FLUCTUATING OPERATING RESULTS, WHICH RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY CAUSE US TO GO UT OF BUSINESS.

Since inception through December 31, 2004, we have incurred aggregate losses of $36,000,363. Our loss from operations for the fiscal year ended December 31, 2004 was $33,131,286 .There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers' orders, the demand for our products, and the level of competition and general economic conditions.

Although we are confident that revenues will increase, we also expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our products gain market acceptance sufficient to generate a commercially viable and sustainable level of sales, and/or additional products are developed and commercially released and sales of such products made so that we are operating in a profitable manner.

WE WILL REQUIRE ADDITIONAL FUNDING TO LAUNCH OUR PHANTOM GAME SERVICE AND IF WE ARE UNSUCCESSFUL IN OBTAINING ADDITIONAL FUNDING, WE WILL BE UNABLE TO EXECUTE OUR BUSINESS PLAN AND GO OUT OF BUSINESS.

We will need to obtain additional funding in order to:

•	fund the final phases of product development and launch of our Phantom Game Service;
•	finance additional growth and working capital requirement;
•	respond to competitive pressures; and
•	respond to other opportunities or challenges as they arise.

We expect that additional equity financing will result in substantial dilution of our stockholders. Debt financing will result in higher interest expense. The amount of any such debt cannot be predicted at this time, nor can our ability to obtain or service such debt be predicted. Moreover, there is no assurance that future equity or debt financing will be available on terms acceptable to us. Failure to obtain additional financing could cause us to go out of business.

BECAUSE WE HAVE A LIMITED OPERATING HISTORY, WE ARE UNABLE TO ACCURATELY FORECAST OUR REVENUES, AND A SHORTFALL IN REVENUES COULD CAUSE A MATERIAL ADVERSE EFFECT IN OUR BUSINESS, RESULTS OF OPERATIONS, AND FINANCIAL CONDITION.

We currently intend to increase our operating expenses substantially in order to, among other things:

•	expand our current operating expenses;
•	fund sales and marketing activities;
•	manufacture inventory; and
•	incur capital expenditures.

See "PLAN OF OPERATION - Cash Requirements." Our expense levels are based, in part, on our expectations with regard to potential future revenues, and to a large extent such expenses will be fixed, particularly in the short term. To the extent we are not successful in generating such revenues, we may be unable to appropriately adjust spending in a timely manner to compensate for any unexpected revenue shortfall or will have to reduce our operating expenses, causing us to forego potential revenue-generating activities, either of which could cause us to go out of business. In addition, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing or marketing decisions that may adversely affect our revenues. Retail sales revenue is also subject to seasonal fluctuations. These factors add to the difficulty in accurately forecasting revenue.

BECAUSE WE HAVE A LIMITED OPERATING HISTORY AND THE VIDEO GAME INDUSTRY IS RAPIDLY CHANGING, WE ARE UNABLE TO ACCURATELY FORECAST OUR ACTUAL COSTS OF OPERATIONS, AND INCREASED COSTS OF OPERATIONS COULD CAUSE US TO GO OUT FO BUSINESS.

Because we have a limited operating history and because the video game and online gaming markets are characterized by rapidly changing technologies, evolving industry standards, frequent new product and service introductions, and changing customer demands, our costs may change dramatically over time. For example, in the event that the cost to manufacture the Phantom Game Receiver is higher than projected or our manufacturing costs increase dramatically, we may not be able to generate profit, which may cause us to go out of business. As a further example, in the event that the cost to host and download games on our Phantom Game Service is higher than projected or in the event that those costs increase dramatically over time, we may not be able to generate profit, which may cause us to go out of business.

IF WE ARE NOT ABLE TO OBTAIN DESIRABLE GAME CONTENT, OUR PHANTOM GAME SERVICE WILL NOT BE ATTRACTIVE TO CONSUMERS.

We must obtain access to desirable games to make our Phantom Game Service and Phantom Game Receiver attractive to consumers. We may not be able to obtain adequate desirable games for our Phantom Game Service due to a number of factors, including existing relationships or contracts between game developers and the dominant video game manufacturers, our limited operating history and our limited financial resources. There are some desirable games that are available only on proprietary platforms and to which we will likely never gain access. Even if we are able to obtain desirable game titles, we may not be able to gain access to them when they are first released. If our competitors have access to the most desirable games before we obtain such access, it will be more difficult for us to attract customers to our Phantom Game Service.

The Company currently has outstanding balances in the sum of $885,000 owed to publishers and developers. These content providers include Riverdeep, Codemasters, Atari, Inc., Enlight Interactive, Vivendi Universal and Eidos. Due to the outstanding balances, these content providers may elect to terminate their agreements with the Company and not provide content now or in the future. This would add risk to the success of the Phantom Game Service and to viability of the Company.

WE WILL DEPEND ON A LIMITED NUMBER OF THIRD PARTIES TO MANUFACTURE, DISTRIBUTE, AND SUPPLY CRITICAL COMPONENTS AND SERVICES FOR THE PHANTOM GAME RECEIVER AND OUR PHANTOM GAME SERVICE. WE MAY BE UNABLE TO OPERATE OUR BUSINESS IF THESE PARTIES DO NOT PERFORM THEIR OBLIGATIONS.

Our Phantom Game Service will be enabled through the use of the Phantom Game Receiver, which we expect will be manufactured by a third-party contract manufacturer. We expect to rely on sole suppliers for a number of key components for the Phantom Game Receiver and Phantom Game Service. We will not control the time and resources that these third parties devote to our business. We cannot be certain that these parties will perform their obligations as expected or that any revenue, cost savings, or other benefits will be derived from the efforts of these parties. If any of these parties breaches or terminates its agreement with us or otherwise fails to perform their obligations in a timely manner, we may be delayed or prevented from commercializing our Phantom Game Service. Because our relationships with these parties are expected to be non-exclusive, they may also support products and services that compete directly with us, or offer similar or greater support to our competitors. Any of these events could require us to undertake unforeseen additional responsibilities or devote additional resources to commercialize our Phantom Game Service. This outcome would harm our ability to compete effectively and achieve increased market acceptance and brand recognition.

If our manufacturing relationships are not successful, we may be unable to satisfy demand for our Phantom Game Service and the Phantom Game Receiver. The ability of our manufacturers to reach sufficient production volume of the Phantom Game Receiver to satisfy anticipated demand is subject to delays and unforeseen problems such as defects, shortages of critical components and cost overruns.

Moreover, our manufacturers will require substantial lead times to produce anticipated quantities of the Phantom Game Receiver. Delays, product shortages and other problems could impair our retail distribution and brand image and make it difficult for us to attract customers. In addition, the loss of a manufacturer would require us to identify and contract with alternative sources of manufacturing, which we may be unable to do and which could prove time-consuming and expensive.

WE HAVE LIMITED EXPERIENCE IN OVERSEEING MANUFACTURING PROCESSES AND MANAGING INVENTORY AND FAILURE TO DO SO EFFECTIVELY MAY RESULT IN SUPPLY IMBALANCES OR PRODUCT RECALLS.

We intend to contract the production of the Phantom Game Receiver to a third-party manufacturer. We expect to sell these units to retailers and distributors. As part of this effort, we expect to maintain some finished goods inventory of the units throughout the year. Overseeing manufacturing processes and managing inventory are outside of our core business and our experience in these areas is limited. If we fail to effectively oversee the manufacturing process and manage inventory, we may suffer from insufficient inventory to meet consumer demand or excess inventory. Ineffective oversight of the manufacturing process could also result in product recalls.

WE EXPECT TO DEPEND ON RETAIL DISTRIBUTION TO SELL THE PHANTOM GAME RECEIVER AND SUBSCRIPTIONS TO THE PHANTOM GAME SERVICE AND IF RETAILERS ARE NOT SUCCESSFUL OR ARE UNWILLING TO SELL OUR PRODUCTS AND SERVICES, WE MAY BE UNABLE TO SELL TO CONSUMERS.

We plan to distribute the Phantom Game Receiver and sell subscriptions to our Phantom Game Service through traditional brick-and-mortar retailers. In the event that retailers are reluctant to sell our products and services or in the event that their proposed financial terms are unacceptable to us, we would be forced to seek alternative channels of distribution, potentially delaying the introduction of our Phantom Game Service or slowing the growth of our subscriber base, which may cause us to go out of business.

OUR PHANTOM GAME SERVICE AND PHANTOM GAME RECEIVER, WHILE COSTLY TO DEVELOP, MAY FAIL TO GAIN MARKET ACCEPTANCE. IF OUR PRODUCTS AND SERVICES DO NOT GAIN MARKET ACCEPTANCE, WE MAY BE UNABLE TO OPERATE OUR BUSINESS.

We plan to invest a significant amount of money and resources in the launch of our Phantom Game Service and Phantom Game Receiver. However, our Phantom Game Service and Phantom Game Receiver are unproven and may fail to gain market acceptance. Because the market for our Phantom Game Service and Phantom Game Receiver is new and evolving, it is difficult to predict the size of the market and its rate of growth, if any. We cannot assure you that the market for video game or online gaming entertainment services will continue to develop or be sustainable. If the market for the Phantom Game Service fails to develop, develops more slowly than expected or becomes more competitive than is currently expected, we may no be able to keep up and go out of business.

WE MAY BE UNABLE TO ANTICIPATE CHANGES IN CONSUMER DEMANDS, AND IF WE ARE UNABLE TO EFFECTIVELY MEET CONSUMER DEMAND, WE WILL NOT MAKE SALES AND GO OUT OF BUSINESS.

Our Phantom Game Service appeals primarily to children, teenagers and young adults, whose preferences cannot be predicted with certainty and are subject to rapid change. Our success will depend on our ability to identify gaming and entertainment trends as well as to anticipate, interpret, and react to changing consumer demands in a timely manner.

We cannot provide assurances that we will be able to continue to offer the types of games that appeal to our consumers, or that we will satisfy changing consumer demands in the future. If we misjudge the market for our Phantom Game Service, our sales may decline significantly, which may lead us to bankruptcy.

WE WILL FACE COMPETITION FROM A NUMBER OF SOURCES, WHICH MAY IMPAIR OUR REVENUES, INCREASE OUR CUSTOMER ACQUISITION COST, AND HINDER OUR ABILITY TO GENERATE NEW CUSTOMERS.

While we are not aware of any direct competitors to our Phantom Game Service, we will indirectly with a large number of hardware manufacturers, Internet sites, media companies, and other companies providing gaming and entertainment services. Our competitors include companies offering gaming and entertainment services either on a stand alone basis or integrated into other products and media properties; vertical markets where competitors may have advantages in expertise, brand recognition, and other factors; and manufacturers of personal computers or game consoles who may develop their own Internet portals to which they would direct their customers.

Our competitors generally have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than ours. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products or services to address the needs of our prospective customers. We cannot be certain that we will be able to successfully compete against current or future competitors. In order to compete effectively, we may need to expend significant internal engineering resources or acquire other technologies or companies to provide or enhance such capabilities. Any of these efforts will take resources we may not have, which may force us to go out of business.

WE DEPEND ON A NUMBER OF KEY PERSONNEL, AND THEIR LOSS MAY CAUSE US TO GO OUT OF BUSINESS.

Our success will depend upon our senior management and key sales and technical personnel, particularly Timothy M. Roberts, our Chairman and CEO, and Kevin Bachus, our President and COO. The loss of the services of one or more of these persons may cause us to go out of business. Our success also depends on our ability to attract and retain qualified technical, sales and marketing, customer support, financial and accounting, and managerial personnel. Competition for such personnel in the video game entertainment industry is intense, and we cannot be certain that we will be able to retain our key personnel or that we can attract, integrate or retain other highly qualified personnel in the future.

WE MAY BE UNABLE TO SUCCESSFULLY MANAGE RAPID GROWTH, AND THE FAILURE TO DO SO COULD HARM OUR BUSINESS.

We plan to dramatically increase the scope of our operations in both sales and marketing as well as technological development. We expect that we will need to expand and improve our financial and managerial controls, reporting procedures and systems. This rapid growth and expansion in operations will place a significant strain on our managerial, operational and financial resources. We expect the number of our employees to increase in the future. To successfully compete in the evolving gaming industry, we must implement financial and management controls; maintain our reporting systems and procedures; continue to scale our serving systems and upgrade their functional capabilities; and expand, train, retain and manage our work force. We cannot be certain that our systems, procedures or controls will be adequate to support our expanding operations, or that management will be able to respond effectively to such growth. Our future results of operations also depend on the expansion of our sales, marketing and customer support departments.

CONSUMERS WILL NEED A BROADBAND INTERNET CONNECTION TO ACCESS OUR PHANTOM GAME SERVICE, AND IF BROADBAND IS NOT WIDELY ADOPTED BY CONSUMERS, THE POTENTIAL MARKET FOR OUR PRODUCTS AND SERVICES COULD BE LIMITED.

Our anticipated revenues and profits from our Phantom Game Service are dependent upon the widespread acceptance and use of broadband Internet access. Rapid growth in the use of broadband Internet is a recent phenomenon and there can be no assurance that this growth will continue, or that a sufficiently broad base of consumers will adopt broadband as a method of accessing the Internet. For us to be successful, consumers must accept and use broadband as a method of accessing the Internet.

OUR CUSTOMERS WILL ACCESS OUR PHANTOM GAME SERVICE THROUGH A BROADBAND INTERNET CONNECTION, AND IF THEY CANNOT RELIABLY ACCESS THE INTERNET, THEY MAY CANCEL THEIR SUBSCRIPTIONS TO OUR PHANTOM GAME SERVICE, REDUCING OUR REVENUES.

Our success will depend, in large part, upon the maintenance of the Internet infrastructure, such as a reliable network backbone with the necessary speed, data capacity and security, and timely development of enabling products such as high speed modems, for providing reliable Internet access and services and improved content. The Internet infrastructure may not continue to effectively support the demands placed on it as the Internet continues to experience increased numbers of users, frequency of use or increased bandwidth requirements of users. Even if the necessary infrastructure or technologies are developed, we may have to spend considerable amounts to adapt our solutions accordingly. Furthermore, the Internet has experienced a variety of outages and other delays due to damage to portions of its infrastructure. Such outages and delays could negatively impact our customers' use of the Phantom Game Service and could lead to cancellation of subscriptions, which would reduce our revenues.

WE ARE SUBJECT TO U.S. AND FOREIGN GOVERNMENT REGULATION OF THE INTERNET, AND COMPLYING WITH THESE REGULATIONS COULD IMPOSE SIGNIFICANT COSTS.

Our subscribers will require a broadband connection to the Internet in order to access our Phantom Game Service. Existing laws and regulations applicable to the Internet relate to issues such as user privacy, defamation, pricing, advertising, taxation, gambling, sweepstakes, promotions, financial market regulation, content regulation, quality of products and services and intellectual property ownership and infringement. In addition, we will also be subject to new laws and regulations directly applicable to our activities. Any existing or new legislation applicable to us could expose us to substantial liability, including significant expenses necessary to comply with such laws and regulations, and dampen the growth in use of the Internet.

Several federal laws could have an impact on our business. The Digital Millennium Copyright Act is intended to reduce the liability of online service providers for listing or linking to third-party Websites that include materials that infringe copyrights or other rights of others. The Children's Online Protection Act and the Children's Online Privacy Protection Act are intended to restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors. In addition, the Protection of Children from Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances. Such legislation may impose significant additional costs on our business or subject us to additional liabilities.

Due to the global nature of the Internet, it is possible that the governments of other states and foreign countries might attempt to regulate Internet transmissions or prosecute us for violations of their laws. We might unintentionally violate such laws, such laws may be modified and new laws may be enacted in the future. Any such developments (or developments stemming from enactment or modification of other laws) could have a material adverse effect on our business, operating results and financial condition.

OUR SUCCESS WILL DEPEND ON OUR ABILITY TO SECURE AND PROTECT PATENTS, TRADEMARKS AND OTHER PROPRIETARY RIGHTS.

Our success and ability to compete will be substantially dependent on our internally developed technologies and trademarks, which we plan to protect through a combination of patent, copyright, trade secret and trademark law. Our patent applications or trademark applications may not be approved. Even if they are approved, such patents or trademarks may be successfully challenged by others or invalidated. If our trademark registrations are not approved because third parties own such trademarks, our use of such trademarks will be restricted unless we enter into arrangements with such third parties that may be unavailable on commercially reasonable terms.

We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally control access to and distribution of our technologies, documentation and other proprietary information. Despite our efforts to protect our proprietary rights from unauthorized use or disclosure, parties may attempt to disclose, obtain or use our solutions or technologies. The steps we have taken may not prevent misappropriation of our solutions or technologies, particularly in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States.

We may license in the future elements of our trademarks, trade dress and similar proprietary rights to third parties. While we attempt to ensure that the quality of our brand is maintained by these business partners, such partners may take actions that could materially and adversely affect the value of our proprietary rights or our reputation. Our proprietary rights may not be viable or of value in the future since the validity, enforceability and scope of protection of certain proprietary rights in Internet-related industries is uncertain and still evolving.

RISKS ASSOCIATED WITH AN INVESTMENT IN OUR COMMON STOCK

THE "PENNY STOCK RULE" COULD MAKE IT CUMBERSOME FOR BROKERS AND DEALERS TO TRADE IN OUR COMMON STOCK, MAKING THE MARKET FOR OUR COMMON STOCK LESS LIQUID WHICH COULD CAUSE THE PRICE OF OUR STOCK TO DECLINE.

Trading of our common stock on the OTC Bulletin Board may be subject to certain provisions of the Securities Exchange Act of 1934, commonly referred to as the "penny stock" rule. A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our stock is deemed to be a penny stock, trading in our stock will be subject to additional sales practice requirements on broker-dealers. These may require a broker-dealer to:

•	make a special suitability determination for purchasers of our shares;

•	receive the purchaser's written consent to the transaction prior to the purchase; and

•	deliver to a prospective purchaser of our stock, prior to the first transaction, a risk disclosure document relating to the penny stock market.

Consequently, penny stock rules may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock. Also, prospective investors may not want to get involved with the additional administrative requirements, which may have a material adverse effect on the trading of our shares.

SECURITIES AND EXCHANGE COMMISSION'S PUBLIC REFERENCE

Any member of the public may read and copy any materials filed by us with the Securities and Exchange Commission at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet web site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

RISKS RELATED TO OUR FINANCING AGREEMENTS

THE LARGE NUMBER OF SHARES UNDERLYING THE 8% CONVERTIBLE DEBENTURES AND WARRANTS MAY BE AVAILABLE FOR FUTURE SALE AND THE SALE OF THESE SHARES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

As of December 31, 2004, we had 121,090,655 shares of common stock issued and outstanding and an obligation to reserve 46,656,000 shares issuable upon conversion of the debentures. In addition, we have outstanding options and warrants to purchase 41,014,493 shares of common stock. Under certain circumstances described in the next risk factor, the number of shares of common stock issuable upon conversion of the outstanding debentures may increase if the market price of our stock declines. All of the shares, including all of the shares issuable upon conversion of the debentures and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

IF CERTAIN CONDITIONS ARE MET, THE ADJUSTABLE CONVERSION PRICE FEATURE OF THE 8% CONVERTIBLE DEBENTURES COULD REQUIRE US TO ISSUE A SUBSTANTIALLY GREATER NUMBER OF SHARES, WHICH WILL CAUSE DILUTION TO OUR EXISTING STOCKHOLDERS.

The conversion price of the debentures means seventy-five percent of the lowest closing price during the five trading days ending on the trading day before the conversion date; provided, however, that in no event will such price be (x) more than $0.10 or (y) until the earlier of (I) the Scheduled Expiration Date, (II) the date after the closing date on which we file a registration statement on Form SB-2 or (III) the date on which we first issue a mandatory conversion notice, lower than $0.10; provided, however, if a certain events occur then the conversion price is fixed at $0.10. The term "Scheduled Expiration Date" means April 16, 2005, except that, if prior to that date we file with the SEC a definitive proxy statement seeking stockholder authorization at a meeting of stockholders scheduled to be held no later than June 16, 2005 to amend our certificate of incorporation to increase our authorized shares to at least 400 million shares, it means June 16, 2005.

Accordingly, if one of the above triggering events occur, the conversion price will fluctuate with the market price of our common stock and the number of shares we will be required to issue will increase, perhaps substantially.

If we complete the first tranche of a financing of no less than $12 million and in connection with such financing, retire or convert our debt (other than the convertible debentures), the conversion price of the debentures will be fixed at $0.10

The following is an example of the number of shares of our common stock that are issuable, upon conversion of the debentures, based on market prices 25%, 50% and 75% below the current conversion price of $0.10.

		Number of Shares
Percentage of % Below Market	With Price Per Share	Discount of 25%	Issuable	Outstanding Stock

25%	$0.075	$0.056	38,571,428	24.30%
50%	$0.050	$0.037	58,378,378	32.70%
75%	$0.025	$0.018	120,000,000	49.97%

As illustrated, upon a triggering event described above, the number of shares of common stock issuable upon conversion of the debentures will increase if the market price of our stock declines below $0.10, which will cause dilution to our existing stockholders and require us to file a new registration statement to cover the additional shares of common stock because there is no limit on the number of shares that may be issued in connection with a downward spiraling market.

THE CONTINUOUSLY ADJUSTABLE CONVERSION PRICE FEATURE OF THE 8% CONVERTIBLE DEBENTURES MAY ENCOURAGE INVESTORS TO MAKE SHORT SALES IN OUR COMMON STOCK, WHICH COULD HAVE A DEPRESSIVE EFFECT ON THE PRICE OF OUR COMMON STOCK.

Upon certain triggering events described above, the debentures are convertible into shares of our common stock at a 25% discount to the trading price of the common stock prior to the conversion. The significant downward pressure on the price of the common stock as the selling stockholder converts and sells material amounts of common stock could encourage short sales by investors. This could place further downward pressure on the price of the common stock. The selling stockholders could sell common stock into the market in anticipation of covering the short sale by converting their securities, which could cause the further downward pressure on the stock price. In addition, even prior to the time of actual conversions, exercises, and public resales, the market "overhang" resulting from the mere existence of our obligation to honor such conversions or exercises could depress the market price of our common stock.

THE ISSUANCE OF SHARES UPON ANY CONVERSION OF THE 8% CONVERTIBLE DEBENTURES OR EXERCISE OF OUTSTANDING WARRANTS WILL CAUSE IMMEDIATE AND SUBSTANTIAL DILUTION TO OUR EXISTING STOCKHOLDERS.

The issuance of shares upon conversion of the debentures and exercise of warrants will result in substantial dilution to the interests of other stockholders since the selling stockholders would likely thereafter sell the shares issued upon such conversion. Although, pursuant to their terms, each selling stockholder individually may not convert their debentures and/or exercise their warrants if such conversion or exercise would cause them to own more than 4.99% of our outstanding common stock at a given point in time, this restriction does not prevent each selling stockholder from converting and/or exercising some of their holdings seriatim. In this way, the selling stockholders could sell more than the 4.99% limit while never owning at any time more than this limit. There is no upper limit on the number of shares that may be issued which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock, including investors in this offering.

IF WE ARE REQUIRED FOR ANY REASON TO REPAY THE 8% CONVERTIBLE DEBENTURES, WE WOULD BE REQUIRED TO DEPLETE OUR WORKING CAPITAL, IF AVAILABLE, OR RAISE ADDITIONAL FUNDS. OUR FAILURE TO REPAY THE DEBENTURES, IF REQUIRED, COULD RESULT IN LEGAL ACTION AGAINST US, WHICH COULD REQUIRE THE SALE OF SUBSTANTIAL ASSETS.

The debentures are due and payable, with 8% interest, one year from the date of issuance, unless sooner converted into shares of our common stock. In addition, any event of default as described in the debentures could require the early repayment of the debentures, including a default interest rate of 18% on the outstanding principal balance of the debentures if the default is not cured with the specified grace period. We anticipate that the full amount of the debentures, together with accrued interest, will be converted into shares of our common stock, in accordance with the terms of the debentures. If we are required to repay the debentures, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the debentures when required, the debenture holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

Future sales of our common stock may cause our stock price to decline.

Our stock price may decline by future sales of our shares or the perception that such sales may occur. If we issue additional shares of common stock in private financings under an exemption from the registration laws, then those shares will constitute "restricted shares" as defined in Rule 144 under the Securities Act. The restricted shares may only be sold if they are registered under the Securities Act, or sold under Rule 144, or another exemption from registration under the Securities Act.

Some of our outstanding restricted shares of common stock are either eligible for sale pursuant to Rule 144 or have been registered under the Securities Act for resale by the holders. We are unable to estimate the amount, timing, or nature of future sales of outstanding common stock. Sales of substantial amounts of our common stock in the public market may cause the stock's market price to decline. See "Description of Securities."

Our stock price can be extremely volatile.

Our common stock is traded on the OTC Bulletin Board. There can be no assurance that an active public market will continue for the common stock, or that the market price for the common stock will not decline below its current price. Such price may be influenced by many factors, including, but not limited to, investor perception of us and our industry and general economic and market conditions. The trading price of the common stock could be subject to wide fluctuations in response to announcements of our business developments or our competitors, quarterly variations in operating results, and other events or factors. In addition, stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of companies, at times for reasons unrelated to their operating performance. Such broad market fluctuations may adversely affect the price of our common stock.

We do not expect to pay dividends.

We have not paid dividends since inception on our common stock, and we do not contemplate paying dividends in the foreseeable future on our common stock in order to use all of our earnings, if any, to finance expansion of our business plans.

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Our common stock is subject to the "Penny Stock" rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and
•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

ITEM 2. DESCRIPTION OF PROPERTY

Our corporate headquarters are located in Sarasota, Florida in a 12,112 square foot office. Our lease for this office space expires on November 30, 2009 and our monthly rent expense for this office space is $21,644. In addition, we have leased 22,284 square feet of office in Seattle, Washington from which we oversee product development. Our lease for this space expires on August 30, 2006 and our monthly rent expense for this office space is $25,070.

We believe that the facilities are well maintained. We also believe that these leased facilities are not unique and could be replaced, if necessary, at the end of the term of the existing leases.

ITEM 3.  LEGAL PROCEEDINGS

On October 27, 2003, SensAble Technologies, Inc. filed a complaint against Infinium in the U.S. District Court for the District of Delaware, alleging federal trademark infringement, federal trademark dilution, federal unfair competition, and Delaware common law unfair competition regarding the trademark "Phantom". The complaint sought damages, injunctive relief against Infinium's use of the name "Phantom", surrender of the Company's website www.phantom.com withdrawal of trademark applications for the "Phantom" mark and other unspecified damages. The complaint was settled in full via a $150,000 payment to SensAble Technologies on January 10, 2005 per the Second Amendment to Concurrent Use and Settlement Agreement dated May 28, 2004. As a condition of the Second Amendment to Concurrent Use and Settlement Agreement dated May 28, 2004, Sensable Technologies subsequently returned their 120,000 shares of common stock after receipt of the $150,000 payment in 2005.

On or around November 24, 2004, SBI-USA, LLC, filed suit against us and our chief executive officer, Timothy M. Roberts, in United States District Court, Central District of California. The suit alleges breach of contract and fraud and seeks to recover damages of approximately $600,000 under a contract that we terminated with plaintiff, as well as punitive damages and attorney's fees. In connection with the breach of contract claim, the plaintiff alleges that, since March 6, 2004, we raised more than $30 million in financing and owe plaintiff 2% of all amounts received. In connection with the fraud claim, plaintiff claims that we represented that plaintiff would be our exclusive investment banker during the term of the agreement with plaintiff, and that we hired a competing firm. Prior to filing suit, plaintiff demanded that we pay approximately $66,000 in unpaid expenses as full compensation for amounts due under the agreement. Shortly following our refusal to do so absent documentation of the claimed expenses, plaintiff initiated this suit. Our counsel has advised us that this suit is completely meritless and we intend to vigorously defend it.

A default to the suit was entered against Timothy Roberts on January 5, 2005, but no default judgment has been entered. A motion to set aside the default was filed on February 7, 2005 and set to be heard on March 21, 2005. The complaint was settled in full via a $55,000 payment to SBI-USA, LLC on April 4, 2005. As of December 31, 2004, the Company has accrued expenses of $55,000 for this settlement.

KB Networks, Inc., Kyle Bennett and Steve Lynch v. Infinium Labs, Inc. and Timothy Roberts was filed on February 27, 2004 in the United States District Court for the Northern District of Texas, Dallas Division. The case bore the Cause Number 3:04-CV-423-D.

The parties to the proceeding are identified in the style set forth above. The Complaint asserted only claims for declaratory relief. In this regard, the Complaint did not seek any compensatory damages whatsoever. The subject matter of the Complaint arose out of the publication by the Plaintiffs of an article about the Defendants on a website maintained by the Plaintiffs. That publication took place on September 17, 2003. Defendants sent the Plaintiffs cease and desist letters asserting that the article was defamatory in a number of respects. Defendants also asserted that the use of Infinium Labs, Inc.’s registered marks constituted a violation of the Lanham Act and otherwise constituted trademark infringement. The Original Declaratory Judgment Complaint was filed in order to obtain a declaratory judgment that the publication of the article was not defamatory and that the Plaintiffs’ use of Infinium Labs, Inc.’s trademarks in connection with the article did not constitute infringement and was an act of fair use.

Rather than respond to the Complaint, Defendants filed a Motion to Dismiss the Complaint asserting that the Court lacked both subject matter and personal jurisdiction. However, rather than provide a timely ruling on the Motion to Dismiss, the Court allowed the Plaintiffs to engage in discovery related to the question of personal jurisdiction. However, the Plaintiffs’ tactics during this discovery phase of the action were extremely burdensome and expensive. Accordingly, the decision was made to terminate the litigation by consenting to the exercise of personal jurisdiction and responding to the Complaint in such a way as to concede that the article did not give rise to any liability for the Plaintiffs as a result of its publication. As a result, the District Court entered a declaratory judgment declaring that the Plaintiffs were not liable to the Defendants as a result of the publication of the article.

During the dismissal process, the Plaintiffs asserted a right to recover sanctions against the Defendants for their conduct during the discovery phase of the litigation. The Plaintiffs asserted a sanction claim in the approximate amount of $100,000. Rather than continue to litigate the question of sanctions, the company agreed to pay the Plaintiffs the sum of $50,000 to completely terminate the litigation. As a result, the final declaratory judgment was ultimately entered terminating the litigation with prejudice. In this regard, the Agreed Declaratory Judgment terminating the litigation in all respects was entered by the Court on February 16, 2005. As of December 31, 2004, the Company has accrued expenses of $50,000 for this settlement.

A confidential, non-public SEC investigation entitled “In re Certain Fax Blasts” is ongoing. The Company has provided documents in response to SEC subpoenas, and two Company employees, including the CEO, have testified in the investigation concerning, among other things, events at the Company. The Company’s response to the SEC subpoenas is continuing.

Except as described above and as of December 31, 2004, we are not a party to any litigation other than litigation arising in the ordinary course of its business, which is not expected to have a material adverse effect on its financial condition or results of operations and has not accrued any amounts relating to any litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

NONE

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock

Our common stock is quoted on the OTC Bulletin Board under the symbol "IFLB.OB".

The following quotations obtained from Yahoo Finance (http://finance.yahoo.com) reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low bid prices of our common stock for the periods indicated below are as follows:

Quarter Ended	High	Low

12/31/2004	$1.45	$0.19
09/30/2004	$1.81	$0.31
06/30/2004	$2.02	$0.92
03/31/2004	$2.50	$0.30
12/31/2003	$0.01	$0.01
09/30/2003	$1.56	$0.00
06/30/2003	$1.26	$0.01
03/31/2003	n/a	n/a

Our common shares are issued in registered form. Corporate Stock Transfer, Inc. is the registrar and transfer agent for our common shares.

As of April 12, 2005, we had 151,829,349 shares of common stock outstanding and approximately 315 stockholders of record.

Dividend Policy

We have never declared or paid dividends on our common stock, and we do not anticipate that we will do so in the foreseeable future. We intend to retain future earnings, if any, for use in our operations and the expansion of our business.

Recent Unregistered Sales of Securities

During 2005, the Company issued 2,747,632 shares of common stock for consulting services with a fair value of $931,805 ($0.34 per share). These transactions were exempt from registration under Section 4(2) of the Securities Act because it did not involve a public offering.

During 2005, the Company issued 1,465,000 shares of common stock to employees with a fair value of $767,850 ($0.52 per share). These transactions were exempt from registration under Section 4(2) of the Securities Act because it did not involve a public offering.

On January 6, 2005, the Company issued 7,043,750 shares of common stock to convert a note payable with a fair value of $704,375 ($0.10 per share). There was no gain or loss on the conversion of this note. This transaction was exempt from registration under Section 4(2) of the Securities Act because it did not involve a public offering.

On February 11, 2005, the Company issued 4,925,291 shares of common stock to convert a note payable with a fair value of $1,058,938 ($0.215 per share). There was no gain or loss on the conversion of this note. This transaction was exempt from registration under Section 4(2) of the Securities Act because it did not involve a public offering.

On March 22, 2005, the Company issued 5,815,069 shares of common stock to convert a note payable with a fair value of $581,507 ($0.10 per share). There was no gain or loss on the conversion of this note. This transaction was exempt from registration under Section 4(2) of the Securities Act because it did not involve a public offering.

On April 11, 2005, the Company issued 7,825,000 shares of common stock to convert a note payable with a fair value of $1,565,000 ($0.15 per share). There was no gain or loss on the conversion of this note. This transaction was exempt from registration under Section 4(2) of the Securities Act because it did not involve a public offering.

During April 2005, the Company issued 816,952 shares of common stock for consulting services with a fair value of $200,323 ($0.25 per share). These transactions were exempt from registration under Section 4(2) of the Securities Act because it did not involve a public offering.

During April 2005, the Company issued 100,000 shares of common stock to an employee with a fair value of $26,000 ($0.26 per share). This transaction was exempt from registration under Section 4(2) of the Securities Act because it did not involve a public offering.
Unless otherwise stated all of the above-referenced securities were issued in a transaction exempt from the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Rule 506 of Regulation D promulgated thereunder based on the following facts (the "Rule 506 Conditions"):

(i) the securities were sold only to accredited investors;

(ii) the securities were not offered by any form of general solicitation or general advertising;

(iii) each investor had represented that such investor was acquiring the securities for such investor's own account for investment; and

(iv) the securities were issued with restrictive legends.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion of our financial condition, changes in financial condition and results of operations for the fiscal years ended December 31, 2004, should be read in conjunction with the audited annual financial statements and the notes thereto.

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

PLAN OF OPERATION

We are currently in the development stage of operations and expect to be in that mode for at least the next three to six months. Our goal is to commence the launch of the Phantom Game Service in the fourth quarter of 2005. Our primary mission is to sell video games to consumers who subscribe to our service, which is a combination of gaming hardware, software and secure online digital distribution.

The Company is characterized as a development company until it launches the Phantom Game Service. All product development and testing is near complete. The company does not face risk associated with development, but the company faces certain risk if it fails to secure the required funding to launch the service. At this point management feels that there exists a 9-12 month window to bring the product to market without a competitor taking first mover advantage.

Any delays in launch are not based on product development or content acquisition, as those key elements are in place. Any delays to market are based upon securing the proper amount of funding required to fund the existing Operating Plan. The Company anticipates that it will take 120-150 days to bring the service to market, post funding. Most of that time will be required to manufacture and ship the Phantom Game Receiver and to complete the Electronic Content Delivery.

In the situation where the Company fails to raise the required $11.5 million to launch the Phantom Gaming Service, the company has contingency plans to carry the business going forward. One such scenario involves the Company allowing other hardware manufactures to produce the Phantom Game Receiver. In this example the company's business will be Content Acquisition, Channel Programming and Electronic Content Distribution.

The company has hit all its internal milestones for product development, content licensing and marketing planning. The Phantom Game Receiver has been designed; working prototypes have been built and tested. The Company has contractually secured an ample amount of premium games content to launch its Service. The content delivery has been designed and is awaiting development. The initial subscriber sell thru milestone is 3,000 subscribers in the first month of launch.

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

Infinium Labs, Inc., has development agreements with Teague and BIOSTAR(R) Microtech International Corp. for engineering and industrial design of the Phantom Game Service. The company had two contracts with Walter Dorwin Teague for development of the industrial design of the Phantom Game Receiver and Lapboard. Terms were standard time and materials, work-for-hire. The work is complete and the company owns the designs. The company is filing design and utility patents to cover this work. The company has a development agreement in place with BIOSTAR(R) for the Phantom Game Receiver mainboard and graphics adapter. Terms are: 1/2 the total amount ($156k) due at signing; 1/4 ($78k) due before ship of pilot production units from Biostar to IFLB; 1/4 ($78k) due on acceptance of pilot units by IFLB. The end design product will be wholly owned by the company. This work is ongoing.

We have identified a core group of potential customers/distribution partners for the Phantom Game Service and Phantom Game Receiver and continue to meet with these potential partners on a regular basis. We expect to announce some of our distribution partners during the second quarter of 2005.

Our goal is to enter into distribution arrangements with several or more of these parties whereby each partner will purchase the Phantom Game Receiver through a purchase order process and resell the systems to their customers. In exchange, these partners will receive a share of the recurring subscription and/or software sales/rental revenues.

We have contracted with Pinnacle Marketing Group and Summit Sales to assist Infinium Labs with launching the Phantom Game Service into the retail channel.

In keeping with our goal to develop a library of available games, over 20 publishers, including Vivendi Universal Games, Atari Inc., Riverdeep and Eidos, have agreed to supply content. We currently are in negotiations with many other major game publishers with which we expect to build similar content-supplying relationships.

We have signed agreements with the following content providers:

Atari
Chronic Logic
Codemasters
Eidos
Enlight Interactive
Framework Studios
Gamerblitz
Gameware
GarageGames.com
O-3 Entertainment
Riverdeep

The following are estimated prices for the Phantom Game Receiver, a basic monthly subscription, an enhanced subscription and games that might be included in a basic subscription.

Phantom Game Receiver: $299.95
Activation Fee: $19.99 one time fee
Basic Subscription: $19.95 monthly, with a 2 year commitment. Enhanced Subscription: (not available at launch)
Game Store: $9.95-$54.95 per game purchased, depending on title.

We expect subscribers will able to play up to 10 games per month out of Phantom's Basic Tier library of over 200+ titles (over $300 game play value per month). Each month the subscriber may choose to pick new games, continue to play the same games or purchase any favorites from the previous month. The final value proposition for the basic tier is subject to further consumer testing and modification.

Some examples of games that may be included in the Basic Subscription are:
Unreal Tournament, Quake, Men of Valor, Mafia, Neverwinter, Nights, Baldur's Gate, Sacred, Vampire the Masquerade: Redemption, Civilization: Call to Power II, Tropico, Railroad Tycoon II Platinum Edition, Battleground 5: Antietam, Deus Ex, Tom Clancy's Rainbow Six, Uru: Ages Beyond, Myst, Deer Hunter 2004, Backyard Baseball, Backyard Basketball, Backyard Soccer, Microsoft Links Golf , Pro Bass Fishing, Austin Powers Pinball, Celebrity Deathmatch, Tournament Chess 2, Pitfall: Mayan Adventure, Trivial Pursuit.

Phantom Game Store allows subscribers the ability to purchase any game, anytime from an extensive library of over 500 titles. Once purchased the downloaded games remain on the hard drive of subscriber's Phantom Game Receiver, where updates, versions and patches are maintained by the Company. The library of available games at launch range from recent releases to classic favorites, the Phantom Game Store offers something for everyone in the family ranging in price from $9.95 to $54.95

Examples of Games in the Phantom Store are: Unreal Tournament 2004, Far Cry, Call of Duty,Tom Clancy's Splinter Cell: Pandora Tomorrow, Warcraft III, Beyond Good and Evil, The Suffering, Rise of Nations.

The consumer will own all the games he or she downloads to the Phantom Game Receiver and will not lose the games if the consumer cancels his or her subscription. Subject to local hard drive space, purchased games can still be played on the Phantom Game Receiver after the consumer cancels his or her subscription. If the consumer renews the subscription, full access to all games will be restored.

At this point in time, the company has achieved the following milestones: The Phantom Game Console has been designed; working prototypes have been built and tested. The Company has contractually secured game content to launch its Service. The content delivery has been designed and is awaiting development. The unachieved component is securing at least $11.5 million in funding for launch. The Company will require approximately 120-150 days post financing to launch the Phantom Gaming Service. The initial subscriber sell thru milestone is 3,000 subscribers in the first month of launch.

The Company’s target date for a limited regional rollout of 10,000 units of the Phantom Game Service is Q4 2005. This date and the milestones listed below are contingent upon raising sufficient capital, as also noted on the schedule below. The Company has failed to meet its operating milestones in the past due to insufficient funding on the operating timetable and has thus shifted launch date on numerous occasions.

The Company believes, based on past performance, that there is a high likelihood that sufficient capital will not be available on the timeline outlined below and many or all of these milestones will be missed and the launch date will again shift and/or the company will go out of business

There are however contingency options in place in the event that these milestones are not met, which are also outlined below the following table.

Period	Capital Requirements	Detail
Q2 2005	$ 2,306,000 G&A, Salary, Benefits, T&E, Marketing & Product Development $ 2,306,000 Total Expense
Marketing
Milken Event Los Angeles
E3 Los Angeles (May 17-20)
Microsoft DevCon (May 9-12)
Public Relations Retainer
Public Relations Expenses
Corporate Branding
Business Trade Media Relations
Web Site/Search Engine Optimization

Product Development
Patent Completion and Filing
System Board Development
Lapboard Development
Receiver Enclosure Development
Sample Hardware
Hardware Development Tools
Prototypes
BIOS Development
Prototype Engineering
Usability Testing
UI Redesign
Tooling
e-commerce Development Specs
Content Delivery Network

Q3 2005	$ 703,000 G&A, Salary, Benefits, T&E $ 2,763,000 Marketing Costs $ 2,372,000 Product Development $ 656,000 e-commerce Development $ 6,494,000 Total Expense
Marketing
Secure Print Media
Secure Local Spot Media
Begin Internet Marketing
Secure Promotions
Hire Agencies
Develop Retail Channel Displays
Begin Creative Development
Begin Public Relations

Product Development
Pilot Program - 100 Test Units
Tooling
Parts
Assembly Line

e-commerce Development
Service Hosting
Service Bandwidth
Customer Service
Billing Systems
e-commerce Development Completion
Content Delivery Network Completion

Q4 2005	$ 703,000 G&A, Salary, Benefits, T&E $ 5,800,000 Marketing and Manufacturing $ 550,000 e-commerce Development $ 7,053,000 Total Expense REVENUE: $3,500,000
Marketing
Begin Local Spot Media
Continue Print Media
Continue Internet Marketing
Execute Promotions
Execute Channel Marketing
Continue Public Relations
Plan for CES

Manufacturing
Manufacture and Regional Rollout of 10,000 Units

Q1 2006	$ 703,000 G&A, Salary, Benefits, T&E $ 4,375,000 Marketing $12,305,000 Manufacturing $ 1,061,000 e-commerce Development $18,444,000 Total Expense REVENUE: $9,787,000
Marketing
Trade Show - CES
Continue local Spot Media
Continue Print Media
Continue Internet Marketing
Execute Promotions
Execute Channel Marketing
Continue Public Relations
Plan for E3

Manufacturing
Manufacture and National Rollout of 25,000 Units

Total 04/05 - 03/06	$34,297,000 Total Expense TOTAL REVENUE: $13,287,000

Contingencies

Provided the company is not successful in securing the necessary capital required to fund this operating plan the company will seek an Original Equipment Manufacturer (OEM) to produce the Phantom Gaming Console. This would alleviate some portion of headcount expense and all of the hardware manufacturing expense.

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

In addition to negotiations with the debt holders to convert their notes to equity in order to reduce our debt service expense, the Company is pursuing additional bridge financing, plans on issuing additional shares of equity into a volatile equity market and using the cash proceeds from the sales of its receiver and service to meet the Company's long term capital needs. If the Company does not close on sufficient bridge financing transactions, issue sufficient additional shares of equity into a volatile equity market or is unable to launch its service when currently planned, the Company will need to raise additional capital from other sources or curtail its proposed spending and delay the product launch date.

The Company anticipates its SB-2 registration statement will become effective before the end of July 2005. The Company projects a cash need of $1,400,000 through July 2005 and intends to meet this cash need with bridge financing. The Company is seeking additional bridge financing from PIPE investors who expressed a willingness to provide debt and equity financing going forward.

The Company has been in discussions with Roth Capital to assist the Company with raising capital immediately following the Company’s SB-2 registration statement becoming effective.

The Company also has been engaged in discussions with the following lenders to obtain short-term straight debt loans in the cumulative range of $2,000,000 to provide bridge financing until the Company’s SB-2 registration statement becomes effective:

Redwood Grove Capital Management, LLC
LH Capital
Platinum Partners
Equity First Holdings
West Hastings
Hazinu Limited
Argilus
Phoenix Capital Holdings
Chicago Ventures
Ron Westman
Fred Niedrich
Robert Shambro

Once the Company’s SB-2 registration statement becomes effective, the Company anticipates that its PIPE investors will exercise their cash warrants, which potentially will generate more than $3,000,000 in equity investments. The amount of cash generated by the warrants is dependent on the Company’s common share prices at the time of the warrants are exercised. The Company may re-price the warrants to attract additional investment. Both Platinum and LH have indicated interest in additional equity investment in the Company after the Company’s SB-2 registration statement becomes effective.

The Company is seeking to retain Roth Capital or another investment bank to raise equity investments to meet the balance of the Company’s $22,000,000 cash requirement to fully fund its plan of operation. .

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

Expected Marketing Budget Breakdown
12 Month Forecast

Marketing, Promotions & Channel	$8,900,000
Advertising	6,900,000
Printing, Reproduction and Website	3,300,000
Trade Shows	1,100,000
Total	$20,200,000

Assumptions:

•	Total subscribers acquired (less churn/theft) in 12 month period: 97,981
•	Per subscriber acquisition cost: 10,000 subscribers in 3 month regional launch: $310
•	Per subscriber acquisition cost: 87,981 in remaining 9 months: $150
•	Total 12 month marketing budget: $16.7M (including past due accounts payable)

The basis for the expected marketing budget assumptions is an analysis combining annual marketing spends or subscriber acquisition costs (SAC) of similar or competitive products and services and a per-market media plan associated with key reach, frequency and conversion rate metrics.

Comparables included TiVO, Sirius Satellite Radio, Direct TV, XM Satellite Radio and NetFlix. Information was gathered primarily from publicly available information such as SEC filings.

However, no firm launch date has been set thus the expected marketing budget breakdown will continue to be revised in reaction to seasonality, market forces, competition and the Company’s ability to raise sufficient capital. It is possible that significantly more marketing budget will be needed or substantially less.

Based on the comparable analysis and per-market reach, frequency and conversion rate costs, we have budgeted our per subscriber acquisition cost (SAC) in two phases; $310 per subscriber in a three month, 6 market launch phase with the target of acquiring 10,000 net subscribers and phase two national rollout with a target SAC of $150 to acquire an incremental 87,981 subscribers for the nine months remaining in the first 12 month cycle.

By cross-indexing gamer households and broadband using third party syndicated research from Scarborough, we determined that our first six launch markets would be Boston, San Francisco, Detroit, Dallas, Seattle and San Diego. These markets over index in gamer and broadband households compared with the national average and represent a combined audience of 2.6M targeted potential customers. The Company’s goals are to reach 50% of these potential subscribers with advertising and promotional messages and covert .77% potential customers into paying subscribers.

On a national basis, we have identified over 15 million broadband households with home networks and at least 1 gamer, based on research from Penn, Schoen & Berland, Yankee Group and Parks Associates. The Company will need to reach 50% of this population with advertising and promotional messages and convert 1.28% of this potential customer population into paying subscribers.

The Company needs less than 1% of all households w. a broadband home network to achieve it’s Year 1 forecast of 97,981 subscribers.

Rationale for Marketing Spend

$310 Launch SAC (Subscriber Acquisition Cost):
➢	Phantom will need incremental funds to jump start channel presence with sales education, incentives and in store kiosks
➢	While product recognition is high amongst a small niche of game enthusiasts, Phantom will need to investment spend in initial markets to create greater brand awareness and validity
➢	Investment in channel and partner programs will strengthen Phantom’s position in the market
➢	Advertising and promotions options locally lack national efficiency. We anticipate higher CPMs (Cost Per Thousand) and greater field/grassroots tactical expense to fund a local launch
➢	Heavier A&P (Advertising & Promotions) investment needed to overcome limited launch retail presence

$150 National SAC:
➢	Phantom intends to invest in specific sales promotional periods and to leverage partnerships with existing vendors to gain awareness and acceptance for the product.
➢	We believe our reach and conversion projections are conservative against retailer feedback
➢	Publicity efforts and game-industry media outreach will help carry early gross impressions for the brand
➢	Steep retail ramp up expected against regional launch should alleviate some A&P expenditure
➢	Initial brand investment will alleviate some A&P expenditure

Marketing Goals

▪	Establish Phantom’s brand, price point and value proposition
➢	Highlight Phantom’s launch offer with convenience, breadth of content, “best in category” performance and great price

▪	Create demand, intent and drive acquisition through retail
➢	Ignite the brand with promotions, alliances, events and ideas
➢	Inspire retail participation through innovative channel programs
➢	Break through the pre-holiday clutter with a compelling thematic

▪	Drive usage, game purchases and build loyalty
➢	Superior experience through the integration of hardware and distribution services
➢	Customer support and satisfaction is the top priority

▪	Focus on driving value growth attracting the best customer

Marketing Strategies
▪	Launch Phantom Service into key broadband hive (key influencer) markets to stimulate trendsetter buzz among initial enthusiast customer
▪	Roll out Phantom nationally with advertising and promotions that builds off of initial trial and broadens the brand’s scope to include lifestyle and casual gamers
▪	Maximize marketing efforts by focusing expenditures during “retail power periods”
▪	Use advertising and promotion to impact Phantom’s audience at critical stages in the product’s sales cycles
▪	Work with key distributors/vendors on MDF (retail marketing development funds) and promotional partnerships to ensure maximum point-of-sale impact

Launch Campaign Objectives
▪	Plan delivers estimated total men 18-49 impressions of roughly 61million at a reach/frequency of 55/14 and an estimated CPM of $51.29
▪	We believe plan can convert .77% or 10,000 subs in six markets, Men 18-49 with broadband
▪	For plan to be effective, we anticipate a spend of $3 million or $310 per subscriber

Launch Campaign Calendar - Typical Three Month Period

National Campaign Rationale

▪
TV (32%) - most impact, delivers highest reach, offers immediacy of message, strong brand builder, supports retailer needs for driving availability awareness and most gaming/home electronics brands are built with TV

▪
Print (6%) - supports retailer and co-op needs, is timely, and can reach target audience through placement in heavily read sections (i.e. sports, biz). Use of promotional free-standing-inserts as well to support co-op marketing

▪	Internet (5%) - targeted, efficient, can tie into retailer site for ordering information, locations, etc
▪	Channel (26%) - Marketing development funds - paid to retailers for end-caps, POS materials, sales rep training, FSI inclusion, in-channel promotions
▪
Promotions (6%) - One-to-one, guerilla and on-premise marketing techniques.  Utilize event marketing strategies to demo the product and generate interest from core target groups, develop sweepstakes, giveaways and other direct marketing tactics

▪	Marketing (11%) - includes all agencies that will support the execution of the marketing plan; also include public relations services
▪	Production (5%) - TV spots, print, in-store materials, etc.
▪	Trade Shows (7%) - company will secure space, attend and demo the Phantom Game Service at industry trade shows
▪	Alternative (2%) - developing advertising opportunities through alternative channels such as TiVO, text messaging

National Campaign Mix

$16.7 Million marketing budget is expected to be allocated in the following ways:

▪	Third party vendors will be used to:
▪	Solidify media plan (Media Planning Vendor)
▪	Develop Creative Campaigns (Advertising Agency)
▪	Promotions Vendor will execute promotions, alternative and channel marketing (Promotional Vendor)
▪	Public Relations firm will execute trade shows and editorial outreach
▪	Interactive marketing vendor will execute online campaigns

Acronym definitions

MDF - Marketing Development Funds - a fund established to execute co-marketing programs with retail outlets. These include circulars, aisle-end caps and rebates
Jobbers - Jobbers are people hired to help sell the product in a retail outlet. Jobbers will hand out flyers, answer questions, help restock shelves. Jobbers work for the Company, not the retailer
E3 - The Electronic Entertainment Expo (E3) is the largest video game and interactive entertainment trade show in the world.
CES - The Consumer Electronics Show (CES) is the largest consumer electronics trade show in the world
IEMA - The Interactive Entertainment Merchants Association (IEMA) is a trade organization that facilitates the relationship between publishers/manufacturers and retailers. IEMA hosts an annual trade show to set up meetings between buyers and sellers
Demo Swat Teams & Viral Guerilla Marketing: - Abrupt and interruptive marketing techniques that grab attention and break through clutter. This type of marketing tactic targets and educates key prospect groups that sets trends and creates word of mouth “pass along value”
SMS - A protocol that enables text messages to be sent and received via certain mobile phones. SMS advertising is a new way to reach mobile phone users

Our current strategic plan does not indicate a need for material capital expenditures in the conduct of marketing or distribution activities. Advertising costs are expensed either in the periods in which those costs are incurred or the first time the advertising takes place. We currently employ 6 full-time individuals for marketing, distribution and content acquisition.

The Company believes it has completed all the Research and Development required in launching the Phantom Game Service and Phantom Game Receiver. We continue to refine processes by seeking better, faster and more cost effective ways to deliver our goods and services.

SOURCES OF CAPITAL

As of December 31, 2004, we had cash on hand of $4,102 and restricted cash of $894,910 which represents the remaining proceeds from the sale of common stock during 2004 for aggregate proceeds of $3,589,987 and from bridge financing transactions completed in an aggregate amount of $11,177,260. These proceeds have been used as follows:

$3.8 million	Payroll, Payroll Taxes and Employee Benefits

$2.4 million	Consultants

$3.1 million	Development Costs

$1.4 million	Conventions & Trade Shows

$1.4 million	Advertising & Marketing

$1.1 million	Repay Bridge Financing

Balance of funds spent on General & Administrative expenses.

Of the $3.8 million of proceeds used for payroll, payroll taxes and employee benefits, key individuals received gross compensation as follows:

Timothy M. Roberts	$110,417
Kevin Bachus	$143,750
Richard S. Skoba	$131,042

The Company is actively pursuing additional bridge financing and issuing additional shares of equity into a volatile equity market to meet its capital needs for the short term. In addition, the Company is in negotiations with the debt holders to convert their notes to equity in order to reduce our debt service expense. The Company plans on issuing additional shares of equity into a volatile equity market and using the cash proceeds from the sales of its receiver and service to meet the Company's long term capital needs. If the Company does not close on sufficient bridge financing transactions, issue sufficient additional shares of equity into a volatile equity market or is unable to launch its service when currently planned, the Company will need to raise additional capital from other sources or curtail its proposed spending and delay the product launch date.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

STOCK-BASED COMPENSATION

We believe that stock-based compensation is a critical accounting policy that affects our financial condition and results of operations. Statement of Financial Account Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation defines a fair-value based method of accounting for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25) and related interpretations

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R “Share-Based Payment”, which addresses the accounting for share-based payment transactions. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25, and instead, generally requires that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123R will be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. SFAS No. 123R offers the Company alternative methods of adopting this standard. The Company has not yet determined which alternative method it will use. Depending upon the number and terms of options that may be granted in future periods, the implementation of this standard could have a material impact on the Company’s financial position and results of operations.

IMPAIRMENT OF GOODWILL AND LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142”), and Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company reviews its non-amortizable long-lived assets, including intangible assets and goodwill for impairment annually, or sooner whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. Other depreciable or amortizable assets are reviewed when indications of impairment exist. Upon such an occurrence, recoverability of these assets is determined as follows. For long-lived assets that are held for use, the Company compares the forecasted undiscounted net cash flows to the carrying amount. If the long-lived asset is determined to be unable to recover the carrying amount, then it is written down to fair value. For long-lived assets held for sale, assets are written down to fair value. Fair value is determined based on discounted cash flows, appraised values or management’s estimates, depending upon the nature or the assets. Intangibles with indefinite lives are tested by comparing their carrying amounts to fair value. Impairment within goodwill is tested using a two step method. The first step is to compare the fair value of the reporting unit to its book value, including goodwill. If the fair value of the unit is less than its book value, the Company then determines the implied fair value of goodwill by deducting the fair value of the reporting unit’s net assets from the fair value of the reporting unit. If the book value of the goodwill is greater than its implied fair value, the Company writes down goodwill to its implied fair value.

INCOME TAXES

Income taxes are provided for using the liability method whereby future tax assets and liabilities are recognized using current tax rates on the difference between the financial statement carrying amounts and the respective tax basis of the assets and liabilities. The Company provides a valuation allowance on future tax assets when it is more likely than not that such assets will not be realized.

RESEARCH AND DEVELOPMENT COSTS

Research costs are expensed as incurred. Development costs are also generally expensed as incurred unless such costs meet the criteria necessary for deferral and amortization. To qualify for deferral, the costs must related to a technically feasible, identifiable product that the Company intends to produce and market, there must be a clearly defined market for the product and Company must have the resources, or access to the resources, necessary to complete the development. The Company has not deferred any development costs to date.

ITEM 7. FINANCIAL STATEMENTS

Our consolidated financial statements are included beginning immediately following the signature page to this report. See Item 13 for a list of the financial statements and financial statement schedules included.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

PREVIOUS INDEPENDENT ACOUNTANTS

(i) On January 5, 2004, Baumann, Raymondo & Company PA resigned as the independent accountants of Infinium Labs, Inc.

(ii) The Board of Directors approved the decision to change independent accountants.

(iii) The report of Baumann, Raymondo & Company PA on the financial statements for the fiscal year ended October 31, 2003 of the Company contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

(iii) The Board of Directors approved the decision to change independent accountants.

(iv) In connection with its audit for the most recent fiscal year ended October 31, 2003, there were no disagreements with Baumann, Raymondo & Company PA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Baumann, Raymondo & Company PA would have caused Baumann, Raymondo & Company PA to make reference thereto in their report on the financial statements for such years.

(v) During the most recent fiscal year ended October 31, 2003 and through January 5, 2004 there were no reportable events as that term is defined in Item 304(a)(l)(v) of Regulation S-X.

(vi) The Company has requested, and Baumann, Raymondo & Company PA has furnished, a letter addressed to the Commission stating that Baumann, Raymondo & Company PA agrees with subparagraphs (a)(ii), (iv) and (v) above. A copy of such letter, dated January 5, 2004, is filed as Exhibit 16 of this Form 8-K.

NEW INDEPENDENT ACOUNTANTS

On January 5, 2004, the Company engaged Webb & Company PA as its new principal independent accountant. The engagement was approved by the Board of Directors on January 5, 2004

(i) The Company has not consulted with Webb & Company PA on the application of any accounting principles or proposed transactions, the type of audit opinion that might be given, any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(l)(iv) of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(l)(v) of Regulation S-K.

Item 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the names, ages and positions held with respect to each Director and Executive Officer of our Company during fiscal 2004.

Name	Position Held with Our Company	Age	Date First Elected or Appointed

Directors

Timothy M. Roberts	Chairman, Chief Executive Officer and Director	34	January 5, 2004
Richard Angelotti	Director	59	January 5, 2004

Executive Officers Who Are Not Directors

Kevin Bachus	President and Chief Operating Officer	35	January 5, 2004
Richard S. Skoba	Executive Vice President of Sales and Business Development	40	February 9, 2004
Tyrol R. Graham	Vice President of Product Development	41	February 9, 2004

The directors of our Company are elected at each annual general meeting and hold office until the next annual general meeting or until their successors are appointed.

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Directors and Executive Officers

TIMOTHY M. ROBERTS was the founder of our predecessor, Infinium Labs Operating Corporation, and has been our Chairman and Chief Executive Officer and a member of our board of directors since the merger of our subsidiary into Infinium Labs Operating Corporation. Prior to founding Infinium Labs in December 2002, Mr. Roberts was Chairman and Chief Executive Officer for Broadband Investment Group from 1999 through 2000. Broadband Investment Group was a holding company which owned a portfolio of service companies which handled technology layers 1-7. Broadband Investment Group was a general contractor of sorts which owned all of the sub contractors which allowed customers to have a one stop shop for network application design, build, hosting and also provided the managed services and security. Prior to that, he was Chairman and Chief Executive Officer for Intira Corporation from 1997 through 1999 of which Mr. Roberts was a co-founder, which provided network-based computing and communication services on an outsourced basis for our customers, allowing them to focus on their core business objectives rather than on building and supporting IT infrastructure. Mr. Roberts left Intira on good terms. The board had hired a CFO, 45 days later Mr. Roberts was in a boating accident which put him in intensive care for 6 weeks with a 1 year recovery time. Due to this leave of absence, the board (of which Mr. Roberts was a member) determined that it was in the best interest of the company for CFO to move from CFO and take over as the CEO and Chairman. Mr. Roberts was also a co-founder of broadband services provider Savvis Communications (NASDAQ SVVS). Mr. Roberts co-founded Savvis in 1995 and left Savvis 2 years later to start Intira Corporation.

RICHARD ANGELOTTI was a director of our predecessor, Infinium Labs Operating Corporation, since its formation and has been a member of our board of directors since the merger. Mr. Angelotti has been the CEO of Angelotti & Rosenberg Financial Group from March 2004 through the present. Mr. Angelotti served as the Principal of Global Financial Asset Management from August 2003 through February 2004 and was a Senior Vice President of Morgan Keegan from February 1999 through August 2003. He has over 12 years of experience as a financial advisor, and has held executive positions for major investment firms such as Northern Trust Bank of Sarasota, Bank of Boston in Florida, UBS Paine Webber, and Morgan Keegan. Mr. Angelotti holds Series 6, 7, 63, 65 Insurance and Annuity licenses. Drawing on his 13 years of experience as a practicing attorney, he has specialized his investment strategy to work with his clients on estate planning, tax planning, insurance needs, and annuities. Mr. Angelotti graduated from the University of Notre Dame, and received his Juris Doctor from the Loyola University of Law.

Executive Officers Who Are Not Directors

KEVIN BACHUS became our President and Chief Operating Officer in January 2004. From 1999 through September 2003, Mr. Bachus was Vice President, Publishing of Capital Entertainment Group, of which he was a co-founder. Capital Entertainment Group provided funding and guidance to video game developers for development projects, as well as, selling complete or near-complete projects to publishers allowing developers to focus on working on the game, and cutting down the amount of input a publisher needed to the development process itself. From 1997 through 2001 Mr. Bachus held various positions at Microsoft Corporation. While at Microsoft, Mr. Bachus was a founding member of the Xbox project team where he was instrumental in the development and funding of the Xbox videogame console. Mr. Bachus served as the first director of third party relations and led efforts that brought the hottest games to XBOX from more than 200 of the world's leading developers and publishers. Mr. Bachus previously served as the group product manager for DirectX, where he was responsible for promoting Windows as an entertainment vehicle and ensuring that the DirectX suite of tools became the primary choice for games and multimedia developers. DirectX is a Microsoft Windows technology that enables higher performance in graphics and sound when you're playing games or watching video on your PC (Personal Computer).

RICHARD S. SKOBA became our Executive Vice President of Sales and Business Development in February 2004. Prior to joining us, Mr. Skoba was a HP Services from December 2002 through December 2003 where he served as a Director of Sales and a Director of Business Development. HP Services is a $14 billion business division of Hewlett Packard. HP Services provides customer support, consulting and integration and managed services. Mr. Skoba was a founder and corporate vice president at Intira Corporation, where he also held the positions of vice president of business development and vice president of sales from February 1998 through February 2001. While at Intira, Mr. Skoba provided the vision for Intira's Netsourcing business and provided strategic direction in product development, engineering and operations. Mr. Skoba's career includes his role as one of the founders of Direct Connect Systems, an enterprise storage management company

TYROL R. GRAHAM became our Vice President of Product Development in February 2004. Prior to joining us, Mr. Graham was at Microsoft Corporation from 1991 through 1999. While at Microsoft, Ty created the Windows Hardware Quality Labs (WHQL), a testing facility chartered with ensuring compatibility between Windows and the wide range of hardware and device drivers designed to work with Windows. Subsequently, Mr. Graham became the first hardware evangelist for DirectX, the multimedia technology that serves as the foundation for audio and video in Windows, and was responsible for driving adoption and support of DirectX graphics initiatives. In this role, Mr. Graham forged relationships between Microsoft and over 50 leading graphics component and board manufacturers such as ATI, NVIDIA, Intel, S3 and many others. In 2000 Ty was a founder of Wildseed Ltd., a technology start-up funded in part by Ignition Partners, to create youth-targeted wireless products and was personally responsible for lead product feature specifications, user interface design and industrial design.

Key Employees

ANDREW SCHNEIDER became our Senior Vice President of Marketing in May 2004. Prior to joining us, Mr. Schneider served as Senior Vice President/General Manager for Sony Pictures Digital Entertainment (SPDE) from 1996-2003, where he was responsible for developing media software products and online broadband entertainment based on Columbia TriStar Television Group and Sony Pictures Entertainment brands. At Sony, Schneider was responsible for the online development of the award-winning Dawson's Desktop, the online companion to the hit show Dawson's Creek and the launch of interactive television versions of Wheel of Fortune and JEOPARDY! Schneider's career includes serving as Director of Marketing for Columbia TriStar Interactive and as senior producer for NBC Marketing Interactive from 1994-1996, NBC's Network Television Marketing division.

JAMES J. ROBERTS is our Vice President of Corporate Development. Mr. Roberts joined Infinium Labs after serving from May 2001 to July 2003 as Director of Corporate Marketing and Regional Manager for Interactive Services, Inc., a nationwide provider of telecommunications and broadband services. James served from January 2000 to January 2001 as Vice President of Marketing at Phoenix Networks, a nationwide Internet services provider. James was a founder and Vice President of Marketing at Intira Corporation and Senior Account Manager at UNICOM Group. James has more than 25 years of experience in advertising, marketing and public relations working for Fortune 500, Enterprise and fast growing startup companies. Jim started his career as a reporter, staff writer and news editor at the St. Louis Globe-Democrat newspaper.

Family Relationships

There are no family relationships between any of our Company's directors or executive officers.

Involvement In Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons have been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.
being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

SECTION 16(a) REPORTING

To our knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that during the year ended December 31, 2004, its officers, directors and 10% shareholders complied with all Section 16(a) filing requirements, except for the following:

None of our Directors or Executive Officers has filed Form 4s during 2004.

BOARD COMMITTEES

We are in the process of forming our audit, compensation and nominating committees. None of our Directors are an “audit committee expert” within the meaning of Item 401(e) of Regulation S-B.

CODE OF ETHICS

Our Company’s board of directors adopted a Code of Business Conduct and Ethics and Compliance Program that applies to, among other persons, our Company’s President and Chief Executive Officer (being our principal executive officer), our Company’s Chief Financial Officer (being our principal financial and accounting officer and controller), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

(1)	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
(2)
full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

(3)	compliance with applicable governmental laws, rules and regulations;
(4)	the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and
(5)	accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our Company’s personnel shall be accorded full access to our Chief Financial Officer with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our Company’s personnel are to be accorded full access to our Company’s Audit Committee if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by the Chief Financial Officer or by any person who would be considered an “insider” for the purposes of our Company’s Insider Trading Compliance Policy by virtue of such person’s relationship to the Chief Financial Officer.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our Company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our Company’s Chief Financial Officer. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the Chief Financial Officer, the incident must be reported to any member of our Company’s Audit Committee. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our Company policy to retaliate against any individual who reports in good faith the violation or potential violation of our Company’s Code of Business Conduct and Ethics by another.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY OF EXECUTIVE COMPENSATION

Particulars of compensation awarded to, earned by or paid to:

(a)	our Company's chief executive officer (the "CEO");

(b)
each of our Company's four most highly compensated executive officers who were serving as executive officers at the end of the most recently completed fiscal year and whose total salary and bonus exceeds $100,000 per year; and

(c)
any additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer of our Company at the end of the most recently completed fiscal year;

(all such persons are referred to as the "Named Executive Officers") are set out in the summary compensation table below.

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen-sation(1)	Securities Underlying Options/ SARs Granted (#)	Restricted Shares or Restricted Share Units	LTIP Payouts	All Other Compen-sation
Timothy M. Roberts Chairman, Chief Executive Officer and Director	2004 2003 2002	$250,000[1] $2,500 Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
Kevin Bachus President and Chief Operating Officer	2004 2003 2002	$250,000[2] $16,667 Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	2,100,000 Nil Nil	Nil Nil Nil	Nil Nil Nil
Richard S. Skoba Executive Vice President of Sales and Business Development	2004 2003 2002	$207,965[3] Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
Andrew Schneider Senior Vice President of Marketing	2004 2003 2002	$190,000[4] Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
Tyrol R. Graham Vice President of Product Development	2004 2003 2002	$150,000[5] Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

1	includes 500,000 shares of S-8 stock issued in lieu of cash compensation.
2	includes 500,000 shares of S-8 stock issued in lieu of cash compensation.
3	includes 224,574 shares of S-8 stock issued in lieu of cash compensation.
4	includes 203,400 shares of S-8 stock issued in lieu of cash compensation.
5	includes 265,966 shares of S-8 stock issued in lieu of cash compensation.

The following table sets forth for each of the Named Executive Officers certain information concerning stock options granted to them during fiscal 2004. Our Company has never issued stock appreciation rights. Our Company grants options that generally vest immediately at an exercise price equal to the fair market value of a share of common stock as determined by its closing price on the OTC Bulletin Board. The term of each option granted is generally five years from the date of grant. Options may terminate before their expiration dates if the optionee’s status as an employee is terminated or upon the optionee’s death or disability.

OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

Name	Number of Securities Underlying Options/ SARs Granted (#)	% of Total Options/ SARs Granted to Employees in Fiscal Year	Exercise Price ($/Share)	Expiration Date

Timothy Roberts	4,000,000	28%	$1.43	June 1, 2009
Kevin Bachus	4,000,000	28%	$0.53	June 1, 2009
Richard S. Skoba	1,500,000	11%	$0.53	June 1, 2009
Andrew Schneider	1,000,000	7%	$1.43	June 1, 2009
Tyrol R. Graham	1,000,000	7%	$0.53	June 1, 2009

The percentages are based on 14,155,000 total options granted to current employees

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

No options were exercised during 2004.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

On September 17, 2004, Infinium Labs, Inc. entered into an employment agreement with Timothy M. Roberts, Chief Executive Officer. The agreement is for a one year term and sets Mr. Roberts’ salary at $150,000 per year, automatically increasing to $250,000 per year when the Company’s stockholders’ equity equals or exceeds $5,000,000.

On November 1, 2003, Infinium Labs, Inc. entered into an employment agreement with Kevin Bachus, President and Chief Operating Officer. Per the agreement, Mr. Bachus’ salary is $200,000 per year from November 1, 2003 through April 30, 2004 and, thereafter, increased to $250,000 per year.

On June 1, 2004, Infinium Labs, Inc. entered into a revised employment agreement with Richard S. Skoba, Executive Vice President of Sales and Business Development, that supersedes in its entirety an original employment agreement with Infinium Labs Corporation dated January 3, 2003. The revised agreement sets January 3, 2004 as the effective date of hire and the initial salary is $125,000 per year. Effective February 4, 2004, Mr. Skoba's salary automatically increased to $175,000 per year. Effective June 1, 2004, Mr. Skoba received monthly increases to his salary for five months, in equal installments, until reaching $225,000 per year. Upon termination by us without cause, Mr. Skoba will be entitled to six months' salary and benefits.

On January 15, 2004, Infinium Labs, Inc. entered into an employment agreement with Tyrol Graham, Vice President of Product Development. Per the agreement, Mr. Graham’s salary is $150,000 per year and grants Mr. Graham the option to purchase 150,000 shares of the Company’s common stock pursuant to the Company’s stock option plan and the eligibility to participate in the Company’s MBO Plan for a maximum of 400,000 additional shares of common stock to be awarded pursuant to the Company’s Incentive Stock Option Plan.

On May 24, 2004, Infinium Labs, Inc. entered into an employment agreement with Andrew Schneider, Senior Vice President of Marketing. Per the agreement, Mr. Schneider’s salary is $190,000 per year and grants Mr. Schneider the option to purchase 300,000 shares of the Company’s common stock, of which, 20% vested on Mr. Schneider’s first day of employment.

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

Directors and executive officers receive, on an annual basis, incentive stock options to purchase shares of our common stock as awarded by our Board of Directors in consultation with the compensation committee.

Our Board of Directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. Other than indicated herein, no director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

To date, we have granted to directors, officers, employees and consultants incentive stock options to purchase shares of our common stock subject to and in accordance with the prevailing policies of the stock exchange on which our shares were then listed. Options are granted based on the assessment by our Board of Directors and/or compensation committee of the optionee's past and present contribution to the success of our company. These options are not transferable and are exercisable from the date granted until the earliest of (i) such number of years (up to ten years) from the date of the grant, or (ii) such number of days following the death of the optionee as is specified in each optionee's option agreement.

Other than the management agreements, the advisory agreements and the stock incentive plans discussed herein, we presently have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF

The authorized capital of our Company consists of: 600,000,000 million shares of common stock.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Stockholders

The following table sets forth, as of April 12, 2005 certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)

Timothy M. Roberts	19,442,276	12.28%
Kevin Bachus	4,655,556	2.94%
Richard S. Skoba	583,333	0.37%
Tyrol R. Graham	388,889	0.25%
Richard Angelotti 2080 Ringling Blvd Sarasota, Florida 34237	1,064,000	0.67%
All Officers and Directors as a group (5 persons)	26,134,054	16.51%

* Represents less than 1% of our Company’s outstanding stock

(1) Shares inclusive of vested stock options.

(2) Based on 151,829,349 shares of common stock issued and outstanding and 6,351,529 vested stock options as of April 12 , 2005. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of Infinium, other than the conversion of our outstanding convertible debentures in certain circumstances.

Equity Compensation Plan Information

The following table provides certain information with respect to all of our Company's equity compensation plans in effect as of December 31, 2004

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by stockholders	0	0	0
Equity compensation plans not approved by stockholders (1)	0	0	0
Total	0	0	0

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than as listed below, we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

TRANSACTIONS WITH CERTAIN OFFICERS

On January 5, 2004, our wholly owned subsidiary merged with and into Infinium Labs Operating Corporation, with Infinium Labs Operating Corporation surviving as our wholly-owned subsidiary. In connection with such merger, Timothy M. Roberts, our Chief Executive Officer and one of our directors, received 36,199,220 shares of our common stock as merger consideration based on the shares he owned in Infinium Labs Operating Corporation immediately prior to the merger. Also in connection with the merger, Mr. Roberts' mother, sister and brother received, respectively, 3,141,660, 31,400 and 31,400 shares of our common stock as merger consideration.

The Company issued a director 800,000 shares of common stock as consideration for the director's personal guaranty of a $500,000 note payable secured by a real estate mortgage encumbering the director's residence.

The Company compensated the Chief Executive Officer $50,000 as consideration for the Chief Executive Officer's personal guaranty of a $1,500,000 note payable secured by a real estate mortgage encumbering the Chief Executive Officer's residence.

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

The promoters of our Company are our directors and officers.

ITEM 13. EXHIBITS

(a) Exhibits. See “Exhibit Index”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by our auditors, for professional services rendered for the audit of the Company's annual financial statements for the year ended December 31, 2004 and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB during those fiscal years were $53,625 and $18,988 respectively. The aggregate fees billed by our auditors, for professional services rendered for the audit of the Company's annual financial statements for the period from December 9, 2002 (Inception) to October 31, 2003 was $23,280.

Tax Fees. The Company incurred fees to auditors of $44,764 and $5,000 for tax compliance matters during the years ended December 31, 2004 and December 31, 2003, respectively.

All Other Fees. The aggregate fees billed by our auditors, for other non-audit professional services, other than those services listed above, totaled $0 and $0.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

The Company currently does not have a designated Audit Committee, and accordingly, the Company's Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company's Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

Exhibit No.	Exhibit Description	Location

2-1	Agreement and Plan of Merger dated as of Filed herewith	Incorporated by Reference to Exhibit
	December 24, 2003 by and among Global Business	2-1 to Form 8-K filed with the SEC on
	Resources, Inc., Global Infinium Merger Sub, Inc.,	January 20, 2004
Infinium Labs Corporation and Peter J. Goldstein

3-1	Certificate of Incorporation	Incorporated by Reference to Exhibit
3-0 to Form SB-2 (Registration No.
333-67990) filed with the SEC on
August 20, 2001

3-2	Certificate of Amendment of Certificate of Incorporation	Incorporated by reference to Exhibit
3-2 to the Company's Form 10-KSB for
the year ended December 31, 2003 (the
"Form 10-KSB")

3-3	Certificate of Amendment of Certificate of Incorporation	Incorporated by reference to Exhibit
3-3 to the Company's Form 10-KSB for
the year ended December 31, 2003 (the
"Form 10-KSB")

3-4	By-laws	Incorporated by reference to Exhibit
3-4 to the Company's Form 10-KSB for
the year ended December 31, 2003 (the
"Form 10-KSB")

4-1	Stock Purchase Agreement dated as of January 22, 2004	Incorporated by reference to Exhibit
	between Infinium Labs, Inc. and SBI Brightline VI, LLC	4-1 to Form 8-K filed with the SEC on
January 26, 2004

4-2	Stock Purchase Agreement dated as of January 22, 2004	Incorporated by reference to Exhibit
	between Infinium Labs, Inc. and Infinium Investment	4-2 to Form 8-K filed with the SEC on
	Partners, LLC	January 26, 2004

4-3	Form of Subscription Agreement between Infinium Labs,	Incorporated by reference to Exhibit
	Inc. and certain stockholders of Infinium Labs, Inc.	4-3 to the Form 10-KSB

10-1	12% Secured Subordinated Debenture between the Company	Incorporated by reference to Exhibit
	and Contare Ventures, LLC, dated February 23, 2004	10-12 to the Form 10-QSB filed with the
SEC on August 23, 2004

10-2	12% Secured Subordinated Debenture between the Company	Incorporated by reference to Exhibit
	and Gary Kurfirst, dated February 23, 2004	10-9 to the Form 10-QSB filed with the
SEC on August 23, 2004

10-3	15% Secured Debenture between the Company and James	Incorporated by reference to Exhibit
	Beshara, dated March 29, 2004	10-4 to the Form 10-QSB filed with the
SEC on August 23, 2004

10-4	15% Secured Debenture between the Company and Ronald	Incorporated by reference to Exhibit
	Westman, dated April 7, 2004	10-11 to the Form 10-QSB filed with the
SEC on August 23, 2004

10-5	15% Secured Subordinated Debenture between the Company	Incorporated by reference to Exhibit
	and James Beshara, dated May 3, 2004	10-3 to the Form 10-QSB filed with the
SEC on August 23, 2004

10-6	15% Secured Debenture between the Company and Ronald	Incorporated by reference to Exhibit
	Westman, dated May 7, 2004	10-1 to the Form 10-QSB filed with the
SEC on August 23, 2004
10-7	Pledge Agreement between Robert F. Shambro in favor of	Incorporated by reference to Exhibit
	Phoenix Capital Opportunity Fund, dated May 12, 2004	10-6 to the Form 10-QSB filed with the
SEC on August 23, 2004

10-8	Promissory Note between the Company and Sharon M.	Incorporated by reference to Exhibit
	Beshara, dated May 18, 2004	10-5 to the Form 10-QSB filed with the
SEC on August 23, 2004

10-9	15% Secured Subordinated Debenture between the Company	Incorporated by reference to Exhibit
	and SBI USA, LLC, dated May 28, 2004	10-10 to the Form 10-QSB filed with the
SEC on August 23, 2004

10-11	Amended and restated convertible secured promissory note	Incorporated by reference to Exhibit
	dated, June 16, 2004, between the Company and Phantom	10-2 to the Form 10-QSB filed with
	Investors, LLC	the SEC on August 23, 2004

10-12	Commercial Promissory Note between the Company and	Incorporated by reference to Exhibit
	Video Associates, LLC, dated June 2004	10-8 to the Form 10-QSB filed with
the SEC on August 23, 2004

10-13	Employee Stock Ownership	Incorporated by reference to Exhibit
10-13 to the Form 10-QSB filed with
the SEC on August 23, 2004

10-14	Promissory Note between the Company and Stephen	Incorporated by reference to Exhibit
	A. Witzer, dated July 28, 2004	10-14 to the Form SB-2/A filed with
the SEC on February 14, 2005

10-15	10% Secured Promissory Note between the Company and	Incorporated by reference to Exhibit
	Hazinu Ltd., dated October 20, 2004	4-2 to Form 8-K filed with the SEC on
October 29, 2004

10-16	10% Secured Promissory Note between the Company and JM	Incorporated by reference to Exhibit
	Investors, LLC, Fenmore Holdings, LLC, Viscount	4-6 to Form 8-K filed with the SEC on
	Investments Limited and Congregation Mishkan Sholom,	October 29, 2004
dated October 27, 2004

10-17	Securities Purchase Agreement between the Company and	Incorporated by reference to Exhibit
	Hazinu Ltd., JM Investors, LLC, Fenmore Holdings, LLC,	4-1 to Form 8-K filed with the SEC on
	Viscount Investments Limited and Congregation Mishkan	December 22, 2004
Sholom, dated December 13, 2004

10-18	Registration Rights Agreement between the Company and	Incorporated by reference to Exhibit
	Hazinu Ltd., JM Investors, LLC, Fenmore Holdings, LLC,	4-2 to Form 8-K filed with the SEC on
	Viscount Investments Limited and Congregation Mishkan	December 22, 2004
Sholom, dated December 13, 2004

10-19	8% Convertible Debenture between the Company and Hazinu	Incorporated by reference to Exhibit
	Ltd., JM Investors, LLC, Fenmore Holdings, LLC, Viscount	4-3 to Form 8-K filed with the SEC on
	Investments Limited and Congregation Mishkan Sholom,	December 22, 2004
dated December 13, 2004

10-20	8% Convertible Debenture between the Company and	Incorporated by reference to Form 8-K
	accredited investors, dated December 23, 2004	filed with the SEC on January 5, 2005

10-21	Employment agreement between the Company and Richard	Filed herewith
Skoba dated January 3, 2003

10-22	Pinnacle Marketing agreement to serve as manufacturing	Incorporated by reference to Exhibit
	Representatives	10-22 to the Form SB-2/A filed with
the SEC on February 14, 2005

10-23	Summit Marketing agreement to serve as manufacturing	Incorporated by reference to Exhibit
	Representatives	10-23 to the Form SB-2/A filed with
the SEC on February 14, 2005

10-24	Limelight Networks agreement to provide digital	Incorporated by reference to Exhibit
	delivery network services	10-24 to the Form SB-2/A filed with
the SEC on February 14, 2005

10-25	Chicony agreement to manufacture system hardware	Incorporated by reference to Exhibit
10-25 to the Form SB-2/A filed with
the SEC on February 14, 2005

10-26	Saitek agreement to manufacture system hardware	Incorporated by reference to Exhibit
10-26 to the Form SB-2/A filed with
the SEC on February 14, 2005

10-27	BIOSTAR® Microtech International Corp. agreement for	Incorporated by reference to Exhibit
	engineering, industrial design and manufacturing	10-27 to the Form SB-2/A filed with
the SEC on February 14, 2005

10-28	Teague agreement for engineering and industrial design	Incorporated by reference to Exhibit
10-28 to the Form SB-2/A filed with
the SEC on February 14, 2005

10-29	Employment agreement between the Company and Richard	Filed herewith
Skoba dated June 1, 2004

10-30	Employment agreement between the Company and Timothy	Filed herewith
M. Roberts dated September 17, 2004

10-31	Employment agreement between the Company and Kevin	Filed herewith
Bachus dated November 1, 2003

10-32	Employment agreement between the Company and Tyrol	Filed herewith
Graham dated January 15, 2004

10-33	Employment agreement between the Company and Andrew	Filed herewith
Schneider dated May 24, 2004

10-34	Baumann, Raymondo & Company, P.A. consent to the	Filed herewith
incorporation of their report as independent auditors

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFINIUM LABS, INC.

Date:	By:	/s/ Timothy M. Roberts

Timothy M. Roberts Chairman and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy M. Roberts	Chairman, Chief Executive Officer and	April 15, 2005
Timothy M. Roberts	Director (Principal Executive Officer)
and Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Richard Angelotti	Director	April 15, 2005
Richard Angelotti

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004 CONSOLIDATED AND 2003

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGES	1	Reports of Independent Registered Public Accounting Firms

PAGE	2	Balance Sheets as of December 31, 2004 (Consolidated) and 2003

PAGE	3
Statements of Operations for the Year Ended December 31, 2004 (Consolidated) and for the Two Months Ended December 31, 2003 and for the Period from December 9, 2002 (Inception) to December 31, 2004 and for the Period from December 9, 2002 (Inception) to October 31, 2003

PAGES	4 - 7	Statement of Changes in Stockholders’ Deficiency for the Period from December 9, 2002 (Inception) Through December 31, 2004

PAGES	8
Statements of Cash Flows for the Year Ended December 31, 2004 (Consolidated) and for the Two Months Ended December 31, 2003 and for the Period from December 9, 2002 (Inception) to December 31, 2004 and for the Period from December 9, 2002 (Inception) to October 31, 2003

PAGES	9 - 35	Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Infinium Labs, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Infinium Labs, Inc. and subsidiary (A Development Stage Company) as of December 31, 2004 (consolidated) and 2003, and the related statements of operations, changes in stockholders’ deficiency and cash flows for the year ended December 31, 2004 (consolidated), for the two months ended December 31, 2003 and for the period from December 9, 2002 (inception) to December 31, 2004 (consolidated). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. . The financial statements of Infinium Labs Corporation as of October 31, 2003, were audited by other auditors whose report dated December 11, 2003, except for Note G as to which the date is January 26, 2004, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Infinium Labs, Inc. and subsidiary (A Development Stage Company) as of December 31, 2004 (consolidated) and 2003 and the results of its operations and its cash flows for the year ended December 31, 2004 (consolidated), for the two months ended December 31, 2003 and for the period from December 9, 2002 (inception) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company has had recurring losses from inception of $36,000,363, has a working capital deficiency of $12,223,911, a stockholders deficiency of $11,468,854 and used cash in operations from inception of $11,996,783. This raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 9. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.

Boynton Beach, Florida
April 14, 2005

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Balance Sheets

ASSETS
	December 31, 2004(Consolidated)	December 31, 2003
Current Assets:
Cash	$4,102	$45,852
Restricted Cash	894,910	-
Other Receivable	407	3,350
Total Current Assets	899,419	49,202

Property and Equipment, Net	475,122	162,763

Other Assets:
Deposits	5,440	7,490
Intangible asset, net (Note 2)	256,495	300,000
Total Other Assets	261,935	307,490

Total Assets	1,636,476	519,455

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable	$4,583,885	$349,005
Accrued interest expense	301,415	6,781
Other accrued expense	105,000	120,850
Accrued payroll and payroll taxes	834,682	-
Promissory notes (Note 4)	7,298,348	366,154

Total Current Liabilities	13,123,330	842,790

Commitments and Contingencies	-	-

Stockholders’ Deficiency:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 121,090,655 and 69,115,900 shares issued and outstanding, respectively (Note 5)	12,109	6,911
Additional paid-in capital (Note 5)	24,523,917	2,702,348
Subscription receivable	(22,517)	(163,517)
Accumulated deficit during development stage	(36,000,363)	(2,869,077)

Total Stockholders’ Deficiency	(11,486,854)	(323,335)

Total Liabilities and Stockholders’ Deficiency	1,636,476	519,455

See accompanying Notes to Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Statement of Operations

	For the Year Ended December 31, 2004(Consolidated)	For the Two Months Ended December 31, 2003	For the Period from December 9, 2002 (Inception) to October 31, 2003	For the Period from December 9, 2002 (Inception to December 31, 2004) (Consolidated)

Operating Expenses:
Development costs	$3,130,854	$145,943	$259,407	$3,536,204
Advertising	1,380,377	55,141	153,038	1,588,556
Salary expense	6,776,876	-	-	6,776,876
Professional fees	2,808,733	58,133	837,737	3,704,603
Consultants	9,130,767	191,740	783,860	10,106,367
Impairment of assets	352,299	-	-	352,299
General and administrative	3,864,787	130,032	236,087	4,230,906
Total Operating Expenses	27,444,693	580,989	2,270,129	30,295,811
Net Loss from Operations	(27,444,693)	(580,989)	(2,270,129)	(30,295,811)

Other Income (Expense):
Other income	1,897	37	-	1,934
Loss on sale of equipment	(448)	-	-	(448)
Interest expense	(5,688,042)	(17,996)	-	(5,706,038)
Total Other Income (Expense)	(5,686,593)	(17,959)	-	(5,704,552)

Loss before Income Taxes	(33,131,286)	(598,948)	(2,270,129)	(36,000,363)

Income Taxes	-	-	-	-

Net Loss	$(33,131,286)	$(598,948)	$(2,270,129)	$(36,000,363)

Per Common Share

Loss per common share - basic and diluted	$(0.33)	$(0.01)	$(0.04)	$(0.45)

Weighted average - basic and diluted	100,688,617	67,745,088	57,420,568	79,230,175

See accompanying Notes to Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Statement of Stockholders' Deficiency
For the Period from December 9, 2002 (Inception) to December 31, 2004

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Total

Stock issued to founders ($0.0004 per share)	-	$-	58,189,728	$5,819	$12,703	$-	$(18,517)	$5

Stock issued for cash ($0.12 per share)	-	-	4,423,012	442	526,261	-	-	526,703

Stock issued for services ($0.3775 per share)	-	-	2,957,376	296	1,112,709	-	-	1,113,005

Net loss for the period from December 9, 2002 (inception) to October 31, 2003	-	-	-	-	-	(2,270,129)	-	(2,270,129)

Balance, October 31, 2003	-	-	65,570,116	6,557	1,651,673	(2,270,129)	(18,517)	(630,416)

Stock issued for cash ($0.28 per share)	-	-	2,169,148	217	612,172	-	(145,000)	467,389

Stock issued for signage rights ($0.3175 per share)	-	-	942,600	94	299,906	-	-	300,000

Stock issued for services ($0.3175 per share)	-	-	434,036	43	138,597	-	-	138,640

Net loss for the two months ended December 31, 2003	-	-	-	-	-	(598,948)	-	(598,948)

Balance, December 31, 2003	-	-	69,115,900	6,911	2,702,348	(2,869,077)	(163,517)	(323,335)

Recapitalization of Global Business Resources	-	-	16,156,000	1,615	(1,615)	-	-	-

Shares issued for cash ($0.25 per share)	-	-	6,650,000	665	1,661,835	-	-	1,662,500

Stock issued for cash ($0.257 per share)	-	-	-	-	-	-	141,000	141,000

Shares issued with note payable ($0.78 per share)	-	-	560,000	56	433,944	-	-	434,000

Shares issued for legal settlement ($1.475 per share)	-	-	66,668	7	98,328	-	-	98,335

Shares issued for services ($1.475 per share)	-	-	1,750,000	175	2,581,075	-	-	2,581,250

Shares issued with note payable ($1.47 per share)	-	-	7,500	-	11,025	-	-	11,025

See accompanying Notes to Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Statement of Stockholders' Deficiency
For the Period from December 9, 2002 (Inception) to December 31, 2004

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Total

Shares issued with note payable ($1.42 per share)	-	-	200,000	20	283,980	-	-	284,000

Shares issued with note payable ($1.475 per share)	-	-	100,000	10	147,490	-	-	147,500

Shares issued with note payable ($1.13 per share)	-	-	60,000	6	67,794	-	-	67,800

Shares issued with note payable ($1.43 per share)	-	-	33,000	3	47,187	-	-	47,190

Shares issued with note payable ($1.475 per share)	-	-	511,000	51	753,674	-	-	753,725

Share issued for loan default penalty ($1.475 per share)	-	-	74,999	8	110,616	-	-	110,624

Share issued for loan default penalty ($1.13 per share)	-	-	75,000	8	84,742	-	-	84,750

Share issued for loan default penalty ($1.475 per share)	-	-	80,000	8	117,992	-	-	118,000

Share issued for loan default penalty ($1.56 per share)	-	-	603,038	61	942,487	-	-	942,548

Shares issued for loan default penalty ($1.47 per share)	-	-	955,312	96	1,404,213	-	-	1,404,309

Shares issued for cash ($2.50 per share)	-	-	40,000	4	99,996	-	-	100,000

Shares issued for legal settlement ($1.455 per share)	-	-	53,332	5	77,560	-	-	77,565

Shares issued for cash ($2.00 per share)	-	-	100,000	10	199,990	-	-	200,000

See accompanying Notes to Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Statement of Stockholders' Deficiency
For the Period from December 9, 2002 (Inception) to December 31, 2004

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Total

Share issued to consultants for services ($1.44 per share)	-	-	830,000	83	1,195,117	-	-	1,195,200

Share issued to consultants for services ($1.475 per share)	-	-	100,000	10	147,490	-	-	147,500

Share issued to consultants for services ($1.60 per share)	-	-	279,260	28	446,788	-	-	446,816

Share issued to consultants for services ($0.92 per share)	-	-	440,000	44	404,756	-	-	404,800

Beneficial conversion of promissory notes at $0.75 per share	-	-	-	-	71,275	-	-	71,275

Shares issued for loan guaranty ($1.04 per share)	-	-	800,000	80	831,920	-	-	832,000

Shares issued to consultants ($1.13 per share)	-	-	1,000,000	100	1,129,900	-	-	1,130,000

Share issued to consultants for services ($0.64 per share)	-	-	21,460	2	13,732	-	-	13,734

Share issued to consultants for services ($0.61 per share)	-	-	200,000	20	121,980	-	-	122,000

Share issued to consultants for services ($0.60 per share)	-	-	36,000	4	21,416	-	-	21,420

Share issued to consultants for services ($0.60 per share)	-	-	1,933,224	193	1,162,251	-	-	1,162,444

Shares issued to employees ($0.33 per share)	-	-	300,000	30	98,970	-	-	99,000

Shares issued for cash ($0.25 per share)	-	-	1,900,400	190	474,910	-	-	475,100

See accompanying Notes to Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Statement of Stockholders' Deficiency
For the Period from December 9, 2002 (Inception) to December 31, 2004

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Total

Shares issued to employees ($0.32 per share)	-	-	1,790,000	179	565,321	-	-	565,500

Shares issued to employees ($0.22 per share)	-	-	5,199,967	520	1,136,579	-	-	1,137,099

Shares issued to executives ($0.22 per share)	-	-	1,100,000	110	240,432	-	-	240,542

Share issued to consultants for services ($0.21 per share)	-	-	3,885,410	388	811,753	-	-	812,141

Shares issued with notes payable ($0.42 per share)	-	-	1,750,000	175	734,825	-	-	735,000

Share issued to consultants for services ($0.28 per share)	-	-	1,350,000	135	377,365	-	-	377,500

Shares issued for interest ($0.18 per share)	-	-	375,000	38	67,462	-	-	67,500

Shares issued for services ($0.25 per share)	-	-	150,000	15	37,485	-	-	37,500

Shares issued for cash ($0.16 per share)	-	-	1,649,635	165	263,910	-	-	264,075

Beneficial conversion of promissory notes at $0.10 per share	-	-	-	-	318,500	-	-	318,500

Fair value of warrants issued in conjunction with promissory notes ranging from $0.10 per share to $1.00 per share	-	-	-	-	2,025,000	-	-	2,025,000

Shares contributed in kind	-	-	(1,191,450)	(119)	119	-	-	-

Net loss, December 31, 2004	-	-	-	-	-	(33,131,286)	-	(33,131,286)

BALANCE, DECEMBER 31, 2004 (CONSOLIDATED)	-	$-	$121,090,655	12,109	$24,523,917	$(36,000,363)	$(22,517)	$(11,486,854)

See accompanying Notes to Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Statement of Cash Flows

	For the Year Ended December 31, 2004(Consolidated)	For the Two Months Ended December 31, 2003	For the Period from December 9, 2002 (Inception) to October 31, 2003	For the Period from December 9, 2002 (Inception) to December 31, 2004
Cash Flows from Operating Activities:
Net loss	$(33,131,286)	$(598,948)	$(2,270,129)	$(36,000,363)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	170,059	3,614	675	174,348
Impairment of assets	352,299	-	-	352,299
Loss on disposal of assets	448	-	-	448
Common stock issued for services	8,452,305	138,680	1,113,005	9,703,990
Common Stock issued to employees	2,042,141	-	-	2,042,141
Common stock issued for legal settlements	175,900	-	-	175,900
Common stock issued for interest	2,727,731	-	-	2,727,731
Common stock issued for loan guarantee	832,000	-	-	832,000
Amortization of interest expense	2,150,588	25,000	-	2,175,588
Changes in operating assets and liabilities:
Decrease (increase) in current assets:
Other receivables	2,943	(36)	(3,314)	(407)
Deposits	2,050	(7,490)	-	(5,440)
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	5,348,346	(126,424)	603,060	5,824,982
Net Cash Used in Operating Activities	(10,874,476)	(565,604)	(556,703)	(11,996,783)

Cash Flows from Investing Activities:
Purchase of property and equipment	(803,415)	(103,388)	(63,664)	(970,467)
Sale of property and equipment	11,755	-	-	11,755
Increase in restricted cash	(894,910)	-	-	(894,910)
Net Cash Used in Investing Activities	(1,686,570)	(103,388)	(63,664)	(1,853,622)

Cash Flows from Financing Activities:
Repayments of notes payable	(1,075,000)	-	-	(1,075,000)
Proceeds from stockholder	-	-	4,940	4,940
Payments to stockholder	-	(4,940)	-	(4,940)
Proceeds from sale of common stock, net	7,737,690	478,588	515,469	8,731,747
Promissory note	5,856,606	241,154	100,000	6,197,760
Net Cash Provided by Financing Activities	12,519,296	714,802	620,409	13,854,507

NET INCREASE (DECREASE) IN CASH	(41,750)	45,810	42	4,102

CASH AT BEGINNING OF PERIOD	45,852	42	-	-

CASH AT END OF PERIOD	$4,102	$45,852	$42	$4,102

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$508,308	$6,780	$-	$515,088

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
During 2003, the Company issued 235,600 shares of common stock with a fair value of $300,000 for intangible signage rights.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

Infinium Labs, Inc. (“Infinium”) a Delaware corporation, formed on December 9, 2002, and located in Sarasota, Florida, is a development stage company, and as such has devoted most of its efforts since inception to developing its business plan, issuing common stock, raising capital and developing its products.

Infinium Labs, Inc. is developing an innovative broadband video game delivery system designed to allow consumers to purchase and play games directly over the internet. Infinium Labs Inc.’s service also will have the capacity to allow multiplayer tournaments and contests, both against other subscribers and against PC gamers. The subscriber can access all of this without ever having to go to a store to purchase games.

On January 5, 2004, Global Business Resources, Inc., a State of Delaware Corporation, consummated an agreement with Infinium Labs, Inc. a Delaware corporation, pursuant to which Infinium Labs, Inc. exchanged all of its then issued and outstanding shares of common stock for 58,189,728 shares or approximately 81% of the common stock of Global Business Resources, Inc. As a result of the agreement, the transaction was treated for accounting purposes as a capital transaction and recapitalization by the accounting acquirer (Infinium Labs, Inc.) and as reorganization by the accounting acquiree (Global Business Resources, Inc.). Subsequent to the merger, Global Business Resources, Inc. changed its name to Infinium Labs, Inc. and Infinium Labs, Inc. changed its fiscal year end to December 31 from October 31.

Accordingly, the financial statements include the following:

(1) The balance sheet consists of the net assets of the acquirer at historical cost and the net assets of the acquiree at historical cost.

(2) The statement of operations includes the operations of the acquirer for the periods presented and the operations of the acquiree from the date of the merger.

(B) Use of Estimates

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

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements

(C) Consolidation

The accompanying December 31, 2004 consolidated financial statements include the accounts of Infinium Labs, Inc. and its wholly owned subsidiary, Infinium Labs Operating Corporation. The accompanying financial statements for the period from November 1, 2003 through December 31, 2003 are for our wholly owned subsidiary, Infinium Labs Operating Corporation. The accompanying financial statements for the period from December 9, 2002 (Inception) through October 31, 2003 are for our wholly owned subsidiary, Infinium Labs Operating Corporation. Intercompany transactions and balances have been eliminated in consolidation.

(D) Research and Development Costs

The Company’s software products reach technological feasibility shortly before the products are released for manufacturing. Costs incurred after technological feasibility is established are not material, and accordingly, the Company expenses all research and development costs when incurred.

(E) Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful life of three to seven years. Various note holders have a security interest in the Company’s assets.

(F) Income Taxes

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

(G) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by statement of Financial Accounting Standards “SFAS” No. 128, “Earnings per Share.” For the twelve months ended December 31, 2004, two months ended December 31, 2003, the period from December 9, 2002 (Inception) to October 31, 2003 and from the period from December 9, 2002 (Inception) to December 31, 2004, the effect of common share equivalents was anti-dilutive and not included in the calculation of diluted net loss per common share.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements

(H) Advertising

Advertising costs are expensed either in the periods in which those costs are incurred or the first time the advertising takes place. For the year ended December 31, 2004, the two months ended December 31, 2003, the period from December 9, 2002 (Inception) to October 31, 2003 and the period from December 9, 2002 (Inception) to December 31, 2004 the company incurred advertising costs of $1,380,377, $55,141, $153,038 and $1,588,556, respectively.

(I) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(J) Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4”” SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67,” SFAS No. 153, “Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29,” and SFAS No. 123 (revised 2004), “Share-Based Payment,” were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company and have no effect on the financial statements.

(K) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2004, the Company had $894,910 held in an attorney trust account related to the notes payable issued in December 2004. The release of the funds to the Company was contingent upon the Form SB-2 being filed with the SEC. The form SB-2 was filed with the SEC on January 5, 2005 and, subsequently, the $894,910 was transferred from the attorney trust account into Infinium Labs, Inc.’s bank account on January 6, 2005.

(L) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At December 31, 2004, the Company had no cash in excess of FDIC insurance limits.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements

(M) Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, receivables, accrued expenses and notes payable approximate fair value based on the short-term maturity of these instruments.

(N) Stock Based Compensation

The Company accounts for employee stock options in accordance with APB Opinion No. 25, “Accounting For Stock Issued To Employees” and has adopted the disclosure-only option under SFAS No. 123. The Company accounts for non-employee stock transactions in accordance with SFAS No. 123 as amended by SFAS 148 “Accounting for Stock-Based Compensation - Transition and Disclosure” requires that companies, which do not elect to account for stock-based compensation as prescribed by this statement, disclose the pro-forma effects on earnings per share as id SFAS 123 has been adopted.

(O) Long-Lived Assets, Goodwill and Intangible Assets

In accordance with SFAS 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets.

NOTE 2 INTANGIBLE ASSETS

During 2003, the Company entered into an agreement for the signage rights to a building located in Sarasota, Florida. The agreement called for the Company to issue 942,600 shares of common stock in exchange for signage rights beginning April 1, 2004 through May 31, 2009. The shares were valued at the recent cash offering price aggregating $300,000. The Company will amortize the cost over the life of the agreement. As of December 31, 2004, the Company has amortized $43,505 of expense of the signage rights.

    NOTE 3 PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	December 31, 2004	December 31, 2003	October 31, 2003

Office equipment	$79,331	$25,684	$10,467
Computer equipment	347,677	69,072	15,161
Computer software	368,232	10,451	-
Office furniture	126,631	40,558	28,503
Leasehold improvements	36,914	21,288	9,533
	958,785	167,053	63,664
Less accumulated depreciation	(131,364)	(4,290)	(675)
Less impairment	(352,299)	-	-

	$475,122	$162,763	$62,989

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements

Depreciation expense during the twelve month period ended December 31, 2004, the two month period ended December 31, 2003, the period from December 9, 2002 (Inception) to October 31, 2003 and the period from December 9, 2002 (Inception) to December 31, 2004 was $127,075, $3,614, $675 and $131,364, respectively. During 2004, the Company recognized impairment of property and equipment of $352,299 due to the closing of the Company’s Dallas, Texas office as well as the restructuring and consolidation of the corporate office in Sarasota, Florida.

NOTE 4 NOTES PAYABLE

During 2003, the Company received $275,000, net of offering costs of $25,000 in the form of a 20% secured convertible debenture that matures on February 28, 2004 and is guaranteed by the Company's Chairman and Chief Executive officer. The maximum borrowings available under the debenture agreement are $750,000. The debenture is secured by all of the Company's assets and is convertible in its entirety at the option of the holder into the Company's common stock at a conversion price of $1.00. There was no beneficial conversion recognized on the issuance of the convertible notes payable as the conversion price was equal to recent cash offering price. During February 2004, the entire convertible note was repaid with cash of $275,000. At December 31, 2004, the outstanding balance on the convertible debenture was $0.

During 2003, the Company entered into a $100,000 convertible note payable in full settlement of a lawsuit. The note is non-interest bearing and was due August 11, 2004. The note is convertible at the option of the note holder at any time at the current trading price of the Company's common stock. During February 2004, the entire convertible note was repaid with cash of $100,000. At December 31, 2004, the balance on the note payable was $0.

In February 2004, the Company authorized a private debt offering of secured 12% and 15% promissory notes with due dates one year from the date of issuance, within sixty days of the Company's SB-2 becoming effective or upon the Company receiving an equity investment of at least $15,000,000. For each loan to the Company, the lender was also entitled to 20,000 shares of the Company's common stock. During the twelve months ended December 31, 2004, the Company issued an aggregate of $2,400,000 promissory notes and issued 560,000 common shares. The shares were treated as a discount to the private offering, the shares were valued at $434,000 based on the market price on the dates the funds were received and the discount is being amortized over the life of the notes. These notes secured with the assets of the Company are currently in default.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements

On February 27, 2004, the Company borrowed $500,000 under a 12% secured subordinated debenture for a maximum term of 12 months. As additional consideration, the Company issued to the holder 200,000 shares of common stock having a fair value of $284,000. The shares were treated as a discount to the debenture and the discount is being amortized over the life of the debenture. This debenture is secured with the assets of the Company and is currently in default.

On April 7, 2004, the Company borrowed $500,000 under a 15% promissory note which was initially payable on December 15, 2004 and subsequently became payable on March 31, 2005 per a conversion option agreement dated November 10, 2004 that entitles the note holder to convert the amount of the note into shares of stock at a per share price of $0.10; in addition, the note holder is entitled to a Stock Purchase Warrant for 150% of the number of shares obtained in the conversion at a warrant exercise price of $0.10. The note is secured with the assets of the Company. On March 22, 2005, the note was paid in full via a Conversion Agreement which converted the entire amount of the note into common stock at a per share price of $0.10.

On May 7, 2004, the Company borrowed $100,000 under a 15% promissory note. The note was fully paid off as of December 31, 2004.

On May 7, 2004, the Company borrowed $250,000 under a 15% promissory note which was initially payable on September 15, 2004 and was extended to April 30, 2005 per a conversion option agreement dated November 10, 2004 that entitles the note holder to convert the amount of the note into shares of stock at a per share price of $0.10. In addition, the note holder is entitled to a Stock Purchase Warrant for 200% of the number of shares obtained in the conversion at a warrant exercise price of $0.10. As additional consideration, the Company issued to the holder 100,000 shares of common stock having a fair value of $147,500. The shares were treated as a discount to the note and the discount is being amortized over the life of the note. The note is secured with the assets of the Company.

On May 19, 2004, the Company borrowed $417,260 under a 15% secured promissory note which was initially payable on June 3, 2004 but has been amended to January 15, 2005 for an additional consideration of $30,000. The additional consideration is being amortized over the life of the amendment as of December 31, 2004. This note is currently in default.

On May 28, 2004, the Company borrowed $350,000 under a 15% secured promissory note, which was payable August 1, 2004. As additional consideration, the Company issued the holder 33,000 shares of common stock having a fair value of $47,190. The shares were treated as a discount to the note and the discount is being amortized over the life of the note. The note is secured with the assets of the Company. As of December 31, 2004, this note was in default but was subsequently settled on January 6, 2005 via a Conversion Agreement which converted the entire amount of the note into common stock at a per share price of $0.10 (see Note 11).

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements

On May 28, 2004, the Company borrowed $350,000 under a 15% promissory note which was initially payable on June 8, 2004 but has been amended to January 1, 2005 for additional consideration of $30,000. The additional consideration is being amortized over the life of the amendment as of December 31, 2004. As additional consideration, the Company issued the holder 7,500 shares of common stock having a fair value of $11,025. The shares were treated as a discount to the note and the discount is being amortized over the life of the note. This note is currently in default.

On June 4, 2004, the Company borrowed $825,000 under a 15% secured convertible promissory note, which was initially due no later than June 3, 2005 but the note was amended and is now payable no later than January 15, 2005. As additional consideration, the Company issued the holder 511,000 shares of common stock having a fair value of $753,725. The shares were treated as a discount to the note and the discount is being amortized over the life of the note. The Company recognized beneficial conversion on the promissory note of $71,275. The beneficial conversion was treated as a discount to the note and the discount is being amortized over the life of the note. The note is secured with the assets of the Company. On February 11, 2005, the note was paid in full via a Conversion Agreement which converted the entire amount of the note into common stock at a per share price of $0.215.

On June 21, 2004, the Company borrowed $1,500,000 under a 15% promissory note, which was payable no later than June 22, 2005. As additional consideration, the Company issued the holder 60,000 shares of common stock having a fair value of $67,800. The shares were treated as a discount to the note and the discount is being amortized over the life of the note. As consideration for the Chief Executive Officer’s personal guaranty of note, the Company compensated the Chief Executive Officer $50,000. On April 11, 2005, the note was paid in full via a Conversion Agreement which converted the entire amount of the note into common stock at a per share price of $0.15.

On July 28, 2004, the Company borrowed $500,000 under a 15% promissory note which is payable on July 28, 2005. As consideration for a Director's personal guaranty of note, the Company issued the Director 800,000 shares of common stock having a fair value of $832,000.

On September 13, 2004, the Company borrowed $350,000 under a 15% secured promissory note, which is payable September 13, 2005. The note is secured with the assets of the Company. On January 6, 2005, the note was paid in full via a Conversion Agreement which converted the entire amount of the note into common stock at a per share price of $0.10.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements

On October 20, 2004, the Company entered into a Bridge Loan Agreement with Hazinu Ltd. pursuant to which the Lender advanced the principal amount of $300,000 to the Company on October 21, 2004 in exchange for (i) a 10% secured promissory note in such principal amount, (ii) 500,000 shares of our common stock, and (iii) warrants to purchase 500,000 shares of our common stock at an exercise price of $0.50 per share. The value of the shares and warrants of $152,500 and $147,500, respectively were treated as a discount to the note and the discount is being amortized over the life of the note. The note was due December 31, 2004 and during December 2004, the entire note was repaid with cash. At December 31, 2004, the outstanding balance on the convertible debenture was $0.

On October 27, 2004, the Company entered into a Bridge Loan Agreement with JM Investors, LLC, Fenmore Holdings, LLC, Viscount Investments Limited and Congregation Mishkan Sholom pursuant to which the Lenders advanced an aggregate principal amount of $300,000 to the Company on October 28, 2004 in exchange for (i) 10% secured promissory notes in such aggregate principal amount, (ii) 500,000 shares of our common stock and (iii) warrants to purchase an aggregate of 500,000 shares of our common stock at an exercise price of $0.50 per share. The value of the shares and warrants of $152,500 and $147,500, respectively were treated as a discount to the note and the discount is being amortized over the life of the note. The note was due December 31, 2004 and during December 2004, the entire note was repaid with cash. At December 31, 2004, the outstanding balance on the convertible debenture was $0.

On December 13, 2004, the Company entered into a Bridge Loan Agreement with 15 various entities pursuant to which the Lenders advanced an aggregate principal amount of $1,160,000 to the Company on December 16, 2004 in exchange for (i) 8% secured promissory notes in such aggregate principal amount, (ii) 250,000 shares of our common stock and (iii) warrants to purchase an aggregate of 16,312,461 shares of our common stock at exercise prices ranging from $0.10 to $1.00 per share. The value of the shares and warrants of $60,000 and $1,100,000, respectively were treated as a discount to the note and the discount is being amortized over the life of the note. The note is due December 16, 2005.

On December 28, 2004, the Company entered into a Bridge Loan Agreement with 14 various entities pursuant to which the Lenders advanced an aggregate principal amount of $1,000,000 to the Company on January 6, 2005 in exchange for (i) 8% secured promissory notes in such aggregate principal amount, (ii) 500,000 shares of our common stock and (iii) warrants to purchase an aggregate of 4,4687,485 shares of our common stock at an exercise price of $0.10 per share. The value of the shares and warrants of $370,000 and $630,000, respectively were treated as a discount to the note and the discount is being amortized over the life of the note. The note is due December 28, 2005.

Note payable - face value	$10,102,260
Note payable - discount	2,803,912

$7,298,348

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements

The discount from the face value of the promissory notes is being amortized over the life of the promissory notes as additional interest expense. During the twelve month period ended December 31, 2004, the two month period ended December 31, 2003, the period from December 9, 2002 (Inception) to October 31, 2003 and the period from December 9, 2002 (Inception) to December 31, 2004, the Company has recorded interest expense from the discounts of $2,150,588, $25,000, $0 and $2,175,588, respectively.

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

During 2003, the Company issued 1,748,380 shares of common stock for $545,717 ($0.28 per share), net of offering costs of $11,239.

During 2003, the Company issued 420,768 shares of common stock for $66,672 ($0.16 per share).

During 2004, the Company issued 6,650,000 shares of common stock for $1,662,500 ($0.25 per share).

During 2004, the Company issued 40,000 shares of common stock for cash of $100,000 ($2.50 per share).

During 2004, the Company issued 1,900,400 shares of common stock for $475,100 ($0.25 per share). In connection with this transaction, the Company issued 2,022,900 warrants to purchase common stock exercisable at a price of $0.25. The warrants are fully exercisable at any time for a period of five years after the closing date of the sale. None of the warrants were executed, forfeited or expired in 2004. Therefore, all 2,022,900 warrants were outstanding and exercisable as of December 31, 2004.

On August 26, 2004, the Company issued 100,000 shares of common stock for $200,000 ($2.00 per share).

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements

During 2004, the Company issued 1,649,635 shares of common stock for $264,075 ($0.16 per share).

(B) Stock Issued for Services

During 2002, the Company issued 2,957,376 shares of common stock for software development services valued for financial accounting purposes at $1,113,005 ($0.3775 per share) based upon recent cash offering prices.

During 2003, the Company issued 434,036 shares of common stock for software development services valued for financial accounting purposes at $138,640 ($0.3175 per share) based upon recent cash offering prices.

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

On July 28, 2004, as consideration for the Director's personal guaranty of a note payable (see Note 4), the Company issued the Director 800,000 shares of common stock having a fair value of $832,000 ($1.04 per share). These shares issued to the Director were restricted shares of common stock and, therefore, were not tradable at the time of issuance. These shares of common stock issued to the Director may become unrestricted on July 28, 2005.

During August 2004, the Company issued 1,000,000 shares to consultants for real estate service with a fair value of $1,130,000 ($1.13 per share).

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements

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

During 2004, the Company issued 1,790,000 shares of common stock to employees with a fair value of $565,500 ($0.32 per share) for bonuses. This transaction was exempt from registration under Section 4(2) of the Securities Act because it did not involve a public offering.

During 2004, the Company issued 5,199,967 shares of common stock to employees with a fair value of $1,137,099 ($0.22 per share) as regular compensation. This transaction was exempt from registration under Section 4(2) of the Securities Act because it did not involve a public offering.

During 2004, the Company issued 1,100,000 shares of common stock to executives with a fair value of $240,542 ($0.22 per share) as compensation. This transaction was exempt from registration under Section 4(2) of the Securities Act because it did not involve a public offering.

During 2004, the Company issued 3,885,410 shares of common stock for consulting services with a fair value of $812,141 ($0.21 per share). This transaction was exempt from registration under Section 4(2) of the Securities Act because it did not involve a public offering.

During 2004, the Company issued 1,350,000 shares of common stock for consulting services with a fair value of $377,500 ($0.28 per share). This transaction was exempt from registration under Section 4(2) of the Securities Act because it did not involve a public offering.

During 2004, the Company issued 150,000 shares of common stock for advisory services with a fair value of $37,500 ($0.25 per share). This transaction was exempt from registration under Section 4(2) of the Securities Act because it did not involve a public offering.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements

(C) Stock Issued for Legal Settlement

During February 2004, the Company issued 66,668 shares of common stock with a fair value of $98,335 ($1.475 per share) in partial settlement of a lawsuit.

On June 4, 2004, the Company issued 53,332 shares of common stock with a fair value of $77,565 in final settlement of a lawsuit ($1.455 per share).

(D) Stock Issued for Cash with Notes Payable

During 2004, the Company issued 560,000 shares of common stock with a fair value of $434,000 as additional consideration for a note payable. The fair value of the stock was allocated from the total proceeds received on the note payable and the resulting discount on the note payable will be amortized over the life of the note ($0.78 per share).

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

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements

During 2004, the Company issued 1,750,000 shares of common stock with a fair value of $735,000 as additional consideration for notes payable. The fair value of the stock was allocated from the total proceeds received on the note payable and the resulting discount on the note payable will be amortized over the life of the notes ($0.42 per share).

(E) Stock Issued for Cash as Interest on Notes Payable

During 2004, the Company issued 375,000 shares to note payable holders for accrued interest on the notes with a fair value of $67,500 ($0.18 per share).

(F) Stock Issued Under Loan Default Provisions

During 2004, the Company issued 74,999 shares to a note payable holder under a loan default provision with a fair value of $110,624 ($1.475 per share).

During 2004, the Company issued 75,000 shares to a note payable holder under a loan default provision with a fair value of $84,750 ($1.13 per share).

During 2004, the Company issued 80,000 shares to a note payable holder under a loan default provision with a fair value of $118,000 ($1.475 per share).

During 2004, the Company issued 603,038 shares to a note payable holder under a loan default provision with a fair value of $942,548 ($1.56 per share).

During 2004, the Company issued 955,312 shares to a note payable holder under a loan default provision with a fair value of $1,404,309 ($1.47 per share).

(G) In Kind Contribution

During 2004, 1,191,450 shares of common stock were returned to the Company by a stockholder and recorded as an In Kind Contribution.

(H) Stock Dividend

During January 2004, the Company declared a 4 for 1 common stock dividend effected to stockholders of record on January 19, 2004. Per share and weighted average share amounts have been retroactively restated in the accompanying financial statements and related notes to reflect this dividend.

(I) Stock Split

During May 2004, the Company declared a 4 for 1 common stock split effected to stockholders of record on May 5, 2004. Per share and weighted average share amounts have been retroactively restated in the accompanying financial statements and related notes to reflect this split.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements

(J) Stock Issued in Reverse Merger

On January 5, 2004, the Company issued 16,156,000 shares of common stock for all the outstanding shares of Global Business Resources.

All of these transactions were exempt from registration requirements of Section 4(2) of the Securities Act as transactions not involving a public offering.

(K) Obligation to Reserve Stock

As of December 31, 2004, the Company had an obligation to reserve 46,656,000 shares of common stock issuable upon conversion of debentures. In addition, as of December 31, 2004, the Company had outstanding options and warrants totaling 41,014,493 shares of common stock.

NOTE 6 INCOME TAXES

Income tax expense (benefit) is summarized as follows:

	Year Ended December 31, 2004	Two Months Ended December 31, 2003	December 9, 2002 (Inception) through October 31, 2003	December 9, 2002 (Inception) through December 31, 2004
Current:
Federal	$-	$-	$-	$-
State	-	-	-	-
Deferred - Federal and State	-	-	-	-

Income tax expense (benefit)	$-	$-	$-	$-

The Company's tax expense differs from the "expected" tax expense as follows:

	Year Ended December 31, 2004	Two Months Ended December 31, 2003	December 9, 2002 (Inception) through October 31, 2003	December 9, 2002 (Inception) through December 31, 2004

U.S. Federal income tax expense (benefit)	$(11,264,637)	$(203,642)	$(771,844)	$(12,240,123)
Effect on net operating loss carryforward	11,264,637	203,642	771,844	12,240,123

	$-	$-	$-	$-

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	December 31, 2004	December 31, 2003	October 31, 2003
Deferred tax assets:
Net operating loss carryforward	$12,240,123	$975,486	$771,844
Total gross deferred tax assets	12,240,123	975,486	771,844
Less valuation allowance	(12,240,123)	(975,486)	(771,884)

Net deferred tax assets	$-	$-	$-

At December 31, 2004, the Company had a net operating loss carryforward of approximately $36,000,363 for U.S. Federal income tax purposes available to offset future taxable income expiring through 2025. The net change in the valuation allowance during the year ended December 31, 2004 was an increase of $11,264,637.

NOTE 7 COMMITMENTS AND CONTINGENCIES

(A) Distribution Agreements

Riverdeep, Inc.

Infinium signed a distribution agreement with Riverdeep, Inc. ("Riverdeep") that will allow Infinium to market Riverdeep's catalog of award-winning video games and edutainment software on the Phantom Game System. The agreement expires on March 30, 2006 and authorizes Infinium to distribute Riverdeep's products, via the Phantom Game Service or pre-load, onto the Phantom Game Receiver. The titles will be available to subscribers of the Phantom Game Service on both a pay-per-play and pay-to-own basis.

The agreement with Riverdeep requires Infinium to make the following guaranteed, non-refundable, irrevocable, non-transferable license fees as follows:

March 30, 2004	$50,000
June 30, 2004	50,000
September 30, 2004	125,000

Total	$225,000

In addition, Infinium incurs license fees with respect to each unit of product distributed. These per unit license fees shall be applied against the aforementioned guaranteed license fees. Once the guaranteed license fees have been earned down and recouped by Infinium, then Infinium shall pay directly to Riverdeep the per unit license fees for every unit of product it distributes. The per unit unlimited license (pay-to-own) fee ranges from $6.50 to $28.00 per title. The per unit limited license (pay-per-play) fee equals fifty percent (50%) of Infinium's revenue realized from the limited licenses granted to end users.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements

As the Company has not commenced sales of the game system and there is no definitive way to determine the future economic benefit associated with the payments for the guaranteed license fees, the company has expensed the guaranteed license fees as incurred. From December 9, 2002 (inception) through December 31, 2004, $225,000 of guaranteed license fees had been accrued and reported on the accompanying financial statements.

In the event that the per unit license fees exceed the guaranteed license fees, those per unit license fees will be expensed as incurred. Accordingly, the corresponding revenue related to the product distribution will be recognized as earned.

The Company is currently in default of this agreement.

Codemasters Software Company Ltd.

Infinium signed a distribution agreement with The Codemasters Software Company Ltd. (“Codemasters”) that will allow Infinium to market Codemasters’ catalog of video games software on the Phantom Game System. The agreement expires on December 31, 2005 and authorizes Infinium to distribute Codemasters’ products, via the Phantom Game Service or pre-load, onto the Phantom Game Receiver. The titles will be available to subscribers of the Phantom Game Service on both a pay-per-play and pay-to-own basis.

The agreement with Codemasters requires Infinium to make the following advance royalty payments as follows:

November 21, 2004	$25,000
Upon receipt of the Licensor Deliverables	25,000

Total	$50,000

In addition, Infinium incurs royalty fees with respect to each unit of product distributed. These per unit royalty fees shall be applied against the aforementioned advance royalty payments. Once the advance royalty payments have been earned down and recouped by Infinium, then Infinium shall pay directly to Codemasters the per unit royalty fees for every unit of product it distributes. The per unit royalty fee ranges from 25% to 50% of Infinium’s net receipts with a minimum per unit royalty fee ranging from $1.25 to $7.16 per title.

As the company has not commenced sales of the game system and there is no definitive way to determine the future economic benefit associated with the advance payments, the company has expensed the advance royalty payments as incurred. From December 9, 2002 (inception) through December 31, 2004, $50,000 of guaranteed license fees had been accrued and reported on the accompanying financial statements.

In the event that the per unit royalty fees exceed the advance royalty payments, those per unit royalty fees will be expensed as incurred. Accordingly, the corresponding revenue related to the product distribution will be recognized as earned. The Company is currently in default of this agreement.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements

Atari, Inc.

Infinium signed a distribution agreement with Atari, Inc. (“Atari”) that will allow Infinium to market Atari’s catalog of video games software on the Phantom Game System. The agreement expires on September 14, 2007 and authorizes Infinium to distribute Atari’s products, via the Phantom Game Service or pre-load, onto the Phantom Game Receiver. The titles will be available to subscribers of the Phantom Game Service on both a pay-per-play and pay-to-own basis.

The agreement with Atari requires Infinium to make the following non-refundable advance royalty payments as follows:

September 19, 2004	$300,000
September 29, 2004	200,000

Total	$500,000

In addition, Infinium incurs royalty fees with respect to each unit of product distributed. These per unit royalty fees shall be applied against the aforementioned advance royalty payments. Once the advance royalty payments have been earned down and recouped by Infinium, then Infinium shall pay directly to Atari the per unit royalty fees for every unit of product it distributes. The per unit royalty fee ranges from $5.00 to $15.00 per title.

As the company has not commenced sales of the game system and there is no definitive way to determine the future economic benefit associated with the advance payments, the company has expensed the advance royalty payments as incurred. From December 9, 2002 (inception) through December 31, 2004, $500,000 of guaranteed license fees had been accrued and reported on the accompanying financial statements.

In the event that the per unit royalty fees exceed the advance royalty payments, those per unit royalty fees will be expensed as incurred. Accordingly, the corresponding revenue related to the product distribution will be recognized as earned. The Company is currently in default of this agreement.

Eidos Inc.

Infinium signed a distribution agreement with Eidos Inc. (“Eidos”) that will allow Infinium to market Eidos’s catalog of video games software on the Phantom Game System. The agreement expires on December 31, 2005 and authorizes Infinium to distribute Eidos’s products, via the Phantom Game Service or pre-load, onto the Phantom Game Receiver. The titles will be available to subscribers of the Phantom Game Service on both a pay-per-play and pay-to-own basis.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements

The agreement with Eidos requires Infinium to make the following non-refundable advance royalty payments as follows:

September 25, 2004	$62,500
Upon receipt of the Licensor Deliverables	62,500

Total	$125,000

In addition, Infinium incurs royalty fees with respect to each unit of product distributed. These per unit royalty fees shall be applied against the aforementioned advance royalty payments. Once the advance royalty payments have been earned down and recouped by Infinium, then Infinium shall pay directly to Eidos the per unit royalty fees for every unit of product it distributes. The per unit royalty fee ranges from 25% to 50% of Infinium’s net receipts

As the company has not commenced sales of the game system and there is no definitive way to determine the future economic benefit associated with the advance payments, the company has expensed the advance royalty payments as incurred. From December 9, 2002 (inception) through December 31, 2004, $125,000 of guaranteed license fees had been accrued and reported on the accompanying financial statements.

In the event that the per unit royalty fees exceed the advance royalty payments, those per unit royalty fees will be expensed as incurred. Accordingly, the corresponding revenue related to the product distribution will be recognized as earned. The Company is currently in default of this agreement.

Enlight Inc.

Infinium signed a distribution agreement with Enlight Interactive Inc. (“Enlight”) that will allow Infinium to market Enlight’s catalog of video games software on the Phantom Game System. The agreement expires on September 2, 2009 and authorizes Infinium to distribute Enlight’s products, via the Phantom Game Service or pre-load, onto the Phantom Game Receiver. The titles will be available to subscribers of the Phantom Game Service on both a pay-per-play and pay-to-own basis.

The agreement with Enlight requires Infinium to make the following non-refundable advance royalty payments as follows:

October 2, 2004	$5,000
Upon receipt of the Licensor Deliverables	5,000

Total	$10,000

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements

In addition, Infinium incurs royalty fees with respect to each unit of product distributed. These per unit royalty fees shall be applied against the aforementioned advance royalty payments. Once the advance royalty payments have been earned down and recouped by Infinium, then Infinium shall pay directly to Enlight the per unit royalty fees for every unit of product it distributes. The per unit royalty fee ranges from 30% to 50% of Infinium’s net receipts

As the company has not commenced sales of the game system and there is no definitive way to determine the future economic benefit associated with the advance payments, the company has expensed the advance royalty payments as incurred. From December 9, 2002 (inception) through December 31, 2004, $10,000 of guaranteed license fees had been accrued and reported on the accompanying financial statements.

In the event that the per unit royalty fees exceed the advance royalty payments, those per unit royalty fees will be expensed as incurred. Accordingly, the corresponding revenue related to the product distribution will be recognized as earned. The Company is currently in default of this agreement.

(B) Development Agreement

The company has a development agreement in place with BIOSTAR for the Phantom Game Receiver mainboard and graphics adapter. Terms are: $156,000 due at signing; $78,000 due before ship of pilot production units from Biostar; $78,000 due on acceptance of pilot units. The end design product will be wholly owned by the company. This work is ongoing. From December 9, 2002 (inception) through December 31, 2004, $312,000 of expenses have been accrued and reported on the accompanying financial statements. No payments have been made to Biostar.

(C) Leases

Infinium leases office space in Sarasota, Florida (starting September 18, 2003) and Seattle, Washington (starting August 1, 2004) under operating leases that expire in 2009 and 2006, respectively. Minimum future rental payments under these leases are as follows:

Year Ending December 31,	$
2005	571,893
2006	491,055
2007	309,938
2008	329,378
2009	309,355
Thereafter	-

$2,011,619

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements

The Florida lease provides for a renewal option of 5 years at a rental rate equal to the last year of the initial term with an increase equal to the Consumer Price Index not to exceed 5%. Rent expense for the year ended December 31, 2004, the two months ended December 31, 2003, the period from December 9, 2002 (Inception) to October 31, 2003 and the period from December 9, 2002 (Inception) to December 31, 2004 was $373,590, $3,859, $0 and $377,449, respectively.

(D) Litigation

On October 27, 2003, SensAble Technologies, Inc. filed a complaint against Infinium in the U.S. District Court for the District of Delaware, alleging federal trademark infringement, federal trademark dilution, federal unfair competition, and Delaware common law unfair competition regarding the trademark "Phantom". The complaint sought damages, injunctive relief against Infinium's use of the name "Phantom", surrender of the Company's website www.phantom.com withdrawal of trademark applications for the "Phantom" mark and other unspecified damages. The complaint was settled in full via a $150,000 payment to SensAble Technologies on January 10, 2005 per the Second Amendment to Concurrent Use and Settlement Agreement dated May 28, 2004. As a condition of the Second Amendment to Concurrent Use and Settlement Agreement dated May 28, 2004, Sensable Technologies returned their 120,000 shares of common stock after receipt of the $150,000 payment in 2005.

On or around November 24, 2004, SBI-USA, LLC, filed suit against us and our chief executive officer, Timothy M. Roberts, in United States District Court, Central District of California. The suit alleges breach of contract and fraud and seeks to recover damages of approximately $600,000 under a contract that we terminated with plaintiff, as well as punitive damages and attorney's fees. In connection with the breach of contract claim, the plaintiff alleges that, since March 6, 2004, we raised more than $30 million in financing and owe plaintiff 2% of all amounts received. In connection with the fraud claim, plaintiff claims that we represented that plaintiff would be our exclusive investment banker during the term of the agreement with plaintiff, and that we hired a competing firm. Prior to filing suit, plaintiff demanded that we pay approximately $66,000 in unpaid expenses as full compensation for amounts due under the agreement. Shortly following our refusal to do so absent documentation of the claimed expenses, plaintiff initiated this suit. Our counsel has advised us that this suit is completely meritless and we intend to vigorously defend it.

A default to the suit was entered against Timothy Roberts on January 5, 2005, but no default judgment has been entered. A motion to set aside the default was filed on February 7, 2005 and set to be heard on March 21, 2005. The motion seeks to set aside the default based on both lack of personal jurisdiction against Mr. Roberts as well as for good cause to set aside the default. The complaint was settled in full via a $55,000 payment to SBI-USA, LLC on April 4, 2005. As of December 31, 2004, the Company has accrued expenses of $55,000 for this settlement.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements

KB Networks, Inc., Kyle Bennett and Steve Lynch v. Infinium Labs, Inc. and Timothy Roberts was filed on February 27, 2004 in the United States District Court for the Northern District of Texas, Dallas Division. The case bore the Cause Number 3:04-CV-423-D.

The parties to the proceeding are identified in the style set forth above. The Complaint asserted only claims for declaratory relief. In this regard, the Complaint did not seek any compensatory damages whatsoever. The subject matter of the Complaint arose out of the publication by the Plaintiffs of an article about the Defendants on a website maintained by the Plaintiffs. That publication took place on September 17, 2003. Defendants sent the Plaintiffs cease and desist letters asserting that the article was defamatory in a number of respects. Defendants also asserted that the use of Infinium Labs, Inc.’s registered marks constituted a violation of the Lanham Act and otherwise constituted trademark infringement. The Original Declaratory Judgment Complaint was filed in order to obtain a declaratory judgment that the publication of the article was not defamatory and that the Plaintiffs’ use of Infinium Labs, Inc.’s trademarks in connection with the article did not constitute infringement and was an act of fair use.

Rather than respond to the Complaint, Defendants filed a Motion to Dismiss the Complaint asserting that the Court lacked both subject matter and personal jurisdiction. However, rather than provide a timely ruling on the Motion to Dismiss, the Court allowed the Plaintiffs to engage in discovery related to the question of personal jurisdiction. However, the Plaintiffs’ tactics during this discovery phase of the action were extremely burdensome and expensive. Accordingly, the decision was made to terminate the litigation by consenting to the exercise of personal jurisdiction and responding to the Complaint in such a way as to concede that the article did not give rise to any liability for the Plaintiffs as a result of its publication. As a result, the District Court entered a declaratory judgment declaring that the Plaintiffs were not liable to the Defendants as a result of the publication of the article.

During the dismissal process, the Plaintiffs asserted a right to recover sanctions against the Defendants for their conduct during the discovery phase of the litigation. The Plaintiffs asserted a sanction claim in the approximate amount of $100,000. Rather than continue to litigate the question of sanctions, the company agreed to pay the Plaintiffs the sum of $50,000 to completely terminate the litigation. As a result, the final declaratory judgment was ultimately entered terminating the litigation with prejudice. In this regard, the Agreed Declaratory Judgment terminating the litigation in all respects was entered by the Court on February 16, 2005. As of December 31, 2004, the Company has accrued expenses of $50,000 for this settlement.

A confidential, non-public SEC investigation entitled “In re Certain Fax Blasts” is ongoing. The Company has provided documents in response to SEC subpoenas, and two Company employees, including the CEO, have testified in the investigation concerning, among other things, events at the Company. The Company’s response to the SEC subpoenas is continuing.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements

Except as described above and as of December 31, 2004, we are not a party to any litigation other than litigation arising in the ordinary course of its business, which is not expected to have a material adverse effect on its financial condition or results of operations and has not accrued any amounts relating to any litigation.

(E) Employment Agreements

On September 17, 2004, Infinium Labs, Inc. entered into an employment agreement with Timothy M. Roberts, Chief Executive Officer. The agreement is for a one year term and sets Mr. Roberts’ salary at $150,000 per year, automatically increasing to $250,000 per year when the Company’s stockholders’ equity equals or exceeds $5,000,000.

On November 1, 2003, Infinium Labs, Inc. entered into an employment agreement with Kevin Bachus, President and Chief Operating Officer. Per the agreement, Mr. Bachus’ salary is $200,000 per year from November 1, 2003 through April 30, 2004 and, thereafter, increased to $250,000 per year.

On June 1, 2004, Infinium Labs, Inc. entered into a revised employment agreement with Richard S. Skoba, Executive Vice President of Sales and Business Development, that supersedes in its entirety an original employment agreement with Infinium Labs Corporation dated January 3, 2003. The revised agreement sets January 3, 2004 as the effective date of hire and the initial salary is $125,000 per year. Effective February 4, 2004, Mr. Skoba's salary automatically increased to $175,000 per year. Effective June 1, 2004, Mr. Skoba received monthly increases to his salary for five months, in equal installments, until reaching $225,000 per year. Upon termination by us without cause, Mr. Skoba will be entitled to six months' salary and benefits.

On January 15, 2004, Infinium Labs, Inc. entered into an employment agreement with Tyrol Graham, Vice President of Product Development. Per the agreement, Mr. Graham’s salary is $150,000 per year and grants Mr. Graham the option to purchase 150,000 shares of the Company’s common stock pursuant to the Company’s stock option plan and the eligibility to participate in the Company’s MBO Plan for a maximum of 400,000 additional shares of common stock to be awarded pursuant to the Company’s Incentive Stock Option Plan.

On May 24, 2004, Infinium Labs, Inc. entered into an employment agreement with Andrew Schneider, Senior Vice President of Marketing. Per the agreement, Mr. Schneider’s salary is $190,000 per year and grants Mr. Schneider the option to purchase 300,000 shares of the Company’s common stock, of which, 20% vested on Mr. Schneider’s first day of employment.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements

(F) Licenses

We have entered into agreements with a number of publishers to provide content for our Phantom Game Service. These agreements provide that we pay an advance to each publisher, which is recoupable by us against future royalties payable to these publishers under their respective agreements. We currently owe an aggregate of $885,000 to these publishers pursuant to these agreements and if we fail to pay these advances, these agreements may be terminated.

    NOTE 8 STOCK OPTIONS AND WARRANTS

(A) Stock Options Issued Under Qualified Stock Option Plan

Under the 2004 Incentive Stock Option Plan, the Company may grant incentive stock options to its employees, officers, directors, and consultants of the Company to purchase up to 25,000,000 shares of common stock. Under the plan, the exercise price of each option equals or exceeds the market price of the Company’s stock on the date of grant, and the options’ maximum term is five years. Options are granted at various times and are exercisable per a 36 month vesting period.

During 2004, the Company granted 18,505,000 stock options to certain employees during the year ended December 31, 2004. The Company applies APB Opinion No. 25 and related interpretations in accounting for stock options issued to employees. Accordingly, no compensation cost has been recognized for options issued to employees. Had compensation cost been determined based on the fair market value at the grant date, consistent with SFAS 123, the Company’s net income (loss) would have changed to the pro-forma amounts indicated below.

		Year Ended December 31, 2004	Two Months Ended December 31, 2003	December 9, 2002 (Inception) through October 31, 2003	December 9, 2002 (Inception) through December 31, 2004
Net loss available to common shareholders	As Reported	$(33,131,286)	$(598,948)	$(2,270,129)	$(36,000,363)
	Pro Forma	$(40,250,036)	$(598,948)	$(2,270,129)	$(43,119,113)

Basic and diluted loss per share	As Reported	$(0.33)	$(0.01)	$(0.04)	$(0.45)
	Pro Forma	$(0.40)	$(0.01)	$(0.04)	$(0.54)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2004: dividend yield of zero; expected volatility of 187%, risk-free interest rate of 3.86%; expected life of five years for the plan. The cost of the options was calculated based on the amount of vested shares as the vesting period is the same as the service period of the options (3 years). Based on the common stock share price, the weighted average shares equal the primary EPS on the income statement for the year ended December 31, 2004, the two months ended December 31, 2003, from December 9, 2002 (Inception) through October 31, 2003 and from December 9, 2002 (Inception) through December 31, 2004 of $(0.33), $(0.01), $(0.04) and $(0.45), respectively.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements

A summary of the status of Company’s fixed stock option plan as of December 31, 2004 and 2003, and the changes during the years then ended is presented below:

	December 31, 2004		December 31, 2003
Fixed Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	-	$-	-	$-
Cancelled	-	$-	-	$-
Granted	18,505,000	$1.43	-	$-
Forfeited	3,355,000	$1.43	-	$-
Expired	-	$-	-	$-
Exercised	-	$-	-	$-
Outstanding at end of period	15,150,000	$1.43	-	$-

Options exercisable at period end	5,184,862		-

Weighted average fair value of options granted to employees during the year	$1.43		$-

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2004	Weighted Average Exercise Price

$0.00 - 0.99	-	-	$-	-	$-
1.00 - 1.99	15,150,000	4.5	1.43	5,184,862	1.43
	15,150,000	4.5	$1.43	5,184,862	$1.43

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2003	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2003	Weighted Average Exercise Price

$0.00 - 0.99	-	-	$-	-	$-
1.00 - 1.99	-	-	-	-	-
	-	-	$-	-	$-

During the period ended October 31, 2003, the Company had no Stock Option Plan in place.

(B) Warrants Issued and Outstanding

	December 31, 2004	December 31, 2003	October 31, 2003
Warrants for common stock issued to investors. The term of the warrants are five years expiring November 10, 2009. The warrants are exercisable at $0.25 per share	5,107,081	-	-

Warrants for common stock issued to an investor. The term of the warrants are five years expiring November 10, 2009. The warrants are exercisable at $0.10 per share.	8,722,604	-	-

Warrants for common stock issued to note holders. The term of the warrants are five years expiring October 22, 2009. The warrants are exercisable at $0.50 per share.	500,000	-	-

Warrants for common stock issued to note holders. The term of the warrants are five years expiring October 27, 2009. The warrants are exercisable at $0.50 per share.	500,000	-	-

Warrants for common stock issued to note holders. The term of the warrants are five years expiring December 31, 2009. The warrants are exercisable at $0.26667 per share.	5,437,487	-	-

Warrants for common stock issued to note holders. The term of the warrants are five years expiring December 31, 2009. The warrants are exercisable at $0.75 per share.	5,437,487	-	-

Warrants for common stock issued to note holders. The term of the warrants are five years expiring December 31, 2009. The warrants are exercisable at $1.00 per share.	5,437,487	-	-

Warrants for common stock issued to note holders. The term of the warrants are five years expiring December 31, 2009. The warrants are exercisable at $0.10 per share.	4,687,485	-	-

Total	35,829,631	-	-

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements

NOTE 9 GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no sales and has recurring losses from inception of $36,000,363, has a working capital deficiency of $12,223,911, a stockholders deficiency of $11,468,854 and has a negative cash flow from operations of $11,996,783. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its business plan provide the opportunity for the Company to continue as a going concern.

NOTE 10 RELATED PARTY TRANSACTIONS

The Company issued a director 800,000 shares of common stock as consideration for the director's personal guaranty of a $500,000 note payable secured by a real estate mortgage encumbering the director's residence.

The Company compensated the Chief Executive Officer $50,000 as consideration for the Chief Executive Officer's personal guaranty of a $1,500,000 note payable secured by a real estate mortgage encumbering the Chief Executive Officer's residence.

NOTE 11 SUBSEQUENT EVENTS

(A) Notes Payable

On January 27, 2005, the Company borrowed $300,000 Timothy Roberts, the Company’s Chief Executive Officer, under a 15% promissory note, which is payable no later than April 27, 2005.

On January 28, 2005, the Company borrowed $118,000 under a 15% promissory note, which is payable no later than April 30, 2005.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements

On January 31, 2005, the Company borrowed $175,000 under a 15% promissory note, which is payable no later than May 10, 2005.

On January 31, 2005, the Company borrowed $100,000 under a 15% promissory note, which is payable no later than May 10, 2005.

On February 3, 2005, the Company borrowed $100,000 under a 15% promissory note, which is payable no later than May 10, 2005.

On March 9, 2005, the Company borrowed $400,000 under a 10% promissory note, which is payable no later than April 15, 2005.

On March 21, 2005, the Company borrowed $200,000 under a 17% promissory note, which is payable no later than May 10, 2005.

(B) Common Stock Issuances

During 2005, the Company issued 2,747,632 shares of common stock for consulting services with a fair value of $931,805 ($0.34 per share). These transactions were exempt from registration under Section 4(2) of the Securities Act because it did not involve a public offering.

During 2005, the Company issued 1,465,000 shares of common stock to employees with a fair value of $767,850 ($0.52 per share). These transactions were exempt from registration under Section 4(2) of the Securities Act because it did not involve a public offering.

On January 6, 2005, the Company issued 7,043,750 shares of common stock to convert a note payable with a fair value of $704,375 ($0.10 per share). There was no gain or loss on the conversion of this note. This transaction was exempt from registration under Section 4(2) of the Securities Act because it did not involve a public offering.

On February 11, 2005, the Company issued 4,925,291 shares of common stock to convert a note payable with a fair value of $1,058,938 ($0.215 per share). There was no gain or loss on the conversion of this note. This transaction was exempt from registration under Section 4(2) of the Securities Act because it did not involve a public offering.

On March 22, 2005, the Company issued 5,815,069 shares of common stock to convert a note payable with a fair value of $581,507 ($0.10 per share). There was no gain or loss on the conversion of this note. This transaction was exempt from registration under Section 4(2) of the Securities Act because it did not involve a public offering.

On April 11, 2005, the Company issued 7,825,000 shares of common stock to convert a note payable with a fair value of $1,565,000 ($0.15 per share). There was no gain or loss on the conversion of this note. This transaction was exempt from registration under Section 4(2) of the Securities Act because it did not involve a public offering.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements

During April 2005, the Company issued 816,952 shares of common stock for consulting services with a fair value of $200,323 ($0.25 per share). These transactions were exempt from registration under Section 4(2) of the Securities Act because it did not involve a public offering.

During April 2005, the Company issued 100,000 shares of common stock to an employee with a fair value of $26,000 ($0.26 per share). This transaction was exempt from registration under Section 4(2) of the Securities Act because it did not involve a public offering.

(C) Stock Returned per Legal Settlement

During 2005, Sensable Technologies returned their 120,000 shares of common stock after the Company’s receipt of the $150,000 payment from Sensable Technologies as a specified in the Second Amendment to Concurrent Use and Settlement Agreement dated May 28, 2004.

(D) Amendment to Articles of Incorporation

During 2005, the Company amended its Articles of Incorporation to provide for an increase in its authorized share capital. The authorized capital stock increased to 600,000,000 common shares at a par value of $0.0001 per share.