Form 10QSB
period 2005-03-31
INFINIUM LABS INC
filed 2005-05-23
CIK 1145019

    OMB APPROVAL
OMB Number: 3235-0416
Expires: February 28, 2006
Estimated average burden
hours per response 182.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period from January 1, 2005 to March 31, 2005

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________  to ____________

Commission File Number: 000-50535

INFINIUM LABS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	65-1048794
(State or other jurisdiction Identification No.)	(IRS Employer of incorporation or organization)

2033 Main Street, Suite 309, Sarasota, Florida	34237
(Address of Principal Executive Offices)	(Zip Code)

(941) 556-8000
Issuer’s telephone number, including area code

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

As of May 4, 2005, we currently have outstanding 156,902,567 shares of our common stock and have 339 shareholders of record as confirmed by our transfer agent, Corporate Stock Transfer.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

SEC 2334 (8-03) Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2005

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	3	Consolidated Balance Sheets as of March 31, 2005 (Unaudited) and December 31, 2004

PAGE	4
Consolidated Statements of Operations for the Three Months Ended March 31, 2005, for the Three Months Ended March 31, 2004 and for the Period from December 9, 2002 (Inception) through March 31, 2005 (Unaudited)

PAGES	5 - 9	Consolidated Statement of Changes in Stockholders’ Deficiency for the Period from December 9, 2002 (Inception) through March 31, 2005 (Unaudited)

PAGES	10
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005, for the Three Months Ended March 31, 2004 and for the Period from December 9, 2002 (Inception) through March 31, 2005 (Unaudited)

PAGES	11 - 37	Notes to Consolidated Financial Statements (Unaudited)

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Balance Sheets

ASSETS
	March 31, 2005 (Unaudited)	December 31, 2004
Current Assets:
Cash	$1,988	$4,102
Restricted Cash	-	894,910
Prepaid Expenses	22,244	-
Other Receivable	1,465	407
Total Current Assets	25,697	899,419

Property and Equipment, Net	432,170	475,122

Other Assets:
Deposits	5,250	5,440
Intangible asset, net (Note 2)	242,001	256,495
Total Other Assets	247,251	261,935

Total Assets	$705,118	$1,636,476

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable	$3,845,770	$4,583,885
Accrued interest expense	473,666	301,415
Other accrued expense	117,783	105,000
Accrued payroll and payroll taxes	1,151,834	834,682
Promissory notes, net (Note 2)	7,730,875	7,298,348

Total Current Liabilities	13,319,928	13,123,330

Commitments and Contingencies	-	-

Stockholders’ Deficiency:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 143,087,397 and 121,090,655 shares issued and outstanding, respectively (Note 3)	14,309	12,109
Additional paid-in capital (Note 3)	37,457,617	24,523,917
Subscription receivable	(22,517)	(22,517)
Accumulated deficit during development stage	(50,064,219)	(36,000,363)

Total Stockholders’ Deficiency	(12,614,810)	(11,486,854)

Total Liabilities and Stockholders’ Deficiency	$705,118	$1,636,476

See accompanying Notes to Consolidated Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31, 2005	For the Three Months Ended March 31, 2004	For the Period from December 9, 2002 (Inception) to March 31, 2005

Operating Expenses:
Development costs	$-	$507,810	$3,536,204
Advertising	132,969	48,776	1,721,525
Salary expense	1,044,252	445,110	7,821,128
Professional fees	582,188	986,147	4,286,791
Consultants	1,342,499	3,143,187	11,448,866
Impairment of assets	-	-	352,299
General and administrative	552,146	1,023,207	4,783,052
Total Operating Expenses	3,654,054	6,154,237	33,949,865
Net Loss from Operations	(3,654,054)	(6,154,237)	(33,949,865)

Other Income (Expense):
Other income	-	-	1,934
Loss on sale of equipment	-	-	(448)
Loss on conversion of notes	(8,476,455)	-	(8,476,455)
Interest expense	(1,933,347)	(83,745)	(7,639,385)
Total Other Income (Expense)	(10,409,802)	(83,745)	(16,114,354)

Loss before Income Taxes	(14,063,856)	(6,237,982)	(50,064,219)

Income Taxes	-	-	-

Net Loss	$(14,063,856)	$(6,237,982)	$(50,064,219)

Per Common Share

Loss per common share - basic and diluted	$(0.11)	$(0.07)	$(0.59)

Weighted average - basic and diluted	132,026,521	89,826,588	84,866,796

See accompanying Notes to Consolidated Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders’ Deficiency
For the Period from December 9, 2002 (Inception) to March 31, 2005
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Total

Stock issued to founders ($0.0004 per share)	-	$-	58,189,728	$5,819	$12,703	$-	$(18,517)	$5

Stock issued for cash ($0.12 per share)	-	-	4,423,012	442	526,261	-	-	526,703

Stock issued for services ($0.3775 per share)	-	-	2,957,376	296	1,112,709	-	-	1,113,005

Net loss for the period from December 9, 2002 (inception) to October 31, 2003	-	-	-	-	-	(2,270,129)	-	(2,270,129)

Balance, October 31, 2003	-	-	65,570,116	6,557	1,651,673	(2,270,129)	(18,517)	(630,416)

Stock issued for cash ($0.28 per share)	-	-	2,169,148	217	612,172	-	(145,000)	467,389

Stock issued for signage rights ($0.3175 per share)	-	-	942,600	94	299,906	-	-	300,000

Stock issued for services ($0.3175 per share)	-	-	434,036	43	138,597	-	-	138,640

Net loss for the two months ended December 31, 2003	-	-	-	-	-	(598,948)	-	(598,948)

Balance, December 31, 2003	-	-	69,115,900	6,911	2,702,348	(2,869,077)	(163,517)	(323,335)

Recapitalization of Global Business Resources	-	-	16,156,000	1,615	(1,615)	-	-	-

Shares issued for cash ($0.25 per share)	-	-	6,650,000	665	1,661,835	-	-	1,662,500

Shares issued for cash ($0.257 per share)	-	-	-	-	-	-	141,000	141,000

Shares issued with note payable ($0.78 per share)	-	-	560,000	56	433,944	-	-	434,000

Shares issued for legal settlement ($1.475 per share)	-	-	66,668	7	98,328	-	-	98,335

Shares issued for services ($1.475 per share)	-	-	1,750,000	175	2,581,075	-	-	2,581,250

Shares issued with note payable ($1.47 per share)	-	-	7,500	-	11,025	-	-	11,025

See accompanying Notes to Consolidated Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders’ Deficiency
For the Period from December 9, 2002 (Inception) to March 31, 2005
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Total

Shares issued with note payable ($1.42 per share)	-	-	200,000	20	283,980	-	-	284,000

Shares issued with note payable ($1.475 per share)	-	-	100,000	10	147,490	-	-	147,500

Shares issued with note payable ($1.13 per share)	-	-	60,000	6	67,794	-	-	67,800

Shares issued with note payable ($1.43 per share)	-	-	33,000	3	47,187	-	-	47,190

Shares issued with note payable ($1.475 per share)	-	-	511,000	51	753,674	-	-	753,725

Shares issued for loan default penalty ($1.475 per share)	-	-	74,999	8	110,616	-	-	110,624

Shares issued for loan default penalty ($1.13 per share)	-	-	75,000	8	84,742	-	-	84,750

Shares issued for loan default penalty ($1.475 per share)	-	-	80,000	8	117,992	-	-	118,000

Shares issued for loan default penalty ($1.56 per share)	-	-	603,038	61	942,487	-	-	942,548

Shares issued for loan default penalty ($1.47 per share)	-	-	955,312	96	1,404,213	-	-	1,404,309

Shares issued for cash ($2.50 per share)	-	-	40,000	4	99,996	-	-	100,000

Shares issued for legal settlement ($1.455 per share)	-	-	53,332	5	77,560	-	-	77,565

Shares issued for cash ($2.00 per share)	-	-	100,000	10	199,990	-	-	200,000

See accompanying Notes to Consolidated Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders’ Deficiency
For the Period from December 9, 2002 (Inception) to March 31, 2005
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Total

Shares issued to consultants for services ($1.44 per share)	-	-	830,000	83	1,195,117	-	-	1,195,200

Shares issued to consultants for services ($1.475 per share)	-	-	100,000	10	147,490	-	-	147,500

Shares issued to consultants for services ($1.60 per share)	-	-	279,260	28	446,788	-	-	446,816

Shares issued to consultants for services ($0.92 per share)	-	-	440,000	44	404,756	-	-	404,800

Beneficial conversion of promissory notes at $0.75 per share	-	-	-	-	71,275	-	-	71,275

Shares issued for loan guaranty ($1.04 per share)	-	-	800,000	80	831,920	-	-	832,000

Shares issued to consultants ($1.13 per share)	-	-	1,000,000	100	1,129,900	-	-	1,130,000

Shares issued to consultants for services ($0.64 per share)	-	-	21,460	2	13,732	-	-	13,734

Shares issued to consultants for services ($0.61 per share)	-	-	200,000	20	121,980	-	-	122,000

Shares issued to consultants for services ($0.60 per share)	-	-	36,000	4	21,416	-	-	21,420

Shares issued to consultants for services ($0.60 per share)	-	-	1,933,224	193	1,162,251	-	-	1,162,444

Shares issued to employees ($0.33 per share)	-	-	300,000	30	98,970	-	-	99,000

Shares issued for cash ($0.25 per share)	-	-	1,900,400	190	474,910	-	-	475,100

See accompanying Notes to Consolidated Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders’ Deficiency
For the Period from December 9, 2002 (Inception) to March 31, 2005
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Total

Shares issued to employees ($0.32 per share)	-	-	1,790,000	179	565,321	-	-	565,500

Shares issued to employees ($0.22 per share)	-	-	5,199,967	520	1,136,579	-	-	1,137,099

Shares issued to executives ($0.22 per share)	-	-	1,100,000	110	240,432	-	-	240,542

Shares issued to consultants for services ($0.21 per share)	-	-	3,885,410	388	811,753	-	-	812,141

Shares issued with notes payable ($0.42 per share)	-	-	1,750,000	175	734,825	-	-	735,000

Shares issued to consultants for services ($0.28 per share)	-	-	1,350,000	135	377,365	-	-	377,500

Shares issued for interest ($0.18 per share)	-	-	375,000	38	67,462	-	-	67,500

Shares issued for services ($0.25 per share)	-	-	150,000	15	37,485	-	-	37,500

Shares issued for cash ($0.16 per share)	-	-	1,649,635	165	263,910	-	-	264,075

Beneficial conversion of promissory notes at $0.10 per share	-	-	-	-	318,500	-	-	318,500

Fair value of warrants issued in conjunction with promissory notes ranging from $0.10 per share to $1.00 per share	-	-	-	-	2,025,000	-	-	2,025,000

Shares contributed in kind	-	-	(1,191,450)	(119)	119	-	-	-

Net loss, December 31, 2004	-	-	-	-	-	(33,131,286)	-	(33,131,286)

Balance, December 31, 2004	-	-	121,090,655	12,109	24,523,917	(36,000,363)	(22,517)	(11,486,854)

See accompanying Notes to Consolidated Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders’ Deficiency
For the Period from December 9, 2002 (Inception) to March 31, 2005
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Total
Shares issued to Director for services ($1.59 per share)	-	-	40,000	4	63,596	-	-	63,600

Shares issued to consultants for services ($0.87 per share)	-	-	125,179	13	108,916	-	-	108,929

Shares issued to convert note payable ($1.18 per share)	-	-	7,043,750	704	8,310,921	-	-	8,311,625

Shares issued to consultants for services ($0.54 per share)	-	-	1,200,000	120	647,880	-	-	648,000

Shares issued to convert note payable ($0.365 per share)	-	-	4,925,291	493	1,797,238	-	-	1,797,731

Shares issued to consultants for services ($0.32 per share)	-	-	1,722,453	172	558,675	-	-	558,847

Shares issued to employees ($0.25 per share)	-	-	225,000	22	56,228	-	-	56,250

Shares issued to convert note payable ($0.122 per share)	-	-	5,815,069	582	711,336	-	-	711,918

Shares issued to consultant for services ($0.32 per share)	-	-	100,000	10	31,990	-	-	32,000

Shares issued to Director for services ($0.34 per share)	-	-	800,000	80	271,920	-	-	272,000

Beneficial conversion of promissory notes	-	-	-	-	375,000	-	-	375,000

Net loss for the three months ended March 31, 2005	-	-	-	-	-	(14,063,856)	-	(14,063,856)

BALANCE, MARCH 31, 2005	-	$-	143,087,397	$14,309	$37,457,617	$(50,064,219)	$(22,517)	$(12,614,810)

See accompanying Notes to Consolidated Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Cash Flows
(Unaudited)

	For the Three Months Ended March 31, 2005	For the Three Months Ended March 31, 2004	For the Period from December 9, 2002 (Inception) to March 31, 2005
Cash Flows from Operating Activities:
Net loss	$(14,063,856)	$(6,237,982)	$(50,064,219)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	57,445	12,766	231,793
Impairment of assets	-	-	352,299
Loss on disposal of assets	-	-	448
Common stock issued for services	1,683,376	2,679,585	11,387,366
Common Stock issued to employees	56,250	-	2,098,391
Common stock issued for legal settlements	-	-	175,900
Common stock issued for interest	319,818	-	3,047,549
Common stock issued for loan guarantee	-	-	832,000
Loss on conversion of notes payable	8,476,455	-	8,476,455
Amortization of interest expense	1,422,527	56,750	3,598,115
Changes in operating assets and liabilities:
Decrease (increase) in current assets:
Other receivables	(1,057)	130,350	(1,464)
Deposits	190	(71,534)	(5,250)
Prepaid expense	(22,244)	(921,523)	(22,244)
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	(235,928)	1,148,769	5,589,054
Net Cash Used in Operating Activities	(2,307,024)	(3,202,819)	(14,303,807)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	(172,843)	(970,467)
Sale of property and equipment	-	-	11,755
(Increase) decrease in restricted cash	894,910	-	-
Net Cash Provided (Used) in Investing Activities	894,910	(172,843)	(958,712)

Cash Flows from Financing Activities:
Repayments of notes payable	-	(375,000)	(1,075,000)
Proceeds from stockholder	-	-	4,940
Payments to stockholder	-	(4,940)	(4,940)
Proceeds from sale of common stock, net	375,000	2,016,500	9,106,747
Promissory note	1,035,000	2,046,000	7,232,760
Net Cash Provided by Financing Activities	1,410,000	3,682,560	15,264,507

NET INCREASE (DECREASE) IN CASH	(2,114)	306,898	1,988

CASH AT BEGINNING OF PERIOD	4,102	45,852	-

CASH AT END OF PERIOD	$1,988	$352,750	$1,988

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$18,750	$26,995	$533,838

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
During 2003, the Company issued 235,600 shares of common stock with a fair value of $300,000 for intangible signage rights.
During the first quarter of 2005, the Company issued 15,837,210 shares of common stock to convert three notes payable aggregating $2,025,000.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
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

(B) Basis of Presentation

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

(D) Consolidation

The accompanying March 31, 2005 and 2004 consolidated financial statements include the accounts of Infinium Labs, Inc. and its wholly owned subsidiary, Infinium Labs Operating Corporation. Intercompany transactions and balances have been eliminated in consolidation.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

(E) Research and Development Costs

The Company’s software products reach technological feasibility shortly before the products are released for manufacturing. Costs incurred after technological feasibility is established are not material, and accordingly, the Company expenses all research and development costs when incurred.

(F) Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful life of three to seven years. Various note holders have a security interest in the Company’s assets.

(G) Income Taxes

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

(H) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by statement of Financial Accounting Standards “SFAS” No. 128, “Earnings per Share.” For the three months ended March 31, 2005, the three months ended March 31, 2004, and the period from December 9, 2002 (Inception) through March 31, 2005, the effect of common share equivalents was anti-dilutive and not included in the calculation of diluted net loss per common share.

(I) Advertising

Advertising costs are expensed either in the periods in which those costs are incurred or the first time the advertising takes place. For the three months ended March 31, 2005, the three months ended March 31, 2004 and the period from December 9, 2002 (Inception) to March 31, 2005 the company incurred advertising costs of $132,969, $48,776 and $1,721,525, respectively.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

(J) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(K) Recent Accounting Pronouncements

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

(L) Cash and Cash Equivalents

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

(M) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At March 31, 2005, the Company had no cash in excess of FDIC insurance limits.

(N) Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, receivables, accrued expenses and notes payable approximate fair value based on the short-term maturity of these instruments.

(O) Stock Based Compensation

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

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

(P) Long-Lived Assets, Goodwill and Intangible Assets

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

NOTE 2 NOTES PAYABLE

During 2003, the Company received $275,000, net of offering costs of $25,000 in the form of a 20% secured convertible debenture that matures on February 28, 2004 and is guaranteed by the Company's Chairman and Chief Executive officer. The maximum borrowings available under the debenture agreement are $750,000. The debenture is secured by all of the Company's assets and is convertible in its entirety at the option of the holder into the Company's common stock at a conversion price of $1.00. There was no beneficial conversion recognized on the issuance of the convertible notes payable as the conversion price was equal to recent cash offering price. During February 2004, the entire convertible note was repaid with cash of $275,000. At March 31, 2005, the outstanding balance on the convertible debenture was $0.

During 2003, the Company entered into a $100,000 convertible note payable in full settlement of a lawsuit. The note is non-interest bearing and was due August 11, 2004. The note is convertible at the option of the note holder at any time at the current trading price of the Company's common stock. During February 2004, the entire convertible note was repaid with cash of $100,000. At March 31, 2005, the balance on the note payable was $0.

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

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

On April 7, 2004, the Company borrowed $500,000 under a 15% promissory note which was initially payable on December 15, 2004 and subsequently became payable on March 31, 2005 per a conversion option agreement dated November 10, 2004 that entitles the note holder to convert the amount of the note into shares of stock at a per share price of $0.10; in addition, the note holder is entitled to a Stock Purchase Warrant for 200% of the number of shares obtained in the conversion at a warrant exercise price of $0.10. The note is secured with the assets of the Company. On March 22, 2005, the note was paid in full via a Conversion Agreement which converted the entire amount of the note into common stock at a per share price of $0.10 and the Company issued 11,630,138 warrants exercisable at $0.10 per share. The Company recognized a loss on the conversion of $130,411.

On May 7, 2004, the Company borrowed $100,000 under a 15% promissory note. As additional consideration, the Company issued the holder 40,000 shares of common stock having a fair value of $55,200. The shares were treated as a discount to the note and the discount is being amortized over the life of the note. The note was fully paid off as of March 31, 2005.

On May 7, 2004, the Company borrowed $250,000 under a 15% promissory note which was initially payable on September 15, 2004 and was extended to April 30, 2005 per a conversion option agreement dated November 10, 2004 that entitles the note holder to convert the amount of the note into shares of stock at a per share price of $0.10. In addition, the note holder is entitled to a Stock Purchase Warrant for 200% of the number of shares obtained in the conversion at a warrant exercise price of $0.10. As additional consideration, the Company issued to the holder 100,000 shares of common stock having a fair value of $147,500. The shares were treated as a discount to the note and the discount is being amortized over the life of the note. The note is secured with the assets of the Company. The principal and accrued interest due on this note as of March 31, 2005 was $288,116 and the entire amount of the note was converted into common stock during May 2005 (see Note 9).

On May 19, 2004, the Company borrowed $417,260 under a 15% secured promissory note which was initially payable on June 3, 2004 but has been amended to January 15, 2005 for an additional consideration of $30,000. The additional consideration was amortized over the life of the amendment. This note is currently in default.

On May 28, 2004, the Company borrowed $350,000 under a 15% secured promissory note, which was payable August 1, 2004. As additional consideration, the Company issued the holder 33,000 shares of common stock having a fair value of $47,190. The shares were treated as a discount to the note and the discount is being amortized over the life of the note. The note is secured with the assets of the Company. This note was settled on January 6, 2005 via a Conversion Agreement which converted the entire amount of the note into common stock at a per share price of $0.10. The Company recognized a loss on the conversion of $3,803,625.

On May 28, 2004, the Company borrowed $350,000 under a 15% promissory note which was initially payable on June 8, 2004 but has been amended to January 1, 2005 for additional consideration of $30,000. The additional consideration was amortized over the life of the amendment. As additional consideration, the Company issued the holder 7,500 shares of common stock having a fair value of $11,025. The shares were treated as a discount to the note and the discount is being amortized over the life of the note. This note is currently in default.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

On June 4, 2004, the Company borrowed $825,000 under a 15% secured convertible promissory note, which was initially due no later than June 3, 2005 but the note was amended and is now payable no later than January 15, 2005. As additional consideration, the Company issued the holder 511,000 shares of common stock having a fair value of $753,725. The shares were treated as a discount to the note and the discount is being amortized over the life of the note. The Company recognized beneficial conversion on the promissory note of $71,275. The beneficial conversion was treated as a discount to the note and the discount is being amortized over the life of the note. The note is secured with the assets of the Company. On February 11, 2005, the note was paid in full via a Conversion Agreement which converted the entire amount of the note into common stock at a per share price of $0.215. The Company recognized a loss on the conversion of $738,794.

On June 21, 2004, the Company borrowed $1,500,000 under a 15% promissory note, which was payable no later than June 22, 2005. As additional consideration, the Company issued the holder 60,000 shares of common stock having a fair value of $67,800. The shares were treated as a discount to the note and the discount is being amortized over the life of the note. As consideration for the Chief Executive Officer’s personal guaranty of note, the Company compensated the Chief Executive Officer $50,000. The principal and accrued interest due on this note as of March 31, 2005 was $1,565,000 and the entire amount of the note was converted into common stock on April 11, 2005 (see Note 9).

On July 28, 2004, the Company borrowed $500,000 under a 15% promissory note which is payable on July 28, 2005. As consideration for a Director's personal guaranty of note, the Company issued the Director 800,000 shares of common stock having a fair value of $832,000. The principal and accrued interest due on this note as of March 31, 2005 was $549,846.

On September 13, 2004, the Company borrowed $350,000 under a 15% secured promissory note, which is payable September 13, 2005. The note is secured with the assets of the Company. On January 6, 2005, the note was paid in full via a Conversion Agreement which converted the entire amount of the note into common stock at a per share price of $0.10. The Company recognized a loss on the conversion of $3,803,625.

On October 20, 2004, the Company entered into a Bridge Loan Agreement with Hazinu Ltd. pursuant to which the Lender advanced the principal amount of $300,000 to the Company on October 21, 2004 in exchange for (i) a 10% secured promissory note in such principal amount, (ii) 500,000 shares of our common stock, and (iii) warrants to purchase 500,000 shares of our common stock at an exercise price of $0.50 per share. The value of the shares and warrants of $152,500 and $147,500, respectively were treated as a discount to the note and the discount is being amortized over the life of the note. The note was due December 31, 2004 and during December 2004, the entire note was repaid with cash. At March 31, 2005, the outstanding balance on the convertible debenture was $0.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

On October 27, 2004, the Company entered into a Bridge Loan Agreement with JM Investors, LLC, Fenmore Holdings, LLC, Viscount Investments Limited and Congregation Mishkan Sholom pursuant to which the Lenders advanced an aggregate principal amount of $300,000 to the Company on October 28, 2004 in exchange for (i) 10% secured promissory notes in such aggregate principal amount, (ii) 500,000 shares of our common stock and (iii) warrants to purchase an aggregate of 500,000 shares of our common stock at an exercise price of $0.50 per share. The value of the shares and warrants of $152,500 and $147,500, respectively were treated as a discount to the note and the discount is being amortized over the life of the note. The note was due December 31, 2004 and during December 2004, the entire note was repaid with cash. At March 31, 2005, the outstanding balance on the convertible debenture was $0.

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

On January 27, 2005, the Company borrowed $300,000 from Timothy Roberts, the Company’s Chief Executive Officer, under a 15% promissory note, which is payable no later than April 27, 2005. This note is currently in default.

On January 28, 2005, the Company borrowed $135,000 under a 17% promissory note, which is payable no later than March 29, 2005. This note is currently in default.

On January 31, 2005, the Company borrowed $175,000 under a 15% convertible promissory note, which is payable no later than May 10, 2005. The note is convertible into 1,000,000 million shares of common stock and the Company recognized beneficial conversion on the promissory note of $175,000. The beneficial conversion was treated as a discount to the note and the discount is being amortized over the life of the note. This note is currently in default.

On January 31, 2005, the Company borrowed $100,000 under a 15% convertible promissory note, which is payable no later than May 10, 2005. The note is convertible into 1,000,000 million shares of common stock and the Company recognized beneficial conversion on the promissory note of $100,000. The beneficial conversion was treated as a discount to the note and the discount is being amortized over the life of the note. This note is currently in default.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

On February 3, 2005, the Company borrowed $100,000 under a 15% convertible promissory note, which is payable no later than May 10, 2005. The note is convertible into 1,000,000 million shares of common stock and the Company recognized beneficial conversion on the promissory note of $100,000. The beneficial conversion was treated as a discount to the note and the discount is being amortized over the life of the note. This note is currently in default.

On March 9, 2005, the Company borrowed $400,000 under a 10% promissory note, which is payable no later than May 9, 2005. This note is currently in default.

On March 21, 2005, the Company borrowed $200,000 under a 17% promissory note, which is payable no later than May 20, 2005.

Notes payable - face value	$9,487,260
Notes payable - discount	1,756,385

$7,730,875

The discount from the face value of the promissory notes is being amortized over the life of the promissory notes as additional interest expense. During the three month period ended March 31, 2005, the three month period ended March 31, 2004 and the period from December 9, 2002 (Inception) to March 31, 2005, the Company has recorded interest expense from the discounts of $1,422,527, $56,750 and $3,598,115, respectively.

All of these transactions were exempt from the registration requirements of Section 4(2) of the Securities Act as transactions not involving a public offering.

NOTE 3 STOCKHOLDERS’ DEFICIENCY

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

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

During 2004, the Company issued 40,000 shares of common stock for cash of $100,000 ($2.50 per share).

During 2004, the Company issued 1,900,400 shares of common stock for $475,100 ($0.25 per share). In connection with this transaction, the Company issued 2,022,900 warrants to purchase common stock exercisable at a price of $0.25. The warrants are fully exercisable at any time for a period of five years after the closing date of the sale. None of the warrants were executed, forfeited or expired in 2005. Therefore, all 2,022,900 warrants were outstanding and exercisable as of March 31, 2005.

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

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

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

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

During 2004, the Company issued 150,000 shares of common stock for advisory services with a fair value of $37,500 ($0.25 per share). This transaction was exempt from registration under Section 4(2) of the Securities Act because it did not involve a public offering.

On January 4, 2005, the Company issued 40,000 shares of common stock to a Director for services with a fair value of $63,600 ($1.59 per share). This transaction was exempt from registration under Section 4(2) of the Securities Act because it did not involve a public offering.

During January 2005, the Company issued 125,179 shares of common stock for consulting services with a fair value of $108,929 ($0.87 per share). This transaction was exempt from registration under Section 4(2) of the Securities Act because it did not involve a public offering.

On January 28, 2005, the Company issued 1,200,000 shares of common stock for consulting services with a fair value of $648,000 ($0.54 per share). This transaction was exempt from registration under Section 4(2) of the Securities Act because it did not involve a public offering.

On March 10, 2005, the Company issued 100,000 shares of common stock for consulting services with a fair value of $32,000 ($0.32 per share). This transaction was exempt from registration under Section 4(2) of the Securities Act because it did not involve a public offering.

On March 11, 2005, the Company issued 800,000 shares of common stock to a Director for services with a fair value of $272,000 ($0.34 per share). This transaction was exempt from registration under Section 4(2) of the Securities Act because it did not involve a public offering.

During March 2005, the Company issued 1,722,453 shares of common stock for consulting services with a fair value of $558,847 ($0.32 per share). This transaction was exempt from registration under Section 4(2) of the Securities Act because it did not involve a public offering.

On March 28, 2005, the Company issued 225,000 shares of common stock to employees with a fair value of $56,250 ($0.25 per share) as compensation. This transaction was exempt from registration under Section 4(2) of the Securities Act because it did not involve a public offering.

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

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
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

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

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

(G) Stock Issued for Conversion of Notes Payable

On January 6, 2005, the Company issued 7,043,750 shares of common stock to convert a note payable with a fair value of $704,375 ($0.10 per share). The Company recognized a loss of $7,607,250 ($1.08 per share) on the conversion of this note. This transaction was exempt from registration under Section 4(2) of the Securities Act because it did not involve a public offering.

On February 11, 2005, the Company issued 4,925,291 shares of common stock to convert a note payable with a fair value of $1,058,938 ($0.215 per share). The Company recognized a loss of $738,793 ($0.15 per share) on the conversion of this note. This transaction was exempt from registration under Section 4(2) of the Securities Act because it did not involve a public offering.

On March 22, 2005, the Company issued 5,815,069 shares of common stock to convert a note payable with a fair value of $581,507 ($0.10 per share). The Company recognized a loss of $130,412 ($0.022 per share) on the conversion of this note. This transaction was exempt from registration under Section 4(2) of the Securities Act because it did not involve a public offering.

(H) In Kind Contribution

During 2004, 1,191,450 shares of common stock were returned to the Company by a stockholder and recorded as an In Kind Contribution.

(I) Stock Dividend

During January 2004, the Company declared a 4 for 1 common stock dividend effected to stockholders of record on January 19, 2004. Per share and weighted average share amounts have been retroactively restated in the accompanying financial statements and related notes to reflect this dividend.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

(J) Stock Split

During May 2004, the Company declared a 4 for 1 common stock split effected to stockholders of record on May 5, 2004. Per share and weighted average share amounts have been retroactively restated in the accompanying financial statements and related notes to reflect this dividend.

(K) Stock Issued in Reverse Merger

On January 5, 2004, the Company issued 16,156,000 shares of common stock for all the outstanding shares of Global Business Resources.

All of these transactions were exempt from registration requirements of Section 4(2) of the Securities Act as transactions not involving a public offering.

(L) Obligation to Reserve Stock

As of March 31, 2005, the Company had an obligation to reserve 46,656,000 shares of common stock issuable upon conversion of debentures. In addition, as of March 31, 2004, the Company had outstanding options and warrants totaling 45,824,901 shares of common stock.

(M) Amendment to Articles of Incorporation

On February 24, 2005, the Company amended its Articles of Incorporation to provide for an increase in its authorized share capital. The authorized capital stock increased to 600,000,000 common shares at a par value of $0.0001 per share.

NOTE 4 INCOME TAXES

Income tax expense (benefit) is summarized as follows:

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	December 9, 2002 (Inception) through March 31, 2005
Current:
Federal	$-	$-	$-
State	-	-	-
Deferred - Federal and State	-	-	-

Income tax expense (benefit)	$-	$-	$-

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

The Company's tax expense differs from the "expected" tax expense as follows:

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	December 9, 2002 (Inception) through March 31, 2005

U.S. Federal income tax expense (benefit)	$(4,781,711)	$(2,120,914)	$(17,021,834)
Effect on net operating loss carryforward	4,781,711	2,120,914	17,021,834

	$-	$-	$-

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	March 31, 2005 (Unaudited)	December 31, 2004
Deferred tax assets:
Net operating loss carryforward	$17,021,834	$12,240,123
Total gross deferred tax assets	17,021,834	12,240,123
Less valuation allowance	(17,021,834)	(12,240,123)

Net deferred tax assets	$-	$-

At March 31, 2005, the Company had a net operating loss carryforward of $50,064,219 for U.S. Federal income tax purposes available to offset future taxable income expiring through 2025. The net change in the valuation allowance during the three months ended March 31, 2005 was an increase of $4,781,711.

NOTE 5 COMMITMENTS AND CONTINGENCIES

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

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

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

As the Company has not commenced sales of the game system and there is no definitive way to determine the future economic benefit associated with the payments for the guaranteed license fees, the company has expensed the guaranteed license fees as incurred. From December 9, 2002 (inception) through March 31, 2005, $225,000 of guaranteed license fees had been accrued and reported on the accompanying financial statements.

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

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

As the company has not commenced sales of the game system and there is no definitive way to determine the future economic benefit associated with the advance payments, the company has expensed the advance royalty payments as incurred. From December 9, 2002 (inception) through March 31, 2005, $50,000 of guaranteed license fees had been accrued and reported on the accompanying financial statements.

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

As the company has not commenced sales of the game system and there is no definitive way to determine the future economic benefit associated with the advance payments, the company has expensed the advance royalty payments as incurred. From December 9, 2002 (inception) through March 31, 2005, $500,000 of guaranteed license fees had been accrued and reported on the accompanying financial statements.

In the event that the per unit royalty fees exceed the advance royalty payments, those per unit royalty fees will be expensed as incurred. Accordingly, the corresponding revenue related to the product distribution will be recognized as earned. The Company is currently in default of this agreement.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

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

In addition, Infinium incurs royalty fees with respect to each unit of product distributed. These per unit royalty fees shall be applied against the aforementioned advance royalty payments. Once the advance royalty payments have been earned down and recouped by Infinium, then Infinium shall pay directly to Eidos the per unit royalty fees for every unit of product it distributes. The per unit royalty fee ranges from 25% to 50% of Infinium’s net receipts

As the company has not commenced sales of the game system and there is no definitive way to determine the future economic benefit associated with the advance payments, the company has expensed the advance royalty payments as incurred. From December 9, 2002 (inception) through March 31, 2005, $125,000 of guaranteed license fees had been accrued and reported on the accompanying financial statements.

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

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

The agreement with Enlight requires Infinium to make the following non-refundable advance royalty payments as follows:

October 2, 2004	$5,000
Upon receipt of the Licensor Deliverables	5,000

Total	$10,000

In addition, Infinium incurs royalty fees with respect to each unit of product distributed. These per unit royalty fees shall be applied against the aforementioned advance royalty payments. Once the advance royalty payments have been earned down and recouped by Infinium, then Infinium shall pay directly to Enlight the per unit royalty fees for every unit of product it distributes. The per unit royalty fee ranges from 30% to 50% of Infinium’s net receipts

As the company has not commenced sales of the game system and there is no definitive way to determine the future economic benefit associated with the advance payments, the company has expensed the advance royalty payments as incurred. From December 9, 2002 (inception) through March 31, 2005, $10,000 of guaranteed license fees had been accrued and reported on the accompanying financial statements.

In the event that the per unit royalty fees exceed the advance royalty payments, those per unit royalty fees will be expensed as incurred. Accordingly, the corresponding revenue related to the product distribution will be recognized as earned. The Company is currently in default of this agreement.

(B) Development Agreement

The company has a development agreement in place with BIOSTAR for the Phantom Game Receiver mainboard and graphics adapter. Terms are: $156,000 due at signing; $78,000 due before ship of pilot production units from Biostar; $78,000 due on acceptance of pilot units. The end design product will be wholly owned by the company. This work is ongoing. From December 9, 2002 (inception) through March 31, 2005, $312,000 of expenses have been accrued and reported on the accompanying financial statements. No payments have been made to Biostar.

(C) Litigation

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

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

SBI-USA, LLC

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

A default to the suit was entered against Timothy Roberts on January 5, 2005, but no default judgment has been entered. A motion to set aside the default was filed on February 7, 2005 and set to be heard on March 21, 2005. The complaint was settled in full via a $55,000 payment to SBI-USA, LLC on April 4, 2005. As of March 31, 2005, the Company has accrued expenses of $55,000 for this settlement.

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

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

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

In re Certain Fax Blasts

A confidential, non-public SEC investigation entitled “In re Certain Fax Blasts” is ongoing. The Company has provided documents in response to SEC subpoenas, and two Company employees, including the CEO, have testified in the investigation concerning, among other things, events at the Company. The Company’s response to the SEC subpoenas is continuing.

Infinium Labs, Inc., Timothy M. Roberts and Robert Shambro v. Digital Interactive Streams, Inc. and Royal O’Brien, Case No. 2004-CA-8193-NC in the Circuit Court for Sarasota County, Florida.

The Complaint was filed on August 29, 2004. The basis of the Complaint is that the Defendants, DiStream and O’Brien, breached an Agreement of Settlement dated August 3, 2004.

The Agreement of Settlement was to settle DiStream and O’Brien’s claims against Infinium, Roberts and Shambro filed in the Circuit Court for Duval County, Florida in Case No. 2004-CA-28840-CV-B. The Agreement of Settlement provided that Infinium would pay DiStream $500,000 at prescribed times between August 16, 2004 and January 31, 2005 and would pay DiStream 1,000,000 warrants to purchase common stock. The Agreement also provided that both parties agreed to cease and desist disseminating disparaging or otherwise unfavorable remarks against the other. The first payment of $50,000 was due on August 16, 2004. On August 13, 2004, Infinium sent DiStream the first installment of $50,000. However, on August 14, 2004, DiStream and O’Brien substantially and materially breached the Settlement Agreement (and also a Non-Disclosure Agreement) by having Infinium’s Phantom prototype console delivered to the QuakeCon 2004 Conference where O’Brien appeared on stage with the Phantom prototype console, raised a huge hammer over his head as if to smash the Phantom prototype to bits in front of hundreds of cheering fans at the conference and allowed someone else to smash and destroy the console. The context for this part of the Quakecon Conference was to criticize Infinium and its product and appearing on stage in this context was an overt act of disparagement of Infinium and unfavorable to its product.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

Infinium has filed a four count Complaint against DiStream and O’Brien. Count III asks the Court to enter a declaratory judgment establishing that Plaintiffs are discharged from performing under the Settlement Agreement because DiStream and O’Brien disseminated disparaging conduct and remarks at the Quakecon 2004 Conference and published this disparagement in front of hundreds of attendees, portraying DiStream and O’Brien’s disdain for the Infinium product and that this was a material breach of the Agreement discharging Infinium from having to perform under the Settlement Agreement.

A counterclaim has been filed by DiStream and O’Brien for damages under the Settlement Agreement, i.e., for failing to pay the first installment of $50,000 on August 16, 2004, the balance of the payments totaling $500,000 and failure to tender the 1,000,000 warrants.

The pleadings have been finalized. The parties are in the process of attempting to take depositions, although DiStream and O’Brien’s counsel are presently taking the position that they do not have to come to Sarasota where the case is pending to submit themselves to deposition. The Company has not reserved any amount as of March 31, 2005 for this litigation.

Except as described above, we are not a party to any litigation other than litigation arising in the ordinary course of its business, which is not expected to have a material adverse effect on its financial condition or results of operations and has not accrued any amounts relating to any litigation.

(D) Licenses

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

NOTE 6 STOCK OPTIONS AND WARRANTS

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

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

During the three months ended March 31, 2005, the Company granted 0 stock options to employees. During 2004, the Company granted 18,505,000 stock options to certain employees during the year ended December 31, 2004. The Company applies APB Opinion No. 25 and related interpretations in accounting for stock options issued to employees. Accordingly, no compensation cost has been recognized for options issued to employees. Had compensation cost been determined based on the fair market value at the grant date, consistent with SFAS 123, the Company’s net income (loss) would have changed to the pro-forma amounts indicated below.

		Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	December 9, 2002 (Inception) through March 31, 2005
Net loss available to common shareholders	As Reported	$(14,063,856)	$(6,237,982)	$(50,064,219)
	Pro Forma	$(14,063,856)	$(6,237,982)	$(57,182,969)

Basic and diluted loss per share	As Reported	$(0.11)	$(0.07)	$(0.59)
	Pro Forma	$(0.11)	$(0.07)	$(0.67)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The cost of the options was calculated based on the amount of vested shares as the vesting period is the same as the service period of the options (3 years). Based on the common stock share price, the weighted average shares equal the primary EPS on the income statement for the three months ended March 31, 2005, the three months ended March 31, 2004 and from December 9, 2002 (Inception) through March 31, 2005 of $(0.11), $(0.07) and $(0.59), respectively.

A summary of the status of Company’s fixed stock option plan as of March 31, 2005 and December 31, 2004 is presented below:

	March 31, 2005 (Unaudited)		December 31, 2004
Fixed Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	-	$-	-	$-
Cancelled	-	$-	-	$-
Granted	18,505,000	$1.43	18,505,000	$1.43
Forfeited	3,355,000	$1.43	3,355,000	$1.43
Expired	-	$-	-	$-
Exercised	-	$-	-	$-
Outstanding at end of period	15,150,000	$1.43	15,150,000	$1.43

Options exercisable at period end	6,321,529		5,184,862

Weighted average fair value of options granted to employees during the year	$1.43		$1.43

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2005 (Unaudited)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2005 (Unaudited)	Weighted Average Exercise Price

$0.00 - 0.99	-	-	$-	-	$-
$1.00 - 1.99	15,150,000	4.5	1.43	6,321,529	1.43
	15,150,000	4.5	$1.43	6,321,529	$1.43

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2004	Weighted Average Exercise Price

$0.00 - 0.99	-	-	$-	-	$-
$1.00 - 1.99	15,150,000	4.5	1.43	5,184,862	1.43
	15,150,000	4.5	$1.43	5,184,862	$1.43

(B) Warrants Issued and Outstanding

	March 31, 2005	December 31, 2004
Warrants for common stock issued to investors. The term of the warrants are five years expiring November 10, 2009. The warrants are exercisable at $0.10 per share	5,873,288	5,107,081

Warrants for common stock issued to an investor. The term of the warrants are five years expiring November 10, 2009. The warrants are exercisable at $0.10 per share.	11,630,138	8,722,604

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

Warrants for common stock issued to note holders. The term of the warrants are five years expiring October 22, 2009. The warrants are exercisable at $0.50 per share.	500,000	500,000

Warrants for common stock issued to note holders. The term of the warrants are five years expiring October 27, 2009. The warrants are exercisable at $0.50 per share.	500,000	500,000

Warrants for common stock issued to note holders. The term of the warrants are five years expiring December 31, 2009. The warrants are exercisable at $0.26667 per share.	5,437,487	5,437,487

Warrants for common stock issued to note holders. The term of the warrants are five years expiring December 31, 2009. The warrants are exercisable at $0.75 per share.	5,437,487	5,437,487

Warrants for common stock issued to note holders. The term of the warrants are five years expiring December 31, 2009. The warrants are exercisable at $1.00 per share.	5,437,487	5,437,487

Warrants for common stock issued to note holders. The term of the warrants are five years expiring December 31, 2009. The warrants are exercisable at $0.10 per share.	4,687,485	4,687,485

Total	39,503,372	35,829,631

NOTE 7 GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no sales and has recurring losses from inception of $50,064,219, has a working capital deficiency of $13,294,231, a stockholders deficiency of $12,614,810 and has a negative cash flow from operations of $14,303,807 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

Management believes that actions presently being taken to obtain additional funding and implement its business plan provide the opportunity for the Company to continue as a going concern.

NOTE 8 RELATED PARTY TRANSACTIONS

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

On January 27, 2005, the Company borrowed $300,000 from Timothy Roberts, the Company’s Chief Executive Officer, under a 15% promissory note, which is payable no later than April 27, 2005. This note is currently in default.

NOTE 9 SUBSEQUENT EVENTS

(A) Notes Payable

On April 8, 2005, the Company borrowed $300,000 under a 17% convertible promissory note, which is payable no later than July 7, 2005. The Company recognized beneficial conversion on the promissory note of $180,000. The beneficial conversion is being treated as a discount to the note and the discount is being amortized over the life of the note.

On April 29, 2005, the Company borrowed $200,000 under a 17% convertible promissory note, which is payable no later than July 28, 2005. The Company recognized beneficial conversion on the promissory note of $180,000. The beneficial conversion is being treated as a discount to the note and the discount is being amortized over the life of the note.

(B) Common Stock Issuances

On April 11, 2005, the Company issued 7,825,000 shares of common stock to convert the 15% promissory note dated June 21, 2004 with a fair value of $1,565,000 ($0.20 per share). The Company recognized a loss of $234,750 on the conversion of this note. This transaction was exempt from registration under Section 4(2) of the Securities Act because it did not involve a public offering.

During April 2005, the Company issued 1,395,669 shares of common stock for consulting services with a fair value of $283,890 ($0.20 per share).

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

During April 2005, the Company issued 100,000 shares of common stock to an employee with a fair value of $26,000 ($0.26 per share). This transaction was exempt from registration under Section 4(2) of the Securities Act because it did not involve a public offering.

On April 18, 2005, the Company issued 250,000 shares of common stock for consulting services with a fair value of $45,000 ($0.18 per share). This transaction was exempt from registration under Section 4(2) of the Securities Act because it did not involve a public offering.

During April 2005, the Company issued 601,725 shares of common stock to employees with a fair value of $108,311 ($0.18 per share).

On May 3, 2005, the Company issued 28,065 shares of common stock for consulting services with a fair value of $4,771 ($0.17 per share).

During May 2005, the Company issued 678,067 shares of common stock to employees with a fair value of $108,491 ($0.16 per share).

During May 2005, the Company issued 2,936,644 shares of common stock to convert the 15% promissory note dated May 7, 2004 with a fair value of $293,664 ($0.10 per share) and the Company issued 5,873,288 warrants exercisable at $0.10 per share. The Company recognized a loss of $69,863 on the conversion of this note. This transaction was exempt from registration under Section 4(2) of the Securities Act because it did not involve a public offering.

(C) Litigation

Sue Bohle & Associates d/b/a The Bohle Company

Sue Bohle & Associates d/b/a The Bohle Company v. Infinium Labs, Inc., Case No. 2005-CA-3604-NC in the Circuit Court for Sarasota County, Florida. The Complaint was filed on or about April 14, 2005. The basis of the Complaint is that Infinium breached its contract with Plaintiff by allegedly failing to pay for public relations services performed by Plaintiff pursuant to the Contract. Plaintiff has alleged damages in the amount of $262,151.63 plus interest and attorneys' fees. On or about May 2, 2005, Infinium filed its Answer, denying Plaintiff's allegations and asserting a number of affirmative defenses.

Infinium's defenses notwithstanding, the Parties have engaged in settlement negotiations and expect to file a joint Stipulated Motion for Entry of Final Judgment. The negotiated settlement will consist of shares of Infinium common stock sufficient to satisfy Plaintiff's alleged damages.

ITEM 2. Management’s Discussion and Analysis or Plan of Operations

Forward Looking Statements

Certain information included in this Form 10-QSB contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements represent the Company’s expectations or beliefs, including, but not limited to, statements concerning its plans, strategies, operations and objectives. For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate” or “continue” or similar words are intended to identify forward-looking statements, although not all forward-looking statements are identified by those words. Forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company’s control. Actual results may differ materially depending on a variety of important factors such as those described in the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 20, 2005. All forward-looking statements speak only as of the date of this Form 10-QSB. The Company has not undertaken to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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
Max Gaming Technologies
GarageGames.com
O-3 Entertainment
Riverdeep
Vivendi Universal Games

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

1) Garage Games - including:

2)	21-6 Productions

3)	Brave Tree

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

We have contracted with Pinnacle Marketing Group and Summit Sales to assist Infinium Labs with securing retail channel distribution for the Phantom Game Service. Pinnacle Marketing Group is based in Minneapolis where Target and Best Buy corporate reside. Summit Sales is based in Richmond Virginia were Circuit City corporate is located. By working with these two firms we are able to provide local support to our potential retail partners. The fees associated with this agreement are 3% retail price of the Phantom Receiver

The terms of these agreements include:

The Company appoints Pinnacle Marketing Group and Summit Sales as exclusive Sales Representatives for its products in assigned territories.

Representative’s compensation shall be a 3% commission on “net sales” of hardware and accessories.

The agreements will continue for one year unless terminated earlier and shall renew automatically unless notified by Company with at least 90-day notice in writing. The agreements may be terminated by either party with at least 45 days notice in writing.

Upon termination, Representative shall be entitled to a commission on all orders which are in place, dated or communicated to the Company prior to effective date of termination and severance equal to one month’s average commission for every year of service with a maximum total server of five months.

Pinnacle Market Group and Summit Sales territories are defined as Target, Best Buy and Circuit City stores in the geographic areas each sales representative currently operates.

We are negotiating terms with retail partners. We have presented term sheets to Electronic Boutique, however, negotiations have been suspended pending the completion of the merger of Electronic Boutique and GameStop. We have presented terms to Best Buy, Circuit City and Target. We expect to contract one of the three within 120 days. All contracts include 10% - 20% gross margin on the Phantom Receiver, 10% - 40% on Phantom accessories, 10% revenue share on the monthly subscription and approximately 10% on Phantom game purchases.

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
Max Gaming Technologies
O-3 Entertainment
Riverdeep
Vivendi Universal Games

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

In addition to negotiations with the debt holders to convert their notes to equity in order to reduce our debt service expense, we are seeking additional financing because we require substantial working capital. Although, we do not have any agreements or arrangements as of date for addition financing, if we raise additional financing through the issuance of equity, equity-related or convertible debt securities, those securities may have rights, preferences or privileges senior to those of the holders of our common stock. The issuance of additional common stock or securities convertible into common stock by us will also have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock. In addition, we do not close on sufficient financing, we will be unable to launch our service when currently planned.

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

SOURCES OF CAPITAL

As of March 31, 2005, we had cash on hand of $1,988 which represents the remaining proceeds from the sale of common stock during 2004 for aggregate proceeds of $3,589,987 and from bridge financing transactions completed in an aggregate amount of $12,587,260. These proceeds have been used as follows:

$4.5 million	Payroll, Payroll Taxes and Employee Benefits
$2.4 million	Consultants
$3.2 million	Development Costs
$1.5 million	Conventions & Trade Shows
$1.5 million	Advertising & Marketing
$1.1 million	Repay Bridge Financing

Balance of funds spent on General & Administrative expenses.

Of the $4.5 million of proceeds used for payroll, payroll taxes and employee benefits, key individuals received gross compensation as follows:

Timothy M. Roberts	$110,417
Kevin Bachus	$143,750
Richard S. Skoba	$156,042

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

ITEM 3. Controls and Procedures

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

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings:

SensAble Technologies, Inc.

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

SBI-USA, LLC

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

A default to the suit was entered against Timothy Roberts on January 5, 2005, but no default judgment has been entered. A motion to set aside the default was filed on February 7, 2005 and set to be heard on March 21, 2005. The complaint was settled in full via a $55,000 payment to SBI-USA, LLC on April 4, 2005. As of March 31, 2005, the Company has accrued expenses of $55,000 for this settlement.

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

Sue Bohle & Associates d/b/a The Bohle Company

Sue Bohle & Associates d/b/a The Bohle Company v. Infinium Labs, Inc., Case No. 2005-CA-3604-NC in the Circuit Court for Sarasota County, Florida. The Complaint was filed on or about April 14, 2005. The nature of the Complaint is that Infinium breached its contract with Plaintiff by allegedly failing to pay for public relations services performed by Plaintiff pursuant to the Contract. Plaintiff has alleged damages in the amount of $262,151.63 plus interest and attorneys' fees. On or about May 2, 2005, Infinium filed its Answer, denying Plaintiff's allegations and asserting a number of affirmative defenses.

Infinium's defenses notwithstanding, the Parties have engaged in settlement negotiations and expect to file a joint Stipulated Motion for Entry of Final Judgment. The negotiated settlement will consist of shares of Infinium common stock sufficient to satisfy Plaintiff's alleged damages.

In re Certain Fax Blasts

A confidential, non-public SEC investigation entitled “In re Certain Fax Blasts” is ongoing. The Company has provided documents in response to SEC subpoenas, and two Company employees, including the CEO, have testified in the investigation concerning, among other things, events at the Company. The Company’s response to the SEC subpoenas is continuing.

Infinium Labs, Inc., Timothy M. Roberts and Robert Shambro v. Digital Interactive Streams, Inc. and Royal O’Brien, Case No. 2004-CA-8193-NC in the Circuit Court for Sarasota County, Florida.

The Complaint was filed on 08/20/04. The nature of the Complaint is that the Defendants, DiStream and O’Brien, breached an Agreement of Settlement dated August 3, 2004.

The Agreement of Settlement was to settle DiStream and O’Brien’s claims against Infinium, Roberts and Shambro filed in the Circuit Court for Duval County, Florida in Case No. 2004-CA-28840-CV-B. The Agreement of Settlement provided that Infinium would pay DiStream $500,000 at prescribed times between August 16, 2004 and January 31, 2005 and would pay DiStream 1,000,000 warrants to purchase common stock. The Agreement also provided that both parties agreed to cease and desist disseminating disparaging or otherwise unfavorable remarks against the other. The first payment of $50,000 was due on August 16, 2004. On August 13, 2004, Infinium sent DiStream the first installment of $50,000. However, on August 14, 2004, DiStream and O’Brien substantially and materially breached the Settlement Agreement (and also a Non-Disclosure Agreement) by having Infinium’s Phantom prototype console delivered to the QuakeCon 2004 Conference where O’Brien appeared on stage with the Phantom prototype console, raised a huge hammer over his head as if to smash the Phantom prototype to bits in front of hundreds of cheering fans at the conference and allowed someone else to smash and destroy the console. The context for this part of the Quakecon Conference was to criticize Infinium and its product and appearing on stage in this context was an overt act of disparagement of Infinium and unfavorable to its product.

Infinium has filed a four count Complaint against DiStream and O’Brien. Count III asks the Court to enter a declaratory judgment establishing that Plaintiffs are discharged from performing under the Settlement Agreement because DiStream and O’Brien disseminated disparaging conduct and remarks at the Quakecon 2004 Conference and published this disparagement in front of hundreds of attendees, portraying DiStream and O’Brien’s disdain for the Infinium product and that this was a material breach of the Agreement discharging Infinium from having to perform under the Settlement Agreement.

A counterclaim has been filed by DiStream and O’Brien for damages under the Settlement Agreement, i.e., for failing to pay the first installment of $50,000 on August 16, 2004, the balance of the payments totaling $500,000 and failure to tender the 1,000,000 warrants.

The pleadings have been finalized. The parties are in the process of attempting to take depositions, although DiStream and O’Brien’s counsel are presently taking the position that they do not have to come to Sarasota where the case is pending to submit themselves to deposition.

Except as described above, we are not a party to any litigation other than litigation arising in the ordinary course of its business, which is not expected to have a material adverse effect on its financial condition or results of operations and has not accrued any amounts relating to any litigation.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds:

On January 5, 2004, the Company issued 69,115,900 shares of restricted common stock as merger consideration to the former stockholders of Infinium Labs Operating Corporation.

On January 7, 2004, the Company issued 2,290,000 shares of restricted common stock to eight investors in a private placement for consideration of $572,500 ($0.25 per share).

On January 22, 2004, the Company issued 4,360,000 shares of restricted common stock to 32 investors in a private placement for consideration of $1,090,000 ($0.25 per share).

On February 12, 2004, the Company borrowed $1.4 million under a 15% secured debenture for a maximum term of 12 months. As additional consideration, the Company issued to the holder 80,000 shares of restricted common stock valued at $118,000 ($1.475 per share). The Company subsequently issued 1,638,350 shares of restricted common stock valued at $2,464,857 ($1.50 per share) under loan default provisions. These transactions were exempt from registration under Section 4(2) of the Securities Act because they did not involve any public offering.

On February 23, 2004, the Company borrowed $1.0 million under a 12% secured subordinated debenture for a maximum term of 12 months. As additional consideration, the Company issued to the holder 400,000 shares of restricted common stock valued at $198,000 ($0.495 per share). These transactions were exempt from registration under Section 4(2) of the Securities Act because they did not involve any public offering.

On February 27, 2004, the Company borrowed $500,000 under a 12% secured subordinated debenture for a maximum term of 12 months. As additional consideration, the Company issued to the holder 80,000 shares of restricted common stock valued at $118,000 ($1.475 per share). These transactions were exempt from registration under Section 4(2) of the Securities Act because they did not involve any public offering.

During February 2004, the Company issued 66,668 shares of restricted common stock valued at $98,335 ($1.475 per share) to a single claimant as consideration for the settlement of a lawsuit. This transaction was exempt from registration under Section 4(2) of the Securities Act because it did not involve any public offering.

On March 30, 2004, the Company issued 1,750,000 shares of restricted common stock to six service providers in exchange for services valued at $2,581,250 ($1.475 per share). These transactions were exempt from registration under Section 4(2) of the Securities Act because they did not involve any public offering.

On April 7, 2004, the Company borrowed $500,000 under a 15% promissory note which was payable on December 15, 2004. As additional consideration, the Company issued 200,000 shares of restricted common stock valued at $284,000 ($1.42 per share). These transactions were exempt from section 4(2) of the Securities Act.

On May 7, 2004, the Company borrowed $250,000 under a 15% promissory note, which was payable on September 15, 2004. As additional consideration, the Company issued 100,000 shares of restricted common stock valued at $147,500 ($1.475 per share). This transactions were exempt from registration under section 4(2) of the Securities Act because they did not involve any public offering.

On May 18, 2004, the Company borrowed $350,000 under a 15% promissory note, which was payable on September June 8, 2004. As additional consideration, the Company issued 7,500 shares of restricted common stock valued at $11,025 ($1.47 per share). This transactions were exempt from registration under section 4(2) of the Securities Act because they did not involve any public offering.

On May 24, the Company issued 279,260 shares of restricted common stock for services with a fair value of $446,816 ($1.60 per share). These transactions were exempt from registration under Section 4(2) of the Securities Act because they did not involve any public offering.

On May 25, 2004, the Company issued 600,000 shares of restricted common stock for services valued at $864,000 ($1.44 per share). This transaction was exempt from registration under section 4(2) of the Securities Act because it did not involve any public offering.

On May 25, 2004, the Company issued 200,000 shares of restricted common stock for services valued at $288,000 ($1.44 per share). This transaction was exempt from registration under section 4(2) of the Securities Act because it did not involve any public offering.

On May 25, 2004, the Company issued 30,000 shares of restricted common stock for services valued at $43,200 ($1.44 per share). This transaction was exempt from registration under section 4(2) of the Securities Act because it did not involve any public offering.

On May 28, 2004, the Company borrowed $350,000 under a 15% promissory note, which was payable on August 2, 2004. As additional consideration, the Company issued 33,000 shares of restricted common stock valued at $47,190 ($1.43 per share). These transactions were exempt from registration under section 4(2) of the Securities Act because they did not involve any public offering.

On June 4, 2004, the Company borrowed $825,000 under a 15% secured convertible promissory note, which was payable no later than June 3, 2005. As additional consideration, the Company issued 511,000 shares of restricted common stock valued at $753,725 ($1.475 per share). The Company subsequently issued 74,999 shares of restricted common stock valued at $110,624 ($1.475 per share) as a penalty for our failure to profile a timely registration statement under the terms of our agreement. These transactions were exempt from registration under section 4(2) of the Securities Act because they did not involve any public offering.

On June 4, 2004, the Company issued 53,332 shares of restricted common stock valued at $77,565 ($1.455 per share) to a single claimant as consideration for the settlement of a lawsuit. This transaction was exempt from registration under Section 4(2) of the Securities Act because it did not involve any public offering.

On June 18, 2004, the Company issued 440,000 shares of restricted common stock for services valued at $404,800 ($0.92 per share). This transaction was exempt from registration under section 4(2) of the Securities Act because it did not involve any public offering.

On June 21, 2004, the Company borrowed $1,500,000 under a 15% promissory note, which was payable no later than June 22, 2004. As additional consideration, the Company issued 60,000 shares of restricted common stock valued at $67,800 ($1.13 per share). The Company subsequently issued 75,000 shares of restricted common stock valued at $84,750 ($1.13 per share) under a loan default provision. These transactions were exempt from registration under section 4(2) of the Securities Act because they did not involve any public offering.

On June 30, 2004, the Company issued 100,000 shares of restricted common stock for services valued at $147,500 ($1.475 per share). This transaction was exempt from registration under section 4(2) of the Securities Act because it did not involve any public offering.

During June 2004, the Company issued 400,000 shares of restricted common stock to an investor for consideration of $100,000 ($0.25 per share). These transactions were exempt from registration under Section 4(2) of the Securities Act because they did not involve any public offering.

On July 28, 2004, the Company borrowed $500,000 under a 15% promissory note which is payable on July 28, 2005 and was guaranteed by a Director. As consideration for the Director's personal guaranty of note, the Company issued the Director 800,000 shares of restricted common stock having a fair value of $832,000 ($1.04 per share). This transaction was exempt from registration under section 4(2) of the Securities Act because it did not involve any public offering.

During August 2004, the Company issued 1,000,000 shares of restricted common stock to a consultant for real estate service with a fair value of $1,130,000 ($1.13 per share). This transaction was exempt from registration under section 4(2) of the Securities Act because it did not involve any public offering.

During August 2004, the Company issued 21,460 shares of restricted common stock to a consultant for services with a fair value of $13,734 ($0.64 per share). This transaction was exempt from registration under section 4(2) of the Securities Act because it did not involve any public offering.

During August, 2004, the Company issued 200,000 shares of restricted common stock to a consultant for financial services with a fair value of $122,000 ($0.61 per share). This transaction was exempt from registration under section 4(2) of the Securities Act because it did not involve any public offering.

During August 2004, the Company issued 36,000 shares of restricted common stock to a consultant for engineering services with a fair value of $21,420 ($0.60 per share). This transaction was exempt from registration under section 4(2) of the Securities Act because it did not involve any public offering.

On August 26, 2004, the Company issued 200,000 shares of restricted common stock to an investor for consideration of $200,000 ($1.00 per share). This transaction was exempt from registration under section 4(2) of the Securities Act because it did not involve any public offering.

On September 30, 2004, the Company issued 300,000 shares of restricted common stock to two employees with a fair value of $99,000 ($0.33 per share). This transaction was exempt from registration under section 4(2) of the Securities Act because it did not involve any public offering.

During August 2004, the Company issued 1,900,400 shares of restricted common stock to 36 investors for total consideration of $475,100 ($0.25 per share). This transaction was exempt from registration under Section 4(2) of the Securities Act because it did not involve a public offering.

On October 8, 2004, the Company issued 40,000 shares of restricted common stock to an employee with a fair value of $20,000 ($0.50 per share). This transaction was exempt from registration under Section 4(2) of the Securities Act because it did not involve a public offering.

On October 18, 2004, the Company issued 100,000 shares of restricted common stock to an employee with a fair value of $38,000 ($0.38 per share). This transaction was exempt from registration under Section 4(2) of the Securities Act because it did not involve a public offering.

On October 21, 2004, the Company issued 50,000 shares of restricted common stock to a consultant for financial services with a fair value of $15,500 ($0.31 per share). This transaction was exempt from registration under Section 4(2) of the Securities Act because it did not involve a public offering.

On October 21, 2004, the Company issued 800,000 shares of restricted common to a consultant for marketing services with a fair value of $232,000 ($0.29 per share). This transaction was exempt from registration under Section 4(2) of the Securities Act because it did not involve a public offering.

On October 20, 2004, the Company borrowed $500,000 under a 10% promissory note which was payable on December 31, 2004. The Company issued 500,000 shares of restricted common stock with a fair value of $155,000 ($0.31 per share) as additional consideration for the note payable. This transaction was exempt from registration under Section 4(2) of the Securities Act because it did not involve a public offering.

On October 27, 2004, the Company borrowed an aggregate of $500,000 under four 10% promissory notes which were payable on December 31, 2004. The Company issued 500,000 shares of restricted common stock with a fair value of $150,000 ($0.30 per share) as additional consideration for these notes payable. This transaction was exempt from registration under Section 4(2) of the Securities Act because it did not involve a public offering.

On November 10, 2004, the Company issued 1,189,635 shares of restricted common stock to an investor for consideration of $264,075 ($0.22 per share). This transaction was exempt from registration under section 4(2) of the Securities Act because it did not involve any public offering.

On November 17, 2004, the Company issued 700,000 shares of restricted common stock to an employee with a fair value of $196,000 ($0.28 per share). This transaction was exempt from registration under Section 4(2) of the Securities Act because it did not involve a public offering.

On November 17, 2004, the Company issued 200,000 shares of restricted common stock to an employee with a fair value of $56,000 ($0.28 per share). This transaction was exempt from registration under Section 4(2) of the Securities Act because it did not involve a public offering.

On November 18, 2004, the Company issued 500,000 shares of restricted common stock to a consultant for services with a fair value of $130,000 ($0.26 per share). This transaction was exempt from registration under section 4(2) of the Securities Act because it did not involve any public offering.

On December 16, 2004, the Company borrowed an aggregate of $1,160,000 under 15 separate 8% convertible debentures Series 04-02. The Company issued 250,000 shares of restricted common stock with a fair value of $60,000 ($0.24 per share) as additional consideration for these debentures. The aforementioned securities were issued to the Lender by us pursuant to Rule 506 of Regulation D as promulgated under the Securities Act of 1933, as amended, and/or Section 4(2) of the Act.

On December 28, 2004, the Company borrowed an aggregate of $1,000,000 under 14 separate 8% convertible debentures Series 04-03. The Company issued 500,000 shares of restricted common stock with a fair value of $370,000 ($0.74 per share) as additional consideration for these debentures. The aforementioned securities were issued to the Lender by us pursuant to Rule 506 of Regulation D as promulgated under the Securities Act of 1933, as amended, and/or Section 4(2) of the Act.

During December 2004, the Company issued 175,000 shares of restricted common stock to debt holders for interest values at $17,500 ($0.10 per share). This transaction was exempt from registration under section 4(2) of the Securities Act because it did not involve any public offering.

During December 2004, the Company issued 100,000 shares of restricted common stock to debt holders for interest values at $25,000 ($0.25 per share). This transaction was exempt from registration under section 4(2) of the Securities Act because it did not involve any public offering.

During December 2004, the Company issued 100,000 shares of restricted common stock to debt holders for interest values at $25,000 ($0.25 per share). This transaction was exempt from registration under section 4(2) of the Securities Act because it did not involve any public offering.

During December 2004, the Company issued 150,000 shares of restricted common stock to an advisor for advisory services valued at $37,500 ($0.25 per share). This transaction was exempt from registration under section 4(2) of the Securities Act because it did not involve any public offering.

During December 2004, the Company issued 750,000 shares of restricted common stock to an employee with a fair value of $255,000 ($0.34 per share). This transaction was exempt from registration under Section 4(2) of the Securities Act because it did not involve a public offering.

On January 6, 2005, the Company issued 7,043,750 shares of common stock to convert a note payable with a fair value of $704,375 ($0.10 per share). The Company recognized a loss of $7,607,250 ($1.08 per share) on the conversion of this note. This transaction was exempt from registration under Section 4(2) of the Securities Act because it did not involve a public offering.

On January 28, 2005, the Company issued 1,200,000 shares of common stock for consulting services with a fair value of $648,000 ($0.54 per share). This transaction was exempt from registration under Section 4(2) of the Securities Act because it did not involve a public offering.

On February 11, 2005, the Company issued 4,925,291 shares of common stock to convert a note payable with a fair value of $1,058,938 ($0.215 per share). The Company recognized a loss of $738,793 ($0.15 per share) on the conversion of this note. This transaction was exempt from registration under Section 4(2) of the Securities Act because it did not involve a public offering.

On March 10, 2005, the Company issued 100,000 shares of common stock for consulting services with a fair value of $32,000 ($0.32 per share). This transaction was exempt from registration under Section 4(2) of the Securities Act because it did not involve a public offering.

On March 11, 2005, the Company issued 800,000 shares of common stock to a Director for services with a fair value of $272,000 ($0.34 per share). This transaction was exempt from registration under Section 4(2) of the Securities Act because it did not involve a public offering.

On March 22, 2005, the Company issued 5,815,069 shares of common stock to convert a note payable with a fair value of $581,507 ($0.10 per share). The Company recognized a loss of $130,412 ($0.022 per share) on the conversion of this note. This transaction was exempt from registration under Section 4(2) of the Securities Act because it did not involve a public offering.

On April 11, 2005, the Company issued 7,825,000 shares of common stock to convert a note payable with a fair value of $1,565,000 ($0.20 per share). The Company recognized a loss of $234,750 on the conversion of this note. This transaction was exempt from registration under Section 4(2) of the Securities Act because it did not involve a public offering.

During April 2005, the Company issued 100,000 shares of common stock to an employee with a fair value of $26,000 ($0.26 per share). This transaction was exempt from registration under Section 4(2) of the Securities Act because it did not involve a public offering.

On April 18, 2005, the Company issued 250,000 shares of common stock for consulting services with a fair value of $45,000 ($0.18 per share). This transaction was exempt from registration under Section 4(2) of the Securities Act because it did not involve a public offering.

During May 2005, the Company issued 2,936,644 shares of common stock to convert a note payable with a fair value of $293,664 ($0.10 per share). The Company recognized a loss of $69,863 on the conversion of this note. This transaction was exempt from registration under Section 4(2) of the Securities Act because it did not involve a public offering.

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
Defaults upon Senior Securities:

None.

Item 4.
Submission of Matters to a Vote of Security Holders:

By written consent dated January 13, 2005, stockholders owning more than a majority of the issued and outstanding shares of common stock of the Company authorized and approved a Certificate of Amendment to our Certificate of Incorporation with a Special Meeting of Stockholders. The Certificate of Amendment was filed on February 24, 2005 and increased the number of shares of common stock the Company are authorized to issue from 200,000,000 shares to 600,000,000 shares.

Item 5.
Other Information:

None.

Item 6.
Exhibits and Reports on Form 8-K:

(a) Exhibits:

Exhibit No.	Exhibit Description	Location
2-1
Agreement and Plan of Merger dated as of Filed herewith December 24, 2003 by and among Global Business Resources, Inc., Global Infinium Merger Sub, Inc., Infinium Labs Corporation and Peter J. Goldstein
Incorporated by Reference to Exhibit 2-1 to Form 8-K filed with the SEC on January 20, 2004

3-1	Certificate of Incorporation	Incorporated by Reference to Exhibit 3-0 to Form SB-2 (Registration No. 333-67990) filed with the SEC on August 20, 2001

3-2	Certificate of Amendment of Certificate of Incorporation	Incorporated by reference to Exhibit 3-2 to the Company's Form 10-KSB for the year ended December 31, 2003

3-3	Certificate of Amendment of Certificate of Incorporation	Incorporated by reference to Exhibit 3-3 to the Company's Form 10-KSB for the year ended December 31, 2003

3-4	By-laws	Incorporated by reference to Exhibit 3-4 to the Company's Form 10-KSB for the year ended December 31, 2003

4-1	Stock Purchase Agreement dated as of January 22, 2004 between Infinium Labs, Inc. and SBI Brightline VI, LLC	Incorporated by reference to Exhibit 4-1 to Form 8-K filed with the SEC on January 26, 2004

4-2	Stock Purchase Agreement dated as of January 22, 2004 between Infinium Labs, Inc. and Infinium Investment Partners, LLC	Incorporated by reference to Exhibit 4-2 to Form 8-K filed with the SEC on January 26, 2004

4-3	Form of Subscription Agreement between Infinium Labs, Inc. and certain stockholders of Infinium Labs, Inc.	Incorporated by reference to Exhibit 4-3 to the Company's Form 10-KSB for the year ended December 31, 2003

10-1	12% Secured Subordinated Debenture between the Company and Contare Ventures, LLC, dated February 23, 2004	Incorporated by reference to Exhibit 10-12 to the Form 10-QSB filed with the SEC on August 23, 2004

10-2	12% Secured Subordinated Debenture between the Company and Gary Kurfirst, dated February 23, 2004	Incorporated by reference to Exhibit 10-9 to the Form 10-QSB filed with the SEC on August 23, 2004

10-3	15% Secured Debenture between the Company and James Beshara, dated March 29, 2004	Incorporated by reference to Exhibit 10-4 to the Form 10-QSB filed with the SEC on August 23, 2004

10-4	15% Secured Debenture between the Company and Ronald Westman, dated April 7, 2004	Incorporated by reference to Exhibit 10-11 to the Form 10-QSB filed with the SEC on August 23, 2004

10-5	15% Secured Subordinated Debenture between the Company and James Beshara, dated May 3, 2004	Incorporated by reference to Exhibit 10-3 to the Form 10-QSB filed with the SEC on August 23, 2004

10-6	15% Secured Debenture between the Company and Ronald Westman, dated May 7, 2004	Incorporated by reference to Exhibit 10-1 to the Form 10-QSB filed with the SEC on August 23, 2004

10-7	Pledge Agreement between Robert F. Shambro in favor of Phoenix Capital Opportunity Fund, dated May 12, 2004	Incorporated by reference to Exhibit 10-6 to the Form 10-QSB filed with the SEC on August 23, 2004

10-8	Promissory Note between the Company and Sharon M. Beshara, dated May 18, 2004	Incorporated by reference to Exhibit 10-5 to the Form 10-QSB filed with the SEC on August 23, 2004

10-9	15% Secured Subordinated Debenture between the Company and SBI USA, LLC, dated May 28, 2004	Incorporated by reference to Exhibit 10-10 to the Form 10-QSB filed with the SEC on August 23, 2004

10-11	Amended and restated convertible secured promissory note	Incorporated by reference to Exhibit dated, June 16, 2004, between the Company and Phantom Investors, LLC 10-2 to the Form 10-QSB filed with the SEC on August 23, 2004

10-12	Commercial Promissory Note between the Company and Video Associates, LLC, dated June 2004	Incorporated by reference to Exhibit 10-8 to the Form 10-QSB filed with the SEC on August 23, 2004

10-13	Employee Stock Ownership	Incorporated by reference to Exhibit10-13 to the Form 10-QSB filed with the SEC on August 23, 2004

10-14	Promissory Note between the Company and Stephen A. Witzer, dated July 28, 2004	Incorporated by reference to Exhibit 10-14 to the Form SB-2/A filed with the SEC on February 14, 2005

10-15	10% Secured Promissory Note between the Company and Hazinu Ltd., dated October 20, 2004	Incorporated by reference to Exhibit 4-2 to Form 8-K filed with the SEC on October 29, 2004

10-16	10% Secured Promissory Note between the Company and JM Investors, LLC, Fenmore Holdings, LLC, Viscount Investments Limited and Congregation Mishkan Sholom, dated October 27, 2004	Incorporated by reference to Exhibit 4-6 to Form 8-K filed with the SEC on October 29, 2004

10-17	Securities Purchase Agreement between the Company and Hazinu Ltd., JM Investors, LLC, Fenmore Holdings, LLC, Viscount Investments Limited and Congregation Mishkan Sholom, dated December 13, 2004	Incorporated by reference to Exhibit 4-1 to Form 8-K filed with the SEC on December 22, 2004

10-18	Registration Rights Agreement between the Company and Hazinu Ltd., JM Investors, LLC, Fenmore Holdings, LLC, Viscount Investments Limited and Congregation Mishkan Sholom, dated December 13, 2004	Incorporated by reference to Exhibit 4-2 to Form 8-K filed with the SEC on December 22, 2004

10-19	8% Convertible Debenture between the Company and Hazinu Ltd., JM Investors, LLC, Fenmore Holdings, LLC, Viscount Investments Limited and Congregation Mishkan Sholom, dated December 13, 2004	Incorporated by reference to Exhibit 4-3 to Form 8-K filed with the SEC on December 22, 2004

10-20	8% Convertible Debenture between the Company and accredited investors, dated December 23, 2004	Incorporated by reference to Form 8-K filed with the SEC on January 5, 2005

10-21	Employment agreement between the Company and Richard Skoba dated January 3, 2003	Incorporated by reference to Exhibit 10-21 to the Company's Form 10-KSB for the year ended December 31, 2004

10-22	Pinnacle Marketing agreement to serve as manufacturing representatives	Incorporated by reference to Exhibit 10-22 to the Form SB-2/A filed with the SEC on February 14, 2005

10-23	Summit Marketing agreement to serve as manufacturing representatives	Incorporated by reference to Exhibit 10-23 to the Form SB-2/A filed with the SEC on February 14, 2005

10-24	Limelight Networks agreement to provide digital delivery network services	Incorporated by reference to Exhibit 10-24 to the Form SB-2/A filed with the SEC on February 14, 2005

10-25	Chicony agreement to manufacture system hardware	Incorporated by reference to Exhibit 10-25 to the Form SB-2/A filed with the SEC on February 14, 2005

10-26	Saitek agreement to manufacture system hardware	Incorporated by reference to Exhibit 10-26 to the Form SB-2/A filed with the SEC on February 14, 2005

10-27	BIOSTAR® Microtech International Corp. agreement for engineering, industrial design and manufacturing	Incorporated by reference to Exhibit 10-27 to the Form SB-2/A filed with the SEC on February 14, 2005

10-28	Teague agreement for engineering and industrial design	Incorporated by reference to Exhibit10-28 to the Form SB-2/A filed with the SEC on February 14, 2005

10-29	Employment agreement between the Company and Richard Skoba dated June 1, 2004	Incorporated by reference to Exhibit 10-29 to the Company's Form 10-KSB for the year ended December 31, 2004

10-30	Employment agreement between the Company and Timothy M. Roberts dated September 17, 2004	Incorporated by reference to Exhibit 10-30 to the Company's Form 10-KSB for the year ended December 31, 2004

10-31	Employment agreement between the Company and Kevin Bachus dated November 1, 2003	Incorporated by reference to Exhibit 10-31 to the Company's Form 10-KSB for the year ended December 31, 2004

10-32	Employment agreement between the Company and Tyrol Graham dated January 15, 2004	Incorporated by reference to Exhibit 10-32 to the Company's Form 10-KSB for the year ended December 31, 2004

10-33	Employment agreement between the Company and Andrew Schneider dated May 24, 2004	Incorporated by reference to Exhibit 10-33 to the Company's Form 10-KSB for the year ended December 31, 2004

10-34	15% Promissory Note between the Company and Timothy M. Roberts, dated January 27, 2005	Filed herewith

10-35	17% Promissory Note between the Company and Terry Taylor, dated January 28, 2005	Filed herewith

10-36	15% Promissory Note between the Company and Fred Niedrich, dated January 31, 2005	Filed herewith

10-37	15% Promissory Note between the Company and Rob Shambro, dated January 31, 2005	Filed herewith

10-38	15% Promissory Note between the Company and Larry Bonet, dated February 3, 2005	Filed herewith

10-39	6% Promissory Note between the Company and Nite Capital LP, dated March 9, 2005	Filed herewith

10-40	17% Promissory Note between the Company and Ron Westman, dated March 21, 2005	Filed herewith

10-41	12% Promissory Note between the Company and Rob Shambro, dated April 7, 2005	Filed herewith

10-42	17% Promissory Note between the Company and Fred Niedrich, dated April 29, 2005	Filed herewith

31-1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed herewith

32-1	Section 1350 Certification	Filed herewith

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

Current Report on Form 8-K on September 24, 2004 regarding the Company moving the launch of its Phantom Game Service to 2005.

Current Report on Form 8-K on October 28, 2004 and amended on October 29, 2004 regarding Bridge Loan Agreement with Hazinu Ltd. and the Bridge Loan Agreement with and JM Investors, LLC, Fenmore Holdings, LLC, Viscount Investments Limited and Congregation Mishkan Sholom

Current Report on Form 8-K on November 9, 2004 and amended on May 11, 2005 regarding changes in Company’s Certifying Accountant..

Current Report on Form 8-K on December 22, 2004 regarding transaction pursuant to a Securities Purchase Agreement, dated as of December 13, 2004,with several accredited investors pursuant to which those accredited investors lent an aggregate principal amount of $1,160,000 to the Company in exchange for (i) 8% convertible debentures Series 04-02 in that aggregate principal amount , and (ii) Class 2004-A (“Class A”) warrants to purchase 5,437,487 shares of common stock, Class 2004-B (“Class B”) warrants to purchase 5,437,487 shares of common stock and Class 2004-C (“Class C”) warrants to purchase 5,437,487 shares of common stock.

Current Report on Form 8-K on January 5, 2005 regarding transaction pursuant to a Securities Purchase Agreement, dated as of December 23, 2004, with several accredited investors pursuant to which those accredited investors lent an aggregate principal amount of $1,000,000 to us in exchange for (i) 8% convertible debentures Series 04-03 in that aggregate principal amount, and (ii) Class 2004-A-2 warrants to purchase 4,687,485 shares of our common stock.

Current Report on Form 8-K on January 14, 2005 regarding a Conversion Agreement dated January 6, 2005 with Phoenix Capital Opportunity Fund, L.P., a holder of our 15% convertible secured promissory note, in which the parties agreed that the outstanding principal balance and all interest accrued and unpaid on such note in the aggregate amount of $721,875 be converted into an aggregate of 7,218,750 shares of our restricted common stock.

Current Report on Form 8-K on January 28, 2005 regarding issuing 12 % Non-Negotiable Promissory Notes on January 27, 2005 to Timothy Roberts, the Company’s Chief Executive Officer, Robert Shambro and Fred Niedrich in which the Lenders lent an aggregate principal amount of $500,000 to the Company in exchange for the Notes.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 23, 2005
INFINIUM LABS, INC.

/s/ Timothy M. Roberts
By:

Timothy M. Roberts, Chairman and Chief Executive Officer
and Acting Chief Financial Officer