Form 10QSB
period 2005-06-30
INFINIUM LABS INC
filed 2005-08-15
CIK 1145019

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

As of August 10, 2005, we have outstanding 222,946,437 shares of our common stock as confirmed by our transfer agent, Corporate Stock Transfer.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

INDEX

PART I - Financial Information		Page

Item 1	Financial Statements	3 - 40

	Consolidated Balance Sheets as of June 30, 2005 (Unaudited) and December 31, 2004	4

	Consolidated Statements of Operations for the Three Months Ended June 30, 2005, the Three Months Ended June 30, 2004, the Six Months Ended June 30, 2005, the Six Months Ended June 30, 2004 and the Period from December 9, 2002 (Inception) through June 30, 2005 (Unaudited)	5

	Consolidated Statement of Changes in Stockholders’ Deficiency for the Period from December 9, 2002 (Inception) through June 30, 2005 (Unaudited)	6 - 10

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005, the Six Months Ended June 30, 2004 and the Period from December 9, 2002 (Inception) through June 30, 2005 (Unaudited)	11

	Notes to Consolidated Financial Statements (Unaudited)	12 - 39

Item 2	Plan of Operations	40

Item 3	Controls and Procedures	42

PART II - Other Information

Item 1	Legal Proceedings	43

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 3	Defaults upon Senior Securities	45

Item 4	Submission of Matters to a Vote of Security Holders	45

Item 5	Other Information	45

Item 6	Exhibits	46

Signatures		47

Certifications		48

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Balance Sheets

ASSETS
	June 30, 2005 (Unaudited)	December 31, 2004
Current Assets:
Cash	$90,100	$4,102
Restricted Cash	-	894,910
Prepaid Expenses	12,710	-
Other Receivable	1,465	407
Total Current Assets	104,275	899,419

Property and Equipment, Net	382,635	475,122

Other Assets:
Deposits	5,250	5,440
Intangible asset, net (Note 2)	227,506	256,495
Total Other Assets	232,756	261,935

Total Assets	$719,666	$1,636,476

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable	$2,741,649	$3,698,885
Due to developers	865,000	885,000
Accrued interest expense	300,457	301,415
Other accrued expense	460	105,000
Accrued payroll and payroll taxes	1,225,903	834,682
Promissory notes, net (Note 2)	3,752,158	7,298,348

Total Current Liabilities	8,885,627	13,123,330

Commitments and Contingencies	-	-

Stockholders’ Deficiency:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 213,298,327 and 121,090,655 shares issued and outstanding, respectively (Note 3)	21,330	12,109
Additional paid-in capital (Note 3)	48,111,364	24,523,917
Subscription receivable	(22,517)	(22,517)
Accumulated deficit during development stage	(56,276,138)	(36,000,363)

Total Stockholders’ Deficiency	(8,165,961)	(11,486,854)

Total Liabilities and Stockholders’ Deficiency	$719,666	$1,636,476

See accompanying Notes to Consolidated Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Operations
(Unaudited)
	For the Three Months Ended June 30, 2005	For the Three Months Ended June 30, 2004	For the Six Months Ended June 30, 2005	For the Six Months Ended June 30, 2004	For the Period from December 9, 2002 (Inception) to June 30, 2005

Operating Expenses:
Development costs	$-	$744,134	$-	$1,251,944	$3,536,204
Advertising	94,211	520,158	227,180	568,934	1,815,736
Salary expense	1,183,465	1,907,871	2,227,717	2,352,981	9,004,593
Professional fees	96,216	450,175	678,404	1,588,699	4,383,007
Consultants	593,513	2,194,316	1,936,012	5,185,127	12,042,379
Impairment of assets	-	-	-	-	352,299
General and administrative	927,950	1,644,104	1,480,096	2,654,810	5,711,002
Total Operating Expenses	2,895,355	7,460,758	6,549,409	13,602,495	36,845,220
Net Loss from Operations	(2,895,355)	(7,460,758)	(6,549,409)	(13,602,495)	(36,845,220)

Other Income (Expense):
Other income	90	-	90	-	2,024
Loss on sale of equipment	(2,479)	-	(2,479)	-	(2,927)
Loss on conversion of notes	(2,140,620)	-	(10,617,075)	-	(10,617,075)
Loss on vendor settlement	(22,724)	-	(22,724)	-	(22,724)
Interest expense	(1,150,831)	(3,003,369)	(3,084,178)	(3,099,613)	(8,790,216)
Total Other Income (Expense)	(3,316,564)	(3,003,369)	(13,726,366)	(3,099,613)	(19,430,918)

Loss before Income Taxes	(6,211,919)	(10,464,127)	(20,275,775)	(16,702,108)	(56,276,138)

Income Taxes	-	-	-	-	-

Net Loss	$(6,211,919)	$(10,464,127)	$(20,275,775)	$(16,702,108)	$(56,276,138)

Per Common Share

Loss per common share - basic and diluted	$(0.03)	$(0.11)	$(0.13)	$(0.18)	$(0.60)

Weighted average - basic and diluted	177,981,784	94,830,810	155,131,101	95,032,164	93,939,027

See accompanying Notes to Consolidated Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders’ Deficiency
For the Period from December 9, 2002 (Inception) to June 30, 2005
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
For the Period from December 9, 2002 (Inception) to June 30, 2005
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
For the Period from December 9, 2002 (Inception) to June 30, 2005
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
For the Period from December 9, 2002 (Inception) to June 30, 2005
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

See accompanying Notes to Consolidated Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders’ Deficiency
For the Period from December 9, 2002 (Inception) to June 30, 2005
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Total
Shares issued to Director for services ($1.59 per share)	-	-	40,000	4	63,596	-	-	63,600

Shares issued to consultants for services ($0.87 per share)	-	-	125,179	13	108,916	-	-	108,929

Shares issued to convert note payable ($1.18 per share)	-	-	7,043,750	704	8,310,921	-	-	8,311,625

Shares issued to consultants for services ($0.54 per share)	-	-	1,200,000	120	647,880	-	-	648,000

Shares issued to convert note payable ($0.365 per share)	-	-	4,925,291	493	1,797,238	-	-	1,797,731

Shares issued to consultants for services ($0.32 per share)	-	-	1,722,453	172	558,675	-	-	558,847

Shares issued to employees ($0.25 per share)	-	-	225,000	22	56,228	-	-	56,250

Shares issued to convert note payable ($0.122 per share)	-	-	5,815,069	582	711,336	-	-	711,918

Shares issued to consultant for services ($0.32 per share)	-	-	100,000	10	31,990	-	-	32,000

Shares issued to Director for services ($0.34 per share)	-	-	800,000	80	271,920	-	-	272,000

Beneficial conversion of promissory notes	-	-	-	-	375,000	-	-	375,000

Shares issued to consultants for services ($0.32 per share)	-	-	1,423,734	143	319,812	-	-	319,955

Shares issued to convert note payable ($0.17 per share)	-	-	13,325,000	1,333	2,280,600	-	-	2,281,933

Shares issued to consultant for services ($0.18 per share)	-	-	250,000	25	44,975	-	-	45,000

Shares issued to employee ($0.23 per share)	-	-	100,000	10	22,990	-	-	23,000

Shares issued to employees ($0.15 per share)	-	-	601,725	60	90,199	-	-	90,259

Shares issued to convert note payable ($0.10 per share)	-	-	2,936,644	294	293,370	-	-	293,664

Loss on conversion of note payable	-	-	-	-	69,863	-	-	69,863

Shares issued to employees ($0.15 per share)	-	-	678,067	68	101,242	-	-	101,310

Shares issued to consultants for services ($0.15 per share)	-	-	2,255,097	225	338,550	-	-	338,775

Shares issued to employees ($0.15 per share)	-	-	962,324	96	143,244	-	-	143,340

Shares issued to employees ($0.12 per share)	-	-	1,162,720	116	139,410	-	-	139,526

Shares issued to executive ($0.15 per share)	-	-	250,000	25	37,475	-	-	37,500

Shares issued to convert note payable ($0.16 per share)	-	-	3,961,170	396	633,391	-	-	633,787

Shares issued to convert note payable ($0.16 per share)	-	-	3,700,000	370	591,630	-	-	592,000

Shares issued to convert note payable ($0.14 per share)	-	-	5,900,000	590	825,828	-	-	826,418

Shares issued to convert note payable ($0.14 per share)	-	-	12,000,000	1,200	1,685,636	-	-	1,686,836

Shares issued to satisfy vendor payable ($0.16 per share)	-	-	1,976,021	198	315,965	-	-	316,163

Shares issued to executive ($0.10 per share)	-	-	250,000	25	24,975	-	-	25,000

Shares issued to executive ($0.10 per share)	-	-	500,000	50	49,950	-	-	50,000

Shares issued to consultants for services ($0.11 per share)	-	-	2,934,536	293	322,342	-	-	322,635

Shares issued to employees ($0.08 per share)	-	-	2,122,675	212	178,188	-	-	178,400

Shares issued to convert note payable ($0.11 per share)	-	-	3,695,339	369	403,642	-	-	404,011

Shares returned to Treasury per legal settlement ($1.47 per share)	-	-	(120,000)	(12)	(175,888)	-	-	(175,900)

Shares issued to convert note payable ($0.10 per share)	-	-	2,075,453	208	207,337	-	-	207,545

Loss on conversion of note payable	-	-	-	-	62,263	-	-	62,263

Shares issued to convert note payable ($0.10 per share)	-	-	3,187,206	319	318,402	-	-	318,721

Loss on conversion of note payable	-	-	-	-	95,616	-	-	95,616

Shares issued to convert note payable ($0.10 per share)	-	-	1,110,298	111	110,919	-	-	111,030

Loss on conversion of note payable	-	-	-	-	3,309	-	-	3,309

Shares issued to convert note payable ($0.10 per share)	-	-	1,109,069	111	110,796	-	-	110,907

Loss on conversion of note payable	-	-	-	-	3,272	-	-	3,272

Shares issued to convert note payable ($0.10 per share)	-	-	1,863,852	186	186,199	-	-	186,385

Loss on conversion of note payable	-	-	-	-	3,416	-	-	3,416

Beneficial conversion of promissory notes	-	-	-	-	220,400	-	-	220,400

Warrants issued	-	-	-	-	594,429	-	-	594,429

Net loss for the six months ended June 30, 2005	-	-	-	-	-	(20,275,775)	-	(20,275,775)

BALANCE, JUNE 30, 2005	-	$-	213,298,327	$21,330	$48,111,364	$(56,276,138)	$(22,517)	$(8,165,961)

See accompanying Notes to Consolidated Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Cash Flows
(Unaudited)

	For the Six Months Ended June 30, 2005	For the Six Months Ended June 30, 2004	For the Period from December 9, 2002 (Inception) to June 30, 2005
Cash Flows from Operating Activities:
Net loss	$(20,275,775)	$(16,702,108)	$(56,276,138)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	114,426	111,168	288,774
Impairment of assets	-	-	352,299
Loss on disposal of assets	2,479	-	2,927
Common stock issued for services	2,709,740	4,775,566	12,413,730
Common Stock issued to employees	844,586	-	2,886,727
Common stock issued for legal settlements	(175,900)	175,900	-
Common stock issued for interest	777,915	2,731,505	3,505,646
Common stock issued for loan guarantee	-	-	832,000
Common stock issued for vendor settlement	293,439	-	293,439
Loss on vendor settlement	22,724	-	22,724
Loss on conversion of notes payable	10,617,075	-	10,617,075
Amortization of interest expense	2,288,470	399,952	4,464,058
Warrants Issued	594,429	-	594,429
Changes in operating assets and liabilities:
Decrease (increase) in current assets:
Other receivables	(1,057)	144,602	(1,464)
Deposits	190	(92,134)	(5,250)
Prepaid expense	(12,710)	(78,946)	(12,710)
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	(691,513)	560,915	5,133,469
Net Cash Used in Operating Activities	(2,891,482)	(7,973,580)	(14,888,265)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	(414,150)	(970,467)
Proceeds from the sale of property and equipment	4,570	-	16,325
(Increase) decrease in restricted cash	894,910	-	-
Net Cash Provided (Used) in Investing Activities	899,480	(414,150)	(954,142)

Cash Flows from Financing Activities:
Repayments of notes payable	-	(475,000)	(1,075,000)
Proceeds from stockholder	-	-	4,940
Payments to stockholder	-	(4,940)	(4,940)
Proceeds from sale of common stock, net	595,400	3,482,940	9,327,147
Promissory note	1,482,600	5,400,545	7,680,360
Net Cash Provided by Financing Activities	2,078,000	8,403,545	15,932,507

NET INCREASE IN CASH	85,998	15,815	90,100

CASH AT BEGINNING OF PERIOD	4,102	45,852	-

CASH AT END OF PERIOD	$90,100	$61,667	$90,100

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$18,750	$139,495	$533,838

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
During 2003, the Company issued 235,600 shares of common stock with a fair value of $300,000 for intangible signage rights.
During the six months ended June 30, 2005, the Company issued 65,962,502 shares of common stock to convert 15 notes payable aggregating $7,262,260.

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

(C) Consolidation
The accompanying June 30, 2005 and 2004 consolidated financial statements include the accounts of Infinium Labs, Inc. and its wholly owned subsidiary, Infinium Labs Operating Corporation. Intercompany transactions and balances have been eliminated in consolidation.

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

(G) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by statement of Financial Accounting Standards “SFAS” No. 128, “Earnings per Share.” For the three months ended June 30, 2005, the three months ended June 30, 2004, the six months ended June 30, 2005, the six months ended June 30, 2004 and the period from December 9, 2002 (Inception) through June 30, 2005, the effect of common share equivalents was anti-dilutive and not included in the calculation of diluted net loss per common share.

(H) Advertising

Advertising costs are expensed either in the periods in which those costs are incurred or the first time the advertising takes place. For the three months ended June 30, 2005, the three months ended June 30, 2004 the six months ended June 30, 2005, the six months ended June 30, 2004 and the period from December 9, 2002 (Inception) to June 30, 2005, the company incurred advertising costs of $94,211, $520,158, $227,180, $568,934 and $1,815,736, respectively.

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

(L) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At June 30, 2005, the Company had no cash in excess of FDIC insurance limits.

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

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 2 NOTES PAYABLE

During 2003, the Company received $275,000, net of offering costs of $25,000 in the form of a 20% secured convertible debenture that matures on February 28, 2004 and is guaranteed by the Company's Chairman and Chief Executive officer. The maximum borrowings available under the debenture agreement are $750,000. The debenture is secured by all of the Company's assets and is convertible in its entirety at the option of the holder into the Company's common stock at a conversion price of $1.00. There was no beneficial conversion recognized on the issuance of the convertible notes payable as the conversion price was equal to recent cash offering price. During February 2004, the entire convertible note was repaid with cash of $275,000. At June 30, 2005, the outstanding balance on the convertible debenture was $0.

During 2003, the Company entered into a $100,000 convertible note payable in full settlement of a lawsuit. The note is non-interest bearing and was due August 11, 2004. The note is convertible at the option of the note holder at any time at the current trading price of the Company's common stock. During February 2004, the entire convertible note was repaid with cash of $100,000. At June 30, 2005, the balance on the note payable was $0.

In February 2004, the Company authorized a private debt offering of secured 12% and 15% promissory notes with due dates one year from the date of issuance, within sixty days of the Company's SB-2 becoming effective or upon the Company receiving an equity investment of at least $15,000,000. For each loan to the Company, the lender was also entitled to 20,000 shares of the Company's common stock. During the twelve months ended December 31, 2004, the Company issued an aggregate of $2,400,000 promissory notes and issued 560,000 common shares. The shares were treated as a discount to the private offering, the shares were valued at $434,000 based on the market price on the dates the funds were received and the discount is being amortized over the life of the notes. $1,400,000 of these notes were settled on May 16, 2005 via a Settlement Agreement which converted the entire amount of the note into common stock at a per share price of $0.14. The Company recognized a loss on the conversion of $540,000. At June 30, 2005, the balance on theses notes payable was $1,400,000 which are currently in default. These notes are secured with the assets of the Company.

On February 27, 2004, the Company borrowed $500,000 under a 12% secured subordinated debenture for a maximum term of 12 months. As additional consideration, the Company issued to the holder 200,000 shares of common stock having a fair value of $284,000. The shares were treated as a discount to the debenture and the discount is being amortized over the life of the debenture. This note was settled on May 16, 2005 via a Settlement Agreement which converted the entire amount of the note into common stock at a per share price of $0.14. The Company recognized a loss on the conversion of $265,500. (See Note 3)

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

On April 7, 2004, the Company borrowed $500,000 under a 15% promissory note which was initially payable on December 15, 2004 and subsequently became payable on March 31, 2005 per a conversion option agreement dated November 10, 2004 that entitles the note holder to convert the amount of the note into shares of stock at a per share price of $0.10; the conversion option was treated as a $216,000 discount to the debenture and the discount was amortized over the life of the conversion option agreement. In addition, the note holder is entitled to a Stock Purchase Warrant for 200% of the number of shares obtained in the conversion at a warrant exercise price of $0.10. The note was secured with the assets of the Company. On March 22, 2005, the note was paid in full via a Conversion Agreement which converted the entire amount of the note into common stock at a per share price of $0.10 and the Company issued 11,630,138 warrants exercisable at $0.10 per share. The Company recognized a loss on the conversion of $130,411. (See Note 3)

On May 7, 2004, the Company borrowed $100,000 under a 15% promissory note. As additional consideration, the Company issued the holder 40,000 shares of common stock having a fair value of $55,200. The shares were treated as a discount to the note and the discount is being amortized over the life of the note. The note was fully paid off as of June 30, 2005.

On May 7, 2004, the Company borrowed $250,000 under a 15% promissory note which was initially payable on September 15, 2004 and was extended to April 30, 2005 per a conversion option agreement dated November 10, 2004 that entitles the note holder to convert the amount of the note into shares of stock at a per share price of $0.10; the conversion option was treated as a $102,500 discount to the debenture and the discount was amortized over the life of the conversion option agreement. In addition, the note holder is entitled to a Stock Purchase Warrant for 200% of the number of shares obtained in the conversion at a warrant exercise price of $0.10. As additional consideration, the Company issued to the holder 100,000 shares of common stock having a fair value of $147,500. The shares were treated as a discount to the note and the discount is being amortized over the life of the note. The note was secured with the assets of the Company. On May 7, 2005, the note was paid in full via a Conversion Agreement which converted the entire amount of the note into common stock at a per share price of $0.10 and the Company issued 5,873,288 warrants exercisable at $0.10 per share. The Company recognized a loss on the conversion of $69,863.

On May 19, 2004, the Company borrowed $417,260 under a 15% secured promissory note which was initially payable on June 3, 2004 but has been amended to January 15, 2005 for an additional consideration of $30,000. The additional consideration was amortized over the life of the amendment. This note was settled on May 10, 2005 via a Settlement Agreement which converted the entire amount of the note into common stock at a per share price of $0.16. The Company recognized a loss on the conversion of $158,447. (See Note 3)

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

On May 28, 2004, the Company borrowed $350,000 under a 15% secured promissory note, which was payable August 1, 2004. As additional consideration, the Company issued the holder 33,000 shares of common stock having a fair value of $47,190. The shares were treated as a discount to the note and the discount was amortized over the life of the note. The note is secured with the assets of the Company. This note was settled on January 6, 2005 via a Conversion Agreement which converted the entire amount of the note into common stock at a per share price of $0.10. The Company recognized a loss on the conversion of $3,803,625. (See Note 3)

On May 28, 2004, the Company borrowed $350,000 under a 15% promissory note which was initially payable on June 8, 2004 but has been amended to January 1, 2005 for additional consideration of $30,000. The additional consideration was amortized over the life of the amendment. As additional consideration, the Company issued the holder 7,500 shares of common stock having a fair value of $11,025. The shares were treated as a discount to the note and the discount was amortized over the life of the note. This note was settled on May 10, 2005 via a Settlement Agreement which converted the entire amount of the note into common stock at a per share price of $0.16. The Company recognized a loss on the conversion of $222,000.

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

On June 21, 2004, the Company borrowed $1,500,000 under a 15% promissory note, which was payable no later than June 22, 2005. As additional consideration, the Company issued the holder 60,000 shares of common stock having a fair value of $67,800. The shares were treated as a discount to the note and the discount is being amortized over the life of the note. As consideration for the Chief Executive Officer’s personal guaranty of note, the Company compensated the Chief Executive Officer $50,000. This note was settled on April 11, 2005 via a Settlement Agreement which converted the entire amount of the note into common stock at a per share price of $0.17. The Company recognized a loss on the conversion of $716,933.

On July 28, 2004, the Company borrowed $500,000 under a 15% promissory note which is payable on July 28, 2005. As consideration for a Director's personal guaranty of note, the Company issued the Director 800,000 shares of common stock having a fair value of $832,000. The principal and accrued interest due on this note as of June 30, 2005 was $549,794. This note is currently in default.

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

On October 20, 2004, the Company entered into a Bridge Loan Agreement with Hazinu Ltd. pursuant to which the Lender advanced the principal amount of $300,000 to the Company on October 21, 2004 in exchange for (i) a 10% secured promissory note in such principal amount, (ii) 500,000 shares of our common stock, and (iii) warrants to purchase 500,000 shares of our common stock at an exercise price of $0.50 per share. The value of the shares and warrants of $152,500 and $147,500, respectively were treated as a discount to the note and the discount is being amortized over the life of the note. The note was due December 31, 2004 and during December 2004, the entire note was repaid with cash. At June 30, 2005, the outstanding balance on the convertible debenture was $0.
On October 27, 2004, the Company entered into a Bridge Loan Agreement with JM Investors, LLC, Fenmore Holdings, LLC, Viscount Investments Limited and Congregation Mishkan Sholom pursuant to which the Lenders advanced an aggregate principal amount of $300,000 to the Company on October 28, 2004 in exchange for (i) 10% secured promissory notes in such aggregate principal amount, (ii) 500,000 shares of our common stock and (iii) warrants to purchase an aggregate of 500,000 shares of our common stock at an exercise price of $0.50 per share. The value of the shares and warrants of $152,500 and $147,500, respectively were treated as a discount to the note and the discount is being amortized over the life of the note. The note was due December 31, 2004 and during December 2004, the entire note was repaid with cash. At June 30, 2005, the outstanding balance on the convertible debenture was $0.

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

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

On January 27, 2005, the Company borrowed $300,000 from Timothy Roberts, the Company’s Chief Executive Officer, under a 15% promissory note, which was payable no later than April 27, 2005. This note was settled on June 13, 2005 via a Settlement Agreement which converted the entire amount of the note into common stock at a per share price of $0.10. The Company recognized a loss on the conversion of $95,616.

On January 28, 2005, the Company borrowed $135,000 under a 17% promissory note, which was payable no later than March 29, 2005. This unsecured note is currently in default.

On January 31, 2005, the Company borrowed $175,000 under a 15% convertible promissory note, which is payable no later than May 10, 2005. The note is convertible into 1,000,000 million shares of common stock and the Company recognized beneficial conversion on the promissory note of $175,000. The beneficial conversion was treated as a discount to the note and the discount is being amortized over the life of the note. On June 10, 2005, the entire amount of the note was converted at a per share price of $0.10. The Company recognized a loss on the conversion of $3,416.

On January 31, 2005, the Company borrowed $100,000 under a 15% convertible promissory note, which is payable no later than May 10, 2005. The note is convertible into 1,000,000 million shares of common stock and the Company recognized beneficial conversion on the promissory note of $100,000. The beneficial conversion was treated as a discount to the note and the discount was amortized over the life of the note. On June 10, 2005, the entire amount of the note was converted at a per share price of $0.10. The Company recognized a loss on the conversion of $3,309.

On February 3, 2005, the Company borrowed $100,000 under a 15% convertible promissory note, which is payable no later than May 10, 2005. The note is convertible into 1,000,000 million shares of common stock and the Company recognized beneficial conversion on the promissory note of $100,000. The beneficial conversion was treated as a discount to the note and the discount was amortized over the life of the note. On June 10, 2005, the entire amount of the note was converted at a per share price of $0.10. The Company recognized a loss on the conversion of $3,272.

On March 9, 2005, the Company borrowed $400,000 under a 10% promissory note, which was payable no later than May 9, 2005. This note was settled on June 13, 2005 via a Settlement Agreement which converted the entire amount of the note into common stock at a per share price of $0.11. The Company recognized no gain or loss on the conversion.

On March 21, 2005, the Company borrowed $200,000 under a 17% promissory note, which was payable no later than May 20, 2005. This note was settled on June 10, 2005 via a Conversion Agreement which converted the entire amount of the note into common stock at a per share price of $0.10. The Company recognized a loss on the conversion of $62,263.  In conjunction with the conversion, the Company issued 6,226,359 warrants at an exercise price of $0.10 per share.  (See Note 6b)

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

On April 7, 2005, the Company borrowed $300,000 under a 12% promissory note, which was payable no later than August 5, 2005. This unsecured note is currently in default.

On April 29, 2005, the Company borrowed $200,000 under a 17% promissory note, which was payable no later than July 28, 2005. This unsecured note is currently in default.

On June 13, 2005, the Company borrowed $68,000 under a 17% promissory note, which was payable no later than August 12, 2005. This unsecured note is currently in default.

On June 30, 2005, the Company borrowed $100,000 under a 17% promissory note, which is unsecured and payable no later than September 28, 2005.

Notes payable - face value	$4,863,000
Notes payable - discount	1,110,842

$3,752,158

The discount from the face value of the promissory notes is being amortized over the life of the promissory notes as additional interest expense. During the six month period ended June 30, 2005, the six month period ended June 30, 2004 and the period from December 9, 2002 (Inception) to June 30, 2005, the Company has recorded interest expense from the discounts of $2,288,470, $399,952 and $4,464,058, respectively.

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

On September 30, 2004, the Company issued 300,000 shares of restricted common stock to employees as a bonus with a fair value of $99,000 ($0.33 per share).

During 2004, the Company issued 1,790,000 shares of common stock to employees with a fair value of $565,500 ($0.32 per share) for bonuses. .

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

During April 2005, the Company issued 1,423,734 shares of common stock for consulting services with a fair value of $319,955 ($0.22 per share).

During April 2005, the Company issued 100,000 shares of restricted common stock to employees as a bonus with a fair value of $23,000 ($0.23 per share).

On April 18, 2005, the Company issued 250,000 shares of restricted common stock for consulting services with a fair value of $45,000 ($0.18 per share).

During April 2005, the Company issued 601,725 shares of common stock to employees with a fair value of $90,259 ($0.15 per share) as regular compensation.

During April 2005, the Company issued 678,067 shares of common stock to employees with a fair value of $101,310 ($0.15 per share) as regular compensation.

During May 2005, the Company issued 2,255,097 shares of common stock for consulting services with a fair value of $338,775 ($0.15 per share).

During May 2005, the Company issued 962,324 shares of common stock to employees with a fair value of $143,340 ($0.15 per share) as regular compensation.

During May 2005, the Company issued 250,000 shares of common stock to an executive with a fair value of $37,500 ($0.15 per share) as compensation.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

During May 2005, the Company issued 250,000 shares of common stock to an executive with a fair value of $37,500 ($0.15 per share) as compensation.

During May 2005, the Company issued 1,162,720 shares of common stock to employees with a fair value of $139,526 ($0.12 per share) as regular compensation.

During June 2005, the Company issued 2,122,675 shares of common stock to employees with a fair value of $178,400 ($0.08 per share) as regular compensation.

During June 2005, the Company issued 250,000 shares of common stock to an executive with a fair value of $25,000 ($0.10 per share) as compensation.

During June 2005, the Company issued 500,000 shares of common stock to an executive with a fair value of $50,000 ($0.10 per share) as compensation.

During June 2005, the Company issued 2,934,536 shares of common stock for consulting services with a fair value of $322,635 ($0.11 per share).

(C) Stock Issued for Legal Settlement

During February 2004, the Company issued 66,668 shares of common stock with a fair value of $98,335 ($1.475 per share) in partial settlement of a lawsuit.

On June 4, 2004, the Company issued 53,332 shares of common stock with a fair value of $77,565 in final settlement of a lawsuit ($1.455 per share).

During June 2005, the Company returned 120,000 shares of common stock with a fair value of $175,900 ($1.475 per share) were returned to Treasury in settlement of a lawsuit.

(D) Stock Issued for Vendor Settlement

During May 2005, the Company issued 1,976,021 shares of common stock with a fair value of $316,163 ($0.16 per share) in settlement of a vendor payable. The Company recognized a loss of $22,724 on the settlement of this vendor payable.

(E) Stock Issued for Cash with Notes Payable

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

(F) Stock Issued for Cash as Interest on Notes Payable

During 2004, the Company issued 375,000 shares to note payable holders for accrued interest on the notes with a fair value of $67,500 ($0.18 per share).

(G) Stock Issued Under Loan Default Provisions

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

(H) Stock Issued for Conversion of Notes Payable

On January 6, 2005, the Company issued 7,043,750 shares of common stock with a fair value of $8,311,625 to convert a note payable with a fair value of $704,375 ($0.10 per share). The Company recognized a loss of $7,607,250 ($1.08 per share) on the conversion of this note.

On February 11, 2005, the Company issued 4,925,291 shares of common stock with a fair value of $1,797,731 to convert a note payable with a fair value of $1,058,938 ($0.215 per share). The Company recognized a loss of $738,793 ($0.15 per share) on the conversion of this note.

On March 22, 2005, the Company issued 5,815,069 shares of common stock with a fair value of $711,918 to convert a note payable with a fair value of $581,507 ($0.10 per share). The Company recognized a loss of $130,411 ($0.022 per share) on the conversion of this note.

On April 11, 2005, the Company issued 13,325,000 shares of common stock with a fair value of $2,281,933 to convert a note payable with a fair value of $1,565,000 ($0.12 per share). The Company recognized a loss of $716,933 ($0.05 per share) on the conversion of this note.

During April 2005, the Company issued 2,936,644 shares of common stock to convert a note payable with a fair value of $293,664 ($0.10 per share).

On May 10, 2005, the Company issued 3,961,170 shares of common stock with a fair value of $633,787 to convert a note payable with a fair value of $475,340 ($0.12 per share). The Company recognized a loss of $158,447 ($0.04 per share) on the conversion of this note.

On May 10, 2005, the Company issued 3,700,000 shares of common stock with a fair value of $592,000 to convert a note payable with a fair value of $370,000 ($0.10 per share). The Company recognized a loss of $220,000 ($0.06 per share) on the conversion of this note.

On May 16, 2005, the Company issued 5,900,000 shares of common stock with a fair value of $826,418 to convert a note payable with a fair value of $560,918 ($0.095 per share). The Company recognized a loss of $265,500 ($0.045 per share) on the conversion of this note.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

On May 16, 2005, the Company issued 12,000,000 shares of common stock with a fair value of $1,686,836 to convert a note payable with a fair value of $1,146,836 ($0.095 per share). The Company recognized a loss of $540,000 ($0.045 per share) on the conversion of this note.

During June 2005, the Company issued 3,695,339 shares of common stock to convert a note payable with a fair value of $404,011 ($0.11 per share).

On June 10, 2005, the Company issued 2,075,453 shares of common stock to convert a note payable with a fair value of $207,545 ($0.10 per share). The Company recognized a loss of $62,263 on the conversion of this note.

On June 10, 2005, the Company issued 3,187,206 shares of common stock to convert a note payable with a fair value of $318,721 ($0.10 per share). The Company recognized a loss of $95,616 on the conversion of this note.

On June 10, 2005, the Company issued 1,110,298 shares of common stock to convert a note payable with a fair value of $111,030 ($0.10 per share). The Company recognized a loss of $3,309 on the conversion of this note.

On June 10, 2005, the Company issued 1,109,069 shares of common stock to convert a note payable with a fair value of $110,907 ($0.10 per share). The Company recognized a loss of $3,272 on the conversion of this note.

On June 10, 2005, the Company issued 1,863,852 shares of common stock to convert a note payable with a fair value of $186,385 ($0.10 per share). The Company recognized a loss of $3,416 on the conversion of this note.

(I) In Kind Contribution

During 2004, 1,191,450 shares of common stock were returned to the Company by a stockholder and recorded as an In Kind Contribution.

(J) Stock Dividend

During January 2004, the Company declared a 4 for 1 common stock dividend effected to stockholders of record on January 19, 2004. Per share and weighted average share amounts have been retroactively restated in the accompanying financial statements and related notes to reflect this dividend.

(K) Stock Split

During May 2004, the Company declared a 4 for 1 common stock split effected to stockholders of record on May 5, 2004. Per share and weighted average share amounts have been retroactively restated in the accompanying financial statements and related notes to reflect this dividend.

(L) Stock Issued in Reverse Merger

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

(M) Obligation to Reserve Stock

As of June 30, 2005, the Company had an obligation to reserve 60,879,731 shares of common stock issuable upon conversion of debentures. In addition, as of June 30, 2005, the Company had outstanding options and warrants totaling 45,729,731 shares of common stock.

(N) Amendment to Articles of Incorporation

On February 24, 2005, the Company amended its Articles of Incorporation to provide for an increase in its authorized share capital. The authorized capital stock increased to 600,000,000 common shares at a par value of $0.0001 per share.

NOTE 4 INCOME TAXES

Income tax expense (benefit) is summarized as follows:

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004	December 9, 2002 (Inception) through June 30, 2005
Current:
Federal	$-	$-	$-	$-	$-
State	-	-	-	-	-
Deferred - Federal and State	-	-	-	-	-

Income tax expense (benefit)	$-	$-	$-	$-	$-

The Company's tax expense differs from the "expected" tax expense as follows:

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004	December 9, 2002 (Inception) through June 30, 2005

U.S. Federal income tax expense (benefit)	$(2,112,052)	$(3,557,803)	$(6,893,764)	$(5,678,717)	$(19,133,887)
Effect on net operating loss carryforward	2,112,052	3,557,803	6,893,764	5,678,717	19,133,887

	$-	$-	$-	$-	$-

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	June 30, 2005 (Unaudited)	December 31, 2004
Deferred tax assets:
Net operating loss carryforward	$19,133,887	$12,240,123
Total gross deferred tax assets	19,133,887	12,240,123
Less valuation allowance	(19,133,887)	(12,240,123)

Net deferred tax assets	$-	$-

At June 30, 2005, the Company had a net operating loss carryforward of $56,276,138 for U.S. Federal income tax purposes available to offset future taxable income expiring through 2025. The net change in the valuation allowance during the six months ended June 30, 2005 was an increase of $6,893,764.

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

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

As the Company has not commenced sales of the game system and there is no definitive way to determine the future economic benefit associated with the payments for the guaranteed license fees, the company has expensed the guaranteed license fees as incurred. From December 9, 2002 (inception) through June 30, 2005, $225,000 of guaranteed license fees had been accrued and reported on the accompanying financial statements.

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

As the company has not commenced sales of the game system and there is no definitive way to determine the future economic benefit associated with the advance payments, the company has expensed the advance royalty payments as incurred. From December 9, 2002 (inception) through June 30, 2005, $50,000 of guaranteed license fees had been accrued and reported on the accompanying financial statements.

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

As the company has not commenced sales of the game system and there is no definitive way to determine the future economic benefit associated with the advance payments, the company has expensed the advance royalty payments as incurred. From December 9, 2002 (inception) through June 30, 2005, $500,000 of guaranteed license fees had been accrued and reported on the accompanying financial statements.

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

In addition, Infinium incurs royalty fees with respect to each unit of product distributed. These per unit royalty fees shall be applied against the aforementioned advance royalty payments. Once the advance royalty payments have been earned down and recouped by Infinium, then Infinium shall pay directly to Eidos the per unit royalty fees for every unit of product it distributes. The per unit royalty fee ranges from 25% to 50% of Infinium’s net receipts

As the company has not commenced sales of the game system and there is no definitive way to determine the future economic benefit associated with the advance payments, the company has expensed the advance royalty payments as incurred. From December 9, 2002 (inception) through June 30, 2005, $125,000 of guaranteed license fees had been accrued and reported on the accompanying financial statements.

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

In addition, Infinium incurs royalty fees with respect to each unit of product distributed. These per unit royalty fees shall be applied against the aforementioned advance royalty payments. Once the advance royalty payments have been earned down and recouped by Infinium, then Infinium shall pay directly to Enlight the per unit royalty fees for every unit of product it distributes. The per unit royalty fee ranges from 30% to 50% of Infinium’s net receipts

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

As the company has not commenced sales of the game system and there is no definitive way to determine the future economic benefit associated with the advance payments, the company has expensed the advance royalty payments as incurred. From December 9, 2002 (inception) through June 30, 2005, $10,000 of guaranteed license fees had been accrued and reported on the accompanying financial statements.

In the event that the per unit royalty fees exceed the advance royalty payments, those per unit royalty fees will be expensed as incurred. Accordingly, the corresponding revenue related to the product distribution will be recognized as earned. The Company is currently in default of this agreement.

(B) Development Agreement

The company has a development agreement in place with BIOSTAR for the Phantom Game Receiver mainboard and graphics adapter. Terms are: $156,000 due at signing; $78,000 due before ship of pilot production units from Biostar; $78,000 due on acceptance of pilot units. The end design product will be wholly owned by the company. This work is ongoing. From December 9, 2002 (inception) through June 30, 2005, $312,000 of expenses have been accrued and reported on the accompanying financial statements. No payments have been made to Biostar.

(C) Litigation

Shambro v. Infinium Labs, Inc., No. 2005 CA 7709 NC. Shambro has sued Infinium Infinium in the Circuit Court for Sarasota County, Florida, alleging default of a promissory note and seeking damages in the amount of $300,000.00, plus interest. Infinium will serve its Answer shortly and defend itself vigorously in this suit.

Beshara v. Infinium Labs, Inc., No. 2005 CA 7711 NC. Beshara has sued Infinium in the Circuit Court for Sarasota County, Florida, alleging breach of contract and seeking damages in the amount of $100,000.00, plus interest. Infinium expects to enter into a negotiated settlement with Beshara.

Niedrich v. Infinium Labs, Inc., No. 2005 CA 7499 NC. Niedrich has sued Infinium in the Circuit Court for Sarasota County, Florida, alleging default of a promissory note and seeking damages in the amount of $200,000.00, plus interest. Infinium is defending itself vigorously in this suit and expects to enter into a negotiated settlement with Niedrich.

CDW Corporation v. Infinium Labs Corporation, No. 05-M1-131484. CDW has sued Infinium in the Circuit Court of Cook County, Illinois, alleging breach of contract and seeking damages in the amount of $26,958.24. Infinium is in the process of obtaining local counsel and will be submitting its Answer shortly. The Company has recorded $25,737 in accounts payable related to vendor payments due CDW Corporation.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

Black Rocket Euro RSCG, LLC v. Infinium Labs, Inc., No. 2005 CA 5008 NC. Black Rocket has sued Infinium in the Circuit Court for Sarasota County, Florida, alleging breach of contract and seeking damages in the amount of $95,272.00. Infinium is defending itself vigorously in this suit. The Company has recorded $95,272 in accounts payable related to vendor payments due Black Rocket Euro RSCG, LLC.

Beshara v. Infinium Labs Corporation, No. 2005 CA 5103 NC. Beshara has sued Infinium in the Circuit Court for Sarasota County, Florida, alleging default of a promissory note and seeking damages of approximately $1,400,000.00. Infinium expects to enter into a negotiated settlement with Beshara.

Biostar Microtech Industrial, Inc. is threatening litigation based upon an alleged breach of contract. Infinium expects the suit to be filed shortly and expects to enter into a negotiated settlement with Biostar. The Company has recorded $311,532 in accounts payable related to vendor payments due BioStar Microtech.

SG Capital Holdings, LLC v. Infinium Labs, Inc., No. BC328991. SG Capital has sued Infinium in Superior Court of California, Los Angeles County, alleging breach of contract and seeking unspecified damages. The Company plans to vigorously defend against this lawsuit.

Infinium Labs, Inc. v. Digital Interactive Streams, Inc., No. 2004 CA 8193 NC. Infinium has sued DiStream alleging breach of a settlement agreement and conversion and seeking damages of an unspecified amount. The parties currently are conducting discovery.

In the Matter of Certain Fax Blasts, SF-2926. We have received subpoenas for documents from the Securities and Exchange Commission in an investigation entitled In the Matter of Certain Fax Blasts.  We received the first subpoena in January 2005, and have since received three additional subpoenas. In addition, our CEO and former Vice President of Corporate Development have given testimony to the SEC’s staff.  The SEC has requested further testimony from our CEO. The Company is unable to determine what, if any, actions may result from the ongoing investigation.

Except as described above, we are not a party to any litigation other than litigation arising in the ordinary course of its business, which is not expected to have a material adverse effect on its financial condition or results of operations and has not accrued any amounts relating to any litigation.

(D) Licenses

We have entered into agreements with a number of publishers to provide content for our Phantom Game Service. These agreements provide that we pay an advance to each publisher, which is recoupable by us against future royalties payable to these publishers under their respective agreements. As of June 30, 2005, the Company currently owes an aggregate of $865,000 to these publishers pursuant to these agreements and, if we fail to pay these advances, these agreements may be terminated.

(E) Consulting Agreement

On October 18, 2005, the Company is contracted to issue a consultant 250,000 shares of common stock.

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

During the six months ended June 30, 2005, the Company granted 0 stock options to employees. During 2004, the Company granted 18,505,000 stock options to certain employees during the year ended December 31, 2004. The Company applies APB Opinion No. 25 and related interpretations in accounting for stock options issued to employees. Accordingly, no compensation cost has been recognized for options issued to employees. Had compensation cost been determined based on the fair market value at the grant date, consistent with SFAS 123, the Company’s net income (loss) would have changed to the pro-forma amounts indicated below.

		Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004	December 9, 2002 (Inception) through June 30, 2005
Net loss available to common shareholders	As Reported	$(6,211,919)	$(10,464,127)	$(20,275,775)	$(16,702,108)	$(56,276,138)
	Pro Forma	$(6,211,919)	$(10,464,127)	$(20,275,775)	$(16,702,108)	$(63,394,888)

Basic and diluted loss per share	As Reported	$(0.03)	$(0.11)	$(0.13)	$(0.18)	$(0.60)
	Pro Forma	$(0.03)	$(0.11)	$(0.13)	$(0.18)	$(0.67)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The cost of the options was calculated based on the amount of vested shares as the vesting period is the same as the service period of the options (3 years). Based on the common stock share price, the weighted average shares equal the primary EPS on the income statement for the three months ended June 30, 2005, the three months ended June 30, 2004, six months ended June 30, 2005, the six months ended June 30, 2004 and from December 9, 2002 (Inception) through June 30, 2005 of $(0.03), $(0.11), $(0.13), $(0.18) and $(0.67), respectively.

A summary of the status of Company’s fixed stock option plan as of June 30, 2005 and December 31, 2004 is presented below:

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

	June 30, 2005 (Unaudited)		December 31, 2004
Fixed Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	15,150,000	$-	-	$-
Cancelled	-	$-	-	$-
Granted	-	$1.43	18,505,000	$1.43
Forfeited	-	$1.43	3,355,000	$1.43
Expired	-	$-	-	$-
Exercised	-	$-	-	$-
Outstanding at end of period	15,150,000	$1.43	15,150,000	$1.43

Options exercisable at period end	7,458,196		5,184,862

Weighted average fair value of options granted to employees during the year	$1.43		$1.43

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2005 (Unaudited)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2005 (Unaudited)	Weighted Average Exercise Price

$0.00 - 0.99	-	-	$-	-	$-
$1.00 - 1.99	15,150,000	4.0	1.43	7,458,196	1.43
	15,150,000	4.0	$1.43	7,458,196	$1.43

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2004	Weighted Average Exercise Price
$0.00 - 0.99	-	-	$-	-	$-
$1.00 - 1.99	15,150,000	4.5	1.43	5,184,862	1.43
	15,150,000	4.5	$1.43	5,184,862	$1.43

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

(B) Warrants Issued and Outstanding

Stock Purchase Warrants

For the six months ended June 30, 2005, the Company granted warrants to purchase 6,226,359 shares of common stock in conjunction with a note payable settlement valued at $594,429. The Company recognized a loss on the settlement for these warrants based on the fair value of the warrants on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of zero; expected volatility of 175%, risk-free interest rate of 3.84%; expected life of five years.

	June 30, 2005	December 31, 2004
Warrants for common stock issued to an investor. The term of the warrants are five years expiring November 10, 2009. The warrants are exercisable at $0.10 per share	5,873,288	5,107,081

Warrants for common stock issued to an investor. The term of the warrants are five years expiring November 10, 2009. The warrants are exercisable at $0.10 per share.	11,630,138	8,722,604

Warrants for common stock issued to note holders. The term of the warrants are five years expiring October 22, 2009. The warrants are exercisable at $0.50 per share.	500,000	500,000

Warrants for common stock issued to note holders. The term of the warrants are five years expiring October 27, 2009. The warrants are exercisable at $0.50 per share.	500,000	500,000

Warrants for common stock issued to note holders. The term of the warrants are five years expiring December 31, 2009. The warrants are exercisable at $0.26667 per share.	5,437,487	5,437,487

Warrants for common stock issued to note holders. The term of the warrants are five years expiring December 31, 2009. The warrants are exercisable at $0.75 per share.	5,437,487	5,437,487

Warrants for common stock issued to note holders. The term of the warrants are five years expiring December 31, 2009. The warrants are exercisable at $1.00 per share.	5,437,487	5,437,487

Warrants for common stock issued to note holders. The term of the warrants are five years expiring December 31, 2009. The warrants are exercisable at $0.10 per share.	4,687,485	4,687,485

Warrants for common stock issued to an investor. The term of the warrants are five years expiring June 10, 2010. The warrants are exercisable at $0.10 per share.	6,226,359	-

Total	45,729,731	35,829,631

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 7 GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no sales and has recurring losses from inception of $56,276,138, has a working capital deficiency of $8,781,352, a stockholders deficiency of $8,165,961 and has a negative cash flow from operations of $14,888,265 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding, settle notes payable currently in default and implement its business plan provide the opportunity for the Company to continue as a going concern.

NOTE 8 RELATED PARTY TRANSACTIONS

On January 27, 2005, the Company borrowed $300,000 from Timothy Roberts, the Company’s Chief Executive Officer, under a 15% promissory note, which was payable no later than April 27, 2005. This note was settled on June 13, 2005 via a Settlement Agreement which converted the entire amount of the note into common stock at a per share price of $0.10. The Company recognized a loss on the conversion of $95,616.

NOTE 9 SUBSEQUENT EVENTS

(A) Common Stock Issuances

During July 2005, the Company issued 676,223 shares of common stock for consulting services with a fair value of $65,874 ($0.10 per share).

During July 2005, the Company issued 2,549,075 shares of common stock with a fair value of $229,417 ($0.09 per share) in settlement of the 2005 rent for the Sarasota office.

During July 2005, the Company issued 2,817,036 shares of common stock to employees with a fair value of $197,193 ($0.07 per share).

During August 2005, the Company issued 282,799 shares of common stock to employees with a fair value of $19,796 ($0.07 per share).

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

During August 2005, the Company issued 1,891,655 shares of common stock to executives with a fair value of $153,224 ($0.08 per share) as compensation.

During August 2005, the Company issued 368,375 shares of common stock with a fair value of $29,470 ($0.08 per share) in settlement of a vendor payable.

During August 2005, the Company issued 1,062,947 shares of common stock for consulting services with a fair value of $86,435 ($0.08 per share).

ITEM 2. Plan of Operations

Forward Looking Statements

Certain information included in this Form 10-QSB contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements represent the Company’s expectations or beliefs, including, but not limited to, statements concerning its plans, strategies, operations and objectives. For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Words such as “may,”  “will,”“expect,”  “believe,”  “anticipate,”  “intend,”“could,”  “estimate” or “continue” or similar words are intended to identify forward-looking statements, although not all forward-looking statements are identified by those words. Forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company’s control. Actual results may differ materially depending on a variety of important factors such as those described in the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 20, 2005. All forward-looking statements speak only as of the date of this Form 10-QSB. The Company has not undertaken to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

COMPANY OVERVIEW

OVERVIEW

We are developing and seeking to launch the Phantom Game Service, a video game delivery system that allows consumers to search, preview and play a large selection of video games on demand via a broadband Internet connection.

We have not yet generated any revenue from operations. Our ability to generate revenue in the future is dependent on our ability to successfully develop and commercialize the Phantom Game Service. The Phantom Game Service is comprised of the following key components:

•
Phantom Game Receiver - The Phantom Game Receiver is a game console designed to integrate easily into a family’s home entertainment system. It connects to any standard television, as well as A/V receivers. The Phantom Game Receiver accesses the Phantom Game Service by connecting to a broadband Internet connection, such as a cable or DSL line or through existing home networks, including wireless home networks. The Phantom Game Receiver is equipped with a “lapboard,” which consists of a custom keyboard and mouse, and can also be used with a console-style game controller. The Phantom Game Receiver features multiple controller ports to enable multi-player gaming and provide flexibility for specialized peripherals. It is derived from existing PC technologies, but differs from PCs in that it is designed for game play, not to perform other functions such as data processing. This dedicated functionality enables the Phantom Game Receiver to simplify the user’s experience. The Phantom Game Receiver does not use discs, cartridges or other media that can be easily lost, damaged or copied. Instead, content is downloaded over the Internet to the internal hard drive of the Phantom Game Receiver to enable game play.

•
Streaming Game Technology - The Phantom Game Receiver and the Phantom Game Service work in concert to deliver retail quality video games to consumers over standard home broadband Internet connections. A technique has been developed and is continuing to be refined by our company which allows us to take games, traditionally delivered on CD-ROM or DVD media, and convert them into digital streams of data. This technology will allow consumers to start playing most games in less time than it would take to install the game from a CD-ROM or DVD.

•
Game Content - The Phantom Game Service will offer consumers a wide range of commercial video games. Because the games are stored digitally on our servers there is no investment of money or warehouse space in physical inventory, either by the game publishers or by our company. We anticipate being able to offer many of the same games that would be found in a typical game retailer. In addition we intend to offer games no longer available at retail and specialty games that can be difficult to locate. Because the Phantom Game Receiver is intended to run the Windows XP Embedded operating system, we are capable of distributing an extremely wide range of games originally designed for use on personal computers.

LIQUIDITY AND PLAN OF OPERATIONS

We have incurred recurring losses from operations since inception. Our loss from operations for the year ended December 31, 2004 was $33,131,286, and our loss from operations for the six-months ended June 30, 2005 was $20,275,775. At June 30, 2005, we had a working capital deficit of $8,781,352 and an accumulated deficit of $56,276,138. In their report on our audited financial statements for the year ended December 31, 2004, our independent auditors expressed substantial doubt about our ability to continue as a going concern.

Our activities to date have been funded by equity and debt investments, $2,603,000 of the debt is in default of which $1,400,000 is collateralized by the Company’s assets. We do not have sufficient cash to continue operations for the next 12 months and are in immediate need of additional capital to fund our plan of operation. We presently have no commitments for additional financing and may not be able to obtain such financing. If we are unable to obtain additional financing as and when needed, we will need to scale back and/or reprioritize our planned operations and may be forced to cease operations completely.

Our development activities have been and continue to be constrained by shortages in working capital. As a result, we have experienced delays in bringing our Phantom Game Service to market, which in turn has triggered the need for additional efforts to address changing design and engineering standards, as well as renegotiation of existing arrangements with game content providers. Subject to obtaining sufficient financing, we anticipate focusing our efforts over the next 12 months on the following principal activities:

Completing Development of the Phantom Game Receiver and Streaming Game Technology - The Phantom Game Receiver was originally intended for retail launch in 2004 and its design was based upon that premise. We are currently in the process of revising and updating the hardware to take advantage of newer technology to ensure that the product is technically compelling and that we are able to have an adequate supply of components. In addition, we continue to refine and improve upon our streaming techniques in order to reduce download times, enhance our user interface that allows customers to browse through lists of games and make purchases, and continue our modifications and enhancements to the Windows XP Embedded operating system.

Acquiring Rights to Game Content - As a consequence of our capital shortfalls, we have defaulted on some of our agreements with game publishers. We have not been notified by any publishers of intent to revoke distribution rights. We are in discussions with our current content providers to secure additional rights to provide more content as part of a subscriber’s basic monthly service fee. Once we complete these tasks, we intend to approach additional content providers to secure further game titles for distribution.

Completing Development of the Content (Video Game) Distribution Network - Working with our partners we intend to finalize the design, testing and roll-out of our content (video game) distribution network and focus on the development, testing and launch of our billing system, respectively.

Prior to the commercial launch of the Phantom Game Service, we will need to enter into arrangements with third party manufacturers which we anticipate would entail investing in premanufacturing activities, including the purchase of tooling and components, as well as ancillary operations around the manufacturing and distribution of the Phantom Game Receiver such as logistics, service and support.

The commercial launch of the Phantom Game Service will require investment in marketing and sales activities. We anticipate securing distribution agreements with retail partners as well as promoting consumer awareness of the Phantom Game Service through typical marketing channels: advertising, public relations, and in-store promotions.

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

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings:
Shambro v. Infinium Labs, Inc., No. 2005 CA 7709 NC. Shambro has sued Infinium Infinium in the Circuit Court for Sarasota County, Florida, alleging default of a promissory note and seeking damages in the amount of $300,000.00, plus interest. Infinium will serve its Answer shortly and defend itself vigorously in this suit.

Beshara v. Infinium Labs, Inc., No. 2005 CA 7711 NC. Beshara has sued Infinium in the Circuit Court for Sarasota County, Florida, alleging breach of contract and seeking damages in the amount of $100,000.00, plus interest. Infinium expects to enter into a negotiated settlement with Beshara.

Niedrich v. Infinium Labs, Inc., No. 2005 CA 7499 NC. Niedrich has sued Infinium in the Circuit Court for Sarasota County, Florida, alleging default of a promissory note and seeking damages in the amount of $200,000.00, plus interest. Infinium is defending itself vigorously in this suit and expects to enter into a negotiated settlement with Niedrich.

CDW Corporation v. Infinium Labs Corporation, No. 05-M1-131484. CDW has sued Infinium in the Circuit Court of Cook County, Illinois, alleging breach of contract and seeking damages in the amount of $26,958.24. Infinium is in the process of obtaining local counsel and will be submitting its Answer shortly.

Black Rocket Euro RSCG, LLC v. Infinium Labs, Inc., No. 2005 CA 5008 NC. Black Rocket has sued Infinium in the Circuit Court for Sarasota County, Florida, alleging breach of contract and seeking damages in the amount of $95,272.00. Infinium is defending itself vigorously in this suit.

Beshara v. Infinium Labs Corporation, No. 2005 CA 5103 NC. Beshara has sued Infinium in the Circuit Court for Sarasota County, Florida, alleging default of a promissory note and seeking damages of approximately $1,400,000.00. Infinium expects to enter into a negotiated settlement with Beshara.

Biostar Microtech Industrial, Inc. is threatening litigation based upon an alleged breach of contract. Infinium expects the suit to be filed shortly and expects to enter into a negotiated settlement with Biostar.

SG Capital Holdings, LLC v. Infinium Labs, Inc., No. BC328991. SG Capital has sued Infinium in Superior Court of California, Los Angeles County, alleging breach of contract and seeking unspecified damages.

Infinium Labs, Inc. v. Digital Interactive Streams, Inc., No. 2004 CA 8193 NC. Infinium has sued DiStream alleging breach of a settlement agreement and conversion and seeking damages of an unspecified amount. The parties currently are conducting discovery.

In the Matter of Certain Fax Blasts, SF-2926. We have received subpoenas for documents from the Securities and Exchange Commission in an investigation entitled In the Matter of Certain Fax Blasts.  We received the first subpoena in January 2005, and have since received three additional subpoenas. In addition, our CEO and former Vice President of Corporate Development have given testimony to the SEC’s staff.  The SEC has requested further testimony from our CEO.

Except as described above, we are not a party to any litigation other than litigation arising in the ordinary course of its business, which is not expected to have a material adverse effect on its financial condition or results of operations and has not accrued any amounts relating to any litigation.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds:

During April 2005, the Company issued 100,000 shares of restricted common stock to employees as a bonus with a fair value of $23,000 ($0.23 per share).

On April 18, 2005, the Company issued 250,000 shares of restricted common stock for consulting services with a fair value of $45,000 ($0.18 per share).

On April 11, 2005, the Company issued 13,325,000 shares of common stock to convert a note payable with a fair value of $1,565,000 ($0.12 per share). The Company recognized a loss of $716,933 ($0.05 per share) on the conversion of this note.

During April 2005, the Company issued 2,936,644 shares of common stock to convert a note payable with a fair value of $293,664 ($0.10 per share).

On May 10, 2005, the Company issued 3,961,170 shares of common stock to convert a note payable with a fair value of $475,340 ($0.12 per share). The Company recognized a loss of $158,447 ($0.04 per share) on the conversion of this note.

On May 10, 2005, the Company issued 3,700,000 shares of common stock to convert a note payable with a fair value of $370,000 ($0.10 per share). The Company recognized a loss of $220,000 ($0.06 per share) on the conversion of this note.

On May 16, 2005, the Company issued 5,900,000 shares of common stock to convert a note payable with a fair value of $560,918 ($0.095 per share). The Company recognized a loss of $265,500 ($0.045 per share) on the conversion of this note.

On May 16, 2005, the Company issued 12,000,000 shares of common stock to convert a note payable with a fair value of $1,146,836 ($0.095 per share). The Company recognized a loss of $540,000 ($0.045 per share) on the conversion of this note.

During May 2005, the Company issued 1,976,021 shares of common stock with a fair value of $293,439 ($0.15 per share) in settlement of a vendor payable. The Company recognized a loss of $22,724 ($0.01 per share) on the settlement of this vendor payable.

During June 2005, the Company issued 3,695,339 shares of common stock to convert a note payable with a fair value of $404,011 ($0.11 per share).

On June 10, 2005, the Company issued 2,075,453 shares of common stock to convert a note payable with a fair value of $207,545 ($0.10 per share).

On June 10, 2005, the Company issued 3,187,206 shares of common stock to convert a note payable with a fair value of $318,721 ($0.10 per share).

On June 10, 2005, the Company issued 1,110,298 shares of common stock to convert a note payable with a fair value of $111,030 ($0.10 per share).

On June 10, 2005, the Company issued 1,109,069 shares of common stock to convert a note payable with a fair value of $110,907 ($0.10 per share).

On June 10, 2005, the Company issued 1,863,852 shares of common stock to convert a note payable with a fair value of $186,385 ($0.10 per share).

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

Item 3.
Defaults upon Senior Securities:

On January 28, 2005, the Company borrowed $135,000 under a 17% promissory note, which was payable no later than March 29, 2005. This note is currently in default.

On April 7, 2005, the Company borrowed $300,000 under a 12% promissory note, which was payable no later than August 5, 2005. This note is currently in default.

On April 29, 2005, the Company borrowed $200,000 under a 17% promissory note, which was payable no later than July 28, 2005. This note is currently in default.

On June 13, 2005, the Company borrowed $68,000 under a 17% promissory note, which was payable no later than August 12, 2005. This note is currently in default.

Item 4.
Submission of Matters to a Vote of Security Holders:

None.

Item 5.
Other Information:

On April 11, 2005, we issued 13,325,000 shares of common stock to Video Associates, L.L.C. as per a court order settlement for full satisfaction of a promissory note with interest and penalties in the amount of $ 1,565,000. The shares were issued pursuant to 3(a)(10) under the Securities Act of 1933.

On May 16, 2005, we issued 12,000,000 shares of common stock to Gary Kurfirst as per a court order settlement for full satisfaction of a promissory note with interest and penalties in the amount of $1,146,836. The shares were issued pursuant to 3(a)(10) under the Securities Act of 1933.

On July 28, 2005, we filed a registration statement on Form S-8 covering the 2005 Executive Stock Compensation Plan - B. The compensation plan authorizes 4,000,000 shares of our common stock. Such shares may be issued to executive officers and directors from time to time as authorized by our board of directors.

On July 28, 2005, we filed a registration statement on Form S-8 covering the 2005 Employee Compensation Plan - B. The compensation plan authorizes 10,000,000 shares of our common stock. Such shares may be issued to non-executive employees, consultants and professionals from time to time as authorized by our board of directors.

On August 1, 2005, Andrew Schneider, Senior Vice President of Sales and Marketing, submitted his resignation.

Item 6.
Exhibits and Reports on Form 8-K:

(a) Exhibits:

Exhibit No.	Exhibit Description	Location

10-1	12% Promissory Note between the Company and Rob	Filed herewith
Shambro, dated April 7, 2005

10-2	17% Promissory Note between the Company and Fred	Filed herewith
Niedrich, dated April 29, 2005

10-3	17% Promissory Note between the Company and Fred	Filed herewith
Niedrich, dated June 13, 2005

10-4	17% Promissory Note between the Company and James	Filed herewith
Beshara, dated June 30, 2005

31-1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed herewith

32-1	Section 1350 Certification	Filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 15, 2005
INFINIUM LABS, INC.

By: /s/ Timothy M. Roberts

Timothy M. Roberts, Chairman and Chief Executive Officer
and Acting Chief Financial Officer