Form 10QSB/A
period 2004-03-31
INFINIUM LABS INC
filed 2005-12-15
CIK 1145019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period from January 1, 2004 to March 31, 2004

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number: 000-50535

INFINIUM LABS, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	65-1048794
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

1191 2nd Avenue, Suite 500, Seattle, WA	98101
(Address of Principal Executive Offices)	(Zip Code)

(206) 393-3000

Issuer’s telephone number, including area code

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes     ☐No

Transitional Small Business Disclosure Format (Check one):  Yes☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. There were 94,011,900 shares of Common Stock, par value $.0001 per share, issued and outstanding as of May 14, 2004.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-QSB/A (“Form 10-QSB/A”) to Infinium Labs, Inc.’s Quarterly Report on Form 10-QSB/A for the quarterly period ended March 31, 2004, filed with the Securities and Exchange Commission (“SEC”) on November 9, 2004 (the “Original Filing”), is being filed to reflect a restatement of our consolidated financial statements as of March 31, 2004, and the notes related thereto, as discussed in Note 3 to the Consolidated Financial Statements of Infinium Labs, Inc. and Subsidiary and that portion of Note 7 related to Payroll Taxes, as well as additional disclosure revisions deemed appropriate by current management in Part I, Item 3 on Controls and Procedures.

As previously disclosed in a Current Report on Form 8-K filed with the SEC on October 28, 2005, our Board of Directors determined that our Original Filing contained errors due to the misclassification of employees as independent contractors.  Such misclassification resulted in our failure to (i) record sufficient loss contingency accruals to cover possible monetary penalties and interest, relating to our failure to file certain payroll and withholding tax returns, and (ii) satisfy required withholding and payroll tax obligations.

For a further discussion of the restatement and its impact on the Company’s financial statements, see Infinium Labs, Inc. and Subsidiary’s more recent filings.

Except as otherwise expressly stated by reference to a specific later date, the disclosure in this Form 10-QSB/A has not been updated to reflect events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. Accordingly, except as otherwise expressly stated, this Form 10-QSB/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date. We have, however, updated the facing page of this report to reflect the address and telephone number of the Company’s current principal executive offices.

In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to include currently dated certifications from our Interim Chief Executive Officer, who is also our Interim Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Interim Chief Executive Officer, who is also our Interim Chief Financial Officer, are attached to this Form 10-QSB/A as exhibits 31.1and 32.1, respectively.

PART I - FINANCIAL INFORMATION

ITEM 1. Condensed Unaudited Financial Statements

The following financial statements of Infinium Labs, Inc. are included in this Form 10-QSB/A:

Condensed Balance Sheets as of March 31, 2004 (Consolidated) (Restated - Note 3) and December 31, 2003 (Restated - Note 3) (Unaudited)

Condensed Statements of Operations for the Three Months Ended March 31, 2004 (Consolidated) (Restated - Note 3) and March 31, 2003 and for the Two Months Ended December 31, 2003 (Restated - Note 3) and for the Period from December 9, 2002 (Inception) to December 31, 2002 and for the Period from December 9, 2002 (Inception) to March 31, 2004 (Consolidated) (Unaudited) (Restated - Note 3)

Condensed Statement of Changes in Stockholders’ Deficiency for the Period from December 9, 2002 (Inception) Through March 31, 2004 (Unaudited) (Restated - Note 3)

Condensed Statements of Cash Flows for the Three Months Ended March 31, 2004 (Consolidated) (Restated - Note 3) and March 31, 2003 and for the Two Months Ended December 31, 2003 (Restated - Note 3) and for the Period from December 9, 2002 (Inception) to December 31, 2002 and for the Period from December 9, 2002 (Inception) to March 31, 2004 (Consolidated) (Unaudited) (Restated - Note 3)

Notes to Condensed Financial Statements (Unaudited)

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2004 (RESTATED) AND DECEMBER 31, 2003
(UNAUDITED) (RESTATED)

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	7	Condensed Balance Sheets as of March 31, 2004 (Consolidated) (Restated - Note 3) and December 31, 2003 (Unaudited) (Restated - Note 3)

PAGE	8
Condensed Statements of Operations for the Three Months Ended March 31, 2004 (Consolidated) (Restated - Note 3) and March 31, 2003 and for the Two Months Ended December 31, 2003 (Restated - Note 3) and for the Period from December 9, 2002 (Inception) to December 31, 2002 and for the Period from December 9, 2002 (Inception) to March 31, 2004 (Consolidated) (Unaudited) (Restated - Note 3)

PAGES	9 - 10	Condensed Statement of Changes in Stockholders’ Deficiency for the Period from December 9, 2002 (Inception) Through March 31, 2004 (Unaudited) (Restated - Note 3)

PAGE	11
Condensed Statements of Cash Flows for the Three Months Ended March 31, 2004 (Consolidated) (Restated - Note 3) and March 31, 2003 and for the Two Months Ended December 31, 2003 (Restated - Note 3) and for the Period fjrom December 9, 2002 (Inception) to December 31, 2002 and for the Period from December 9, 2002 (Inception) to March 31, 2004 (Consolidated) (Unaudited) (Restated - Note 3)

PAGES	12 - 23	Notes to Condensed Financial Statements (Unaudited)

INFINIUM LABS, INC. AND SUBSIDIARY (A DEVELOPMENT STAGE COMPANY) Condensed Balance Sheets (Unaudited) Restated - Note 3
ASSETS
	March 31, 2004 (Consolidated)	December 31, 2003

Current Assets:
Cash	$352,750	$45,852
Prepaid expenses	1,017,250	-
Other receivables	17,964	3,350
Total Current Assets	1,387,964	49,202

Property and Equipment, Net	322,839	162,763

Other Assets:
Deposits	79,024	7,490
Intangible asset, net (Note 4)	300,000	300,000
Total Other Assets	379,024	307,490

Total Assets	$2,089,827	$519,455

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$1,732,849	$349,005
Accrued interest expense	-	6,781
Other accrued expense	-	120,850
Accrued payroll and payroll taxes (Note 7(C))	144,651	75,997
Promissory notes (Note 5)	2,090,250	366,154

Total Current Liabilities	3,967,750	918,787

Stockholders’ Deficiency:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 93,978,568 and 69,115,900 shares issued and outstanding, respectively (Note 6)	9,397	6,911
Additional paid-in capital (Note 6)	7,394,947	2,702,348
Accumulated deficit during development stage	(9,259,750)	(2,945,074)
	(1,855,406)	(235,815)
Less: common stock subscribed	(22,517)	(163,517)

Total Stockholders’ Deficiency	(1,877,923)	(399,332)

Total Liabilities and Stockholders’ Deficiency	$2,089,827	$519,455

See accompanying Notes to Condensed Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY (A DEVELOPMENT STAGE COMPANY) Condensed Statements of Operations (Unaudited)
	For the Three Months Ended March 31, 2004 (Consolidated)	For the Three Months Ended March 31, 2003		For the Two Months Ended December 31, 2003	For the Period from December 9, 2002 (Inception) to December 31, 2002		For the Period from December 9, 2002 (Inception) to March 31, 2004 (Consolidated)
	Restated - Note 3			Restated - Note 3			Restated - Note 3
Operating Expenses:
Development costs	$507,810		$40,000	$145,943		$—	$913,160
Advertising	48,776		—	55,141		—	215,396
Salary expense	598,993		—	172,484		—	771,477
Professional fees	996,214		34,431	58,133		10,000	1,678,607
Consultants	3,039,034		21,990	75,816		—	3,802,626
General and administrative	1,020,626		14,419	130,032		4,343	1,737,865
Total Operating Expenses	6,211,453		110,840	637,549		14,343	9,119,131

Net Loss from Operations	(6,211,453)		(110,840)	(637,549)		(14,343)	(9,119,131)

Other Income (Expense):
Interest income	—		—	37		—	37
IRS penalty and interest expense	(18,194)		—	(19,437)		—	(37,631)
Interest expense	(85,029)		—	(17,996)		—	(103,025)
Total Other Income (Expense)	(103,223)		—	(37,396)		—	(140,619)

Loss before Income Taxes	(6,314,676)		(110,840)	(674,945)		(14,343)	(9,259,750)

Income Taxes	—		—	—		—	—

Net Loss	$(6,314,676)		$(110,840)	$(674,945)		$(14,343)	$(9,259,750)

Per Common Share

Loss per common share - basic and diluted	$(0.07)	$	Nil	$(0.01)	$	Nil	$(0.14)

Weighted average - basic and diluted	89,826,588		58,142,912	67,745,088		57,420,568	65,463,880

See accompanying Notes to Condensed Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY (A DEVELOPMENT STAGE COMPANY) Condensed Statement of Stockholders’ Deficiency For the Period from December 9, 2002 (Inception) to March 31, 2004 (Unaudited)
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Total

Stock issued to founders ($0.0004 per share)	—	$—	58,189,728	$5,819	$12,703	$—	$(18,517)	$5

Stock issued for cash ($0.125 per share)	—	—	4,423,012	442	526,261	—	—	526,703

Stock issued for services ($0.3775 per share)	—	—	2,957,376	296	1,112,709	—	—	1,113,005

Net loss for the period from December 9, 2002 (inception) to October 31, 2003	—	—	—	—	—	(2,270,129)	—	(2,270,129)

Balance, October 31, 2003	—	—	65,570,116	6,557	1,651,673	(2,270,129)	(18,517)	(630,416)

Stock issued for cash ($0.28 per share)	—	—	2,169,148	217	612,172	—	(145,000)	467,389

Stock issued for signage rights ($0.3175 per share)	—	—	942,600	94	299,906	—	—	300,000

Stock issued for services ($0.3175 per share)	—	—	434,036	43	138,597	—	—	138,640

Net loss for the two months ended December 31, 2003	—	—	—	—	—	(674,945)	—	(674,945)

See accompanying Notes to Condensed Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Condensed Statement of Stockholders’ Deficiency
For the Period from December 9, 2002 (Inception) to March 31, 2004
(Unaudited)
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Total

Balance, December 31, 2003 (Restated - Note 3)	—	—	69,115,900	6,911	2,702,348	(2,945,074)	(163,517)	(399,332)

Recapitalization of Global Business Resources	—	—	16,156,000	1,615	(1,615)	—	—	—

Shares issued for cash ($0.25 per share)	—	—	6,650,000	665	1,661,835	—	—	1,662,500

Stock issued for cash ($0.257 per share)	—	—	—	—	—	—	141,000	141,000

Shares issued for loan ($1.47 per share)	—	—	240,000	24	352,976	—	—	353,000

Shares issued for settlement ($1.475 per share)	—	—	66,668	7	98,328	—	—	98,335

Shares issued for services ($1.475 per share)	—	—	1,750,000	175	2,581,075	—	—	2,581,250

Net loss for the three months ended March 31, 2004	—	—	—	—	—	(6,314,676)	—	(6,314,676)

BALANCE, MARCH 31, 2004 (CONSOLIDATED) (RESTATED - NOTE 3)	—	$—	93,978,568	$9,397	$7,394,947	$(9,259,750)	$(22,517)	$(1,877,923)

See accompanying Notes to Condensed Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Condensed Statement of Cash Flows
(Unaudited)

	For the Three Months Ended March, 31, 2004 (Consolidated)	For the Three Months Ended March, 31, 2003	For the Two Months Ended December 31, 2003	For the Period from December 9, 2002 (Inception) to December 31, 2002	For the Period from December 9, 2002 (Inception) to March 31, 2004 (Consolidated)
Cash Flows from Operating Activities:	Restated - Note 3		Restated - Note 3		Restated - Note 3
Net loss	$(6,314,676)	$(110,840)	$(674,945)	$(14,343)	$(9,259,750)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,766	—	3,614	—	18,086
Amortization of interest expense	31,750	—	25,000	—	69,250
Common stock issued for services	2,679,045	—	138,680	—	3,987,480
Changes in operating assets and liabilities:
Decrease (increase) in current assets:
Other receivables	(17,928)	(1,514)	(36)	—	(17,964)
Deposits	(71,534)	—	(7,490)	—	(79,024)
Prepaid expense	(1,017,250)	—	—	—	(1,017,250)
Increase (decrease) in current liabilities:
Accounts payable	1,324,868	60,687	(50,427)	—	1,877,500
Net Cash Used in Operating Activities	(3,372,959)	(51,667)	(565,604)	(14,343)	(4,421,672)

Cash Flows from Investing Activities:
Purchase of property and equipment	(172,843)	—	(103,388)	—	(340,925)
Net Cash Used in Investing Activities	(172,843)	—	(103,388)	—	(340,925)

Cash Flows from Financing Activities:
Proceeds from stockholder	3,314	402	—	—	4,940
Payments to stockholder	—	—	(4,940)	—	(4,940)
Proceeds from sale of common stock, net	2,157,040	55,000	478,588	14,343	2,797,097
Promissory note	2,067,346	—	241,154	—	2,693,250
Repayments of notes payable	(375,000)	—	—	—	(375,000)
Net Cash Provided by Financing Activities	3,852,700	55,402	714,802	14,343	5,115,347

NET INCREASE IN CASH	306,898	3,735	45,810	—	352,750
CASH AT BEGINNING OF PERIOD	45,852	—	42	—	—
CASH AT END OF PERIOD	$352,750	$3,735	$45,852	$—	$352,750

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$26,995	$—	$6,780	$—	$33,775

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
During 2003, the Company issued 235,600 shares of common stock with a fair value of $300,000 for intangible signature rights for signature rights.

See accompanying Notes to Condensed Financial Statements.

INIUM LABS, INC. AND SUBSIDIARY
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

NOTE 3 RESTATEMENT OF FINANCIAL STATEMENTS

(A) Payroll and Corresponding Payroll Tax Liabilities

The Company determined that certain employees were incorrectly classified as consultants during the three months ended March 31, 2004 and the two months ended December 31, 2003. The Company has reclassified these consultants to employees and has restated these expenses and related liabilities at March 31, 2004 and December 31, 2003.

(B) Penalties and Interest on Payroll Tax Liabilities

The Company determined that penalties and interest were applicable to unpaid payroll tax liabilities recorded for employees originally classified as consultants during the three months ended March 31, 2004 and the two months ended December 31, 2003. The Company has included these penalties and interest in the restated expenses and related liabilities at March 31, 2004 and December 31, 2003.

(C) Stock Subscriptions

As a result of our annual audit for the two months ended December 31, 2003, the Company had incorrectly classified receivables related to common stock subscriptions as Current Assets. The Company has restated the Current Assets and Stockholders’ Deficiency within the Balance Sheet to correct the misclassification. In addition, a portion of the stock subscriptions receivable was deemed uncollectible and expensed accordingly. The Company has restated these expenses and related liabilities at December 31, 2003.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Financial Statements
As of March 31, 2004 (Consolidated) and December 31, 2003
(Unaudited)

(D) Prepaid Expenses

As a result of our annual audit for the two months ended December 31, 2003, the Company had incorrectly recorded prepaid expenses and the corresponding accounts payable due to a Company error in applying the period cut off date. The Company has restated these expenses and related liabilities at December 31, 2003.

(E) Discount on Notes Payable

As a result of our annual audit for the two months ended December 31, 2003 the Company had incorrectly recorded the amortization of the discount on a convertible promissory note. The Company has restated these expenses and related liabilities at December 31, 2003.

A summary of significant effects of the restatement is as follows:

	Three Months Ended March 31, 2004 (As Previously Reported)	Amount of Change	Three Months March 31, 2004 Ended (As Restated)
Statement of Operations

Salary expense	$445,110	$153,883	$598,993
Professional fees	986,147	10,067	996,214
Consultants	3,143,187	(104,153)	3,039,034
General and administrative	1,023,207	(2,581)	1,020,626
Total Operating Expenses	6,154,237	57,216	6,211,453
Net loss from operations	(6,154,237)	(57,216)	(6,211,453)
IRS penalty and interest expense	0	(18,194)	(18,194)
Total Other Income (Expense)	(83,745)	(19,478)	(103,223)
Net loss	(6,237,982)	(76,694)	(6,314,676)
Loss per common share - basic and diluted	$(0.07)	$(0.00)	$(0.07)

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Financial Statements
As of March 31, 2004 (Consolidated) and December 31, 2003
(Unaudited)

	March 31, 2004 (As Previously Reported)	Amount of Change	March 31, 2004 (As Restated)
Balance Sheet

Accrued payroll and payroll taxes	$0	144,651	$144,651
Total current liabilities	3,823,099	144,651	3,967,750
Accumulated deficit during development stage	(9,115,098)	(144,652)	(9,259,750)
Total Stockholders’ Deficiency	$(1,733,272)	(144,651)	$(1,877,923)

	Two Months Ended December 31, 2003 (As Previously Reported)		Amount of Change	Two Months Ended December 31, 2003 (As Restated)
Statement of Operations

Salary expense		$0	172,484	$172,484
Professional fees		68,200	(10,067)	58,133
Consultants		191,009	(115,193)	75,816
General and administrative		127,452	2,580	130,032
Total Operating Expenses		587,744	49,805	637,549
Net loss from operations		(587,744)	(49,805)	(637,549)
IRS penalty and interest expense		0	(19,437)	(19,437)
Interest expense		(19,280)	1,284	(17,996)
Total Other Income (Expense)		(19,243)	(18,153)	(37,396)
Net loss		(606,987)	(67,658)	(674,945)
Loss per common share - basic and diluted	$	Nil	(0.00)	$(0.01)

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Financial Statements
As of March 31, 2004 (Consolidated) and December 31, 2003
(Unaudited)

	December 31, 2003 (As Previously Reported)	Amount of Change	December 31, 2003 (As Restated)
Balance Sheet

Prepaid expenses	$95,727	$(95,727)	$0
Other receivables	148,314	(144,964)	3,350
Total current assets	289,893	(240,691)	49,202
Total assets	760,146	(240,691)	519,455
Accounts payable	584,081	(235,076)	349,005
Shareholder loan	4,940	(4,940)	0
Accrued interest expense	0	6,781	6,781
Other accrued expense	0	120,850	120,850
Accrued payroll taxes	0	75,997	75,997
Promissory notes	362,500	3,654	366,154
Total current liabilities	951,521	(32,734)	918,787
Accumulated deficit during development stage	(2,877,116)	(67,958)	(2,945,074)
Total Stockholders’ Deficiency	(191,375)	(207,957)	(399,332)
Total Liab. and Stockholders’ Deficiency	$760,146	$(240,691)	$519,455

NOTE 4 INTANGIBLE ASSET, NET

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

NOTE 5 NOTES PAYABLE

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

(C) Note Payable

In February 2004, the Company authorized a private debt offering of secured 12% and 15% promissory notes with due dates one year from the date of issuance, within sixty days of the Company’s SB-2 becoming effective or upon the Company receiving an equity investment of at least $15,000,000. For each loan to the Company, the lender was also entitled to 20,000 shares of the Company’s common stock. During the three months ended March 31, 2004, the Company issued an aggregate of $2,400,000 promissory notes and issued 240,000 common shares. The shares were treated as a discount to the private offering, and the shares were valued at $353,000 based on the market price on the dates the funds were received.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Financial Statements
As of March 31, 2004 (Consolidated) and December 31, 2003
(Unaudited)

Accordingly, $2,046,000 is deemed to have been received for the promissory notes. The discount from the face value of the promissory notes is being amortized over the life of the promissory notes as additional interest expense. During the three months ended March 31, 2004, the Company recognized interest expense of $44,250. The balance of the promissory notes as of March 31, 2004 is $2,090,250 and is included in notes payable - current.

NOTE 6 STOCKHOLDERS’ DEFICIENCY

(A) Stock Issued for Cash

During 2002, the Company issued 58,189,728 shares of common stock to its founder for $18,522 ($0.0004 per share).

During 2003, the Company issued 4,423,012 shares of common stock for cash of $526,703 ($0.125 per share).

During 2003, the Company issued 2,169,148 shares of common stock for $612,389 ($0.28 per share), net of offering costs of $11,239.

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

(D) Stock Issued with Notes Payable

During February 2004, the Company issued 240,000 shares of common stock with a fair value of $353,000 ($1.47 per share) (See Note 5(C)).

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

NOTE 7 COMMITMENTS AND CONTINGENCIES

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

(C) Payroll Taxes

The Company has accrued applicable employment taxes for individuals that were initially deemed and paid as independent contractors but, subsequently, reclassified as employees by the Company. In addition, the Company has recorded our estimate for interest and penalties that are due for the Company’s failure to timely file and pay taxes for these individuals. As of March 31, 2004 and December 31, 2003, the amounts include $37,631 and $19,437, respectively, of estimated penalties and interest.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Financial Statements
As of March 31, 2004 (Consolidated) and December 31, 2003
(Unaudited)

NOTE 8 GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no sales, a working capital deficiency of $2,579,783, and a stockholders’ deficiency of $1,877,923. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 9 SUBSEQUENT EVENTS

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

(C) Notes Payable

Subsequent to March 31, 2004, the Company received an aggregate of $1,850,000 in notes payable with an interest rate of 15%, due twelve months from issuance on the same terms as previously issued notes (See Note 5(C)).

(D) Common Stock Issuances

The Company issued 440,000 shares of common stock on the same terms as previously issued common stock in association with the notes payable issued subsequent to March 31, 2004 (See Notes 5(C) and 9(C)).

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

The Company’s plan is to take advantage of the current inefficiencies in the video gaming market, which stem from hardware limitations imposed by the proprietary systems of the dominant video game manufacturers, and software limitations attributable to retail marketing limitations and piracy. The proprietary game platforms of the three largest game platform manufacturers - Sony, Microsoft and Nintendo - impose significant costs on publishers and game developers by requiring them to buy licenses and software development kits (SDK’s) and to either limit their distribution alternatives or develop the game for multiple platforms. Because most games are distributed in boxed format, generally many popular retail outlets typically stock only the top 200 selling games in select genres. This leaves most game publishers and developers searching for alternative distribution systems as either a primary or supplemental source of revenue.

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

Item 3. Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our interim chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our interim chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

The interim chief executive officer who is also the interim chief financial officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e); collectively, "Disclosure Controls") as of the end of the period covered by this annual report (the "Evaluation Date") has concluded that as of the Evaluation Date, our Disclosure Controls were not effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to our company and any consolidated subsidiaries is made known to management, including the interim chief executive officer and chief financial officer, particularly during the period when our periodic reports are being prepared to allow timely decisions regarding required disclosure.

Our Disclosure Controls as of the Evaluation Date were not effective in enabling us to record and properly report sufficient loss contingency accruals to cover possible monetary penalties and interest relating to our failure to file certain payroll and withholding tax returns and to satisfy required withholding and payroll tax obligations. As noted in the Explanatory Note at the beginning of this report, this amended report is being filed to, among other things, correctly reflect these events in the financial statements contained herein. While new management is focused on improving our company’s Disclosure Controls to ensure timely and proper reporting, there can be no assurance that other items do not currently exist, or will not occur in the future, that reflect ineffective Disclosure Controls as of the Evaluation Date.

In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

The Company's management, including the interim chief executive officer and chief financial officer, who are the same person, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected.

These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

ITEM 5. Other Information:

None

ITEM 6. Exhibits and Reports on Form 8-K:

(a)	Exhibits:

Exhibit No.	Exhibit Description	Location
2-1	Agreement and Plan of Merger dated as of December 24, 2003 by and among Global Business Resources, Inc., Global Infinium Merger Sub, Inc., Infinium Labs Corporation and Peter J. Goldstein	Incorporated by Reference to Exhibit 2-1 to Form 8-K filed with the SEC on January 20, 2004
3-1	Certificate of Incorporation	Incorporated by Reference to Exhibit 3-0 to Form SB-2 (Registration No. 333-67990) filed with the SEC on August 20, 2001
3-2	Certificate of Amendment of Certificate of Incorporation	Incorporated by reference to Exhibit 3-2 to the Company’s Form 10-KSB for the year ended December 31, 2003 (the “Form 10-KSB”)
3-3	Certificate of Amendment of Certificate of Incorporation	Incorporated by reference to Exhibit 3-4 to the Form 10-KSB
3-4	By-laws	Incorporated by reference to Exhibit 3-4 to the Form 10-KSB
4-1	Stock Purchase Agreement dated as of January 22, 2004 between Infinium Labs, Inc. and SBI Brightline VI, LLC	Incorporated by reference to Exhibit 4-1 to Form 8-K filed with the SEC on January 26, 2004
4-2	Stock Purchase Agreement dated as of January 22, 2004 between Infinium Labs, Inc. and Infinium Investment Partners, LLC	Incorporated by reference to Exhibit 4-2 to Form 8-K filed with the SEC on January 26, 2004
4-3	Form of Subscription Agreement between Infinium Labs, Inc. and certain stockholders of Infinium Labs, Inc.	Incorporated by reference to Exhibit 4-3 to the Form 10-KSB
31-1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed herewith
32-1	Section 1350 Certification	Filed herewith

(b)	Reports on Form 8-K:

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

Dated: December 14, 2005

INFINIUM LABS, INC.

By:	/s/ Greg Koler
Greg Koler, Interim Chief Executive Officer and Chief Financial Officer