Form 10QSB/A
period 2004-06-30
INFINIUM LABS INC
filed 2005-12-15
CIK 1145019

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

For the transition period from ___________ to ___________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No☐

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-QSB/A (“Form 10-QSB/A”) to Infinium Labs, Inc.’s Quarterly Report on Form 10-QSB/A for the quarterly period ended June 30, 2004, initially filed with the Securities and Exchange Commission (“SEC”) on November 13, 2004 (the “Original Filing”), is being filed to reflect a restatement of our consolidated financial statements as of June 30, 2004, and the notes related thereto, as discussed in Note 3 to the Consolidated Financial Statements of Infinium Labs, Inc. and Subsidiary, that portion of Note 7 related to Payroll Taxes, and that portion of Note 8 and Item 2 related to our working capital deficiency, as well as additional disclosure revisions deemed appropriate by current management in Part I, Item 3 on Controls and Procedures.

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

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2004
(UNAUDITED) (RESTATED)

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	6	Condensed Consolidated Balance Sheet as of June 30, 2004 (Unaudited) (Restated - Note 3)

PAGE	7
Condensed Statements of Operations for the Three and Six Months Ended June 30, 2004 (Consolidated) (Restated - Note 3) and June 30, 2003 and for the Period from December 9, 2002 (Inception) to June 30, 2004 (Consolidated) (Unaudited) (Restated - Note 3)

PAGES	8	Condensed Statement of Changes in Stockholders’ Deficiency for the Period from December 9, 2002 (Inception) Through June 30, 2004 (Unaudited) (Restated - Note 3)

PAGES	9
Condensed Statements of Cash Flows for the Six Months Ended June 30, 2004 (Consolidated) (Restated - Note 3) and June 30, 2003 and for the Period from December 9, 2002 (Inception) to June 30, 2004 (Consolidated) (Unaudited) (Restated - Note 3)

PAGES	10 - 22	Notes to Condensed Financial Statements (Unaudited)

INFINIUM LABS, INC. AND SUBSIDIARY (A DEVELOPMENT STAGE COMPANY) Condensed Consolidated Balance Sheet as of June 30, 2004 (Unaudited) Restated - Note 3
ASSETS

Current Assets:
Cash	$61,667
Prepaid expenses	174,673
Other receivables	3,712
Total Current Assets	240,052

Property and Equipment, Net	396,836

Other Assets:
Deposits	99,624
Intangible asset, net (Note 4)	285,484
Total Other Assets	385,108

Total Assets	$1,021,996

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$1,144,994
Accrued payroll and payroll taxes (Note 7(C))	146,278
Promissory notes (Note 5)	5,687,997

Total Current Liabilities	6,979,269

Stockholders’ Deficiency:
Common stock, $0.0001 par value, 200,000,000 shares authorized, 98,461,009 shares issued and outstanding, (Note 6)	9,846
Additional paid-in capital (Note 6)	13,864,324
Subscription receivable	(22,517)
Accumulated deficit during development stage	(19,808,926)

Total Stockholders’ Deficiency	(5,957,273)

Total Liabilities and Stockholders’ Deficiency	$1,021,996

See accompanying Notes to Condensed Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY (A DEVELOPMENT STAGE COMPANY) Condensed Statements of Operations (Unaudited)
	For the Three Months Ended June 30, 2004 (Consolidated)	For the Three Months Ended June 30, 2003		For the Six Months Ended June 30, 2004 (Consolidated)	For the Six Months Ended June 30, 2003		For the Period from December 9, 2002 (Inception) to June 30, 2004 (Consolidated)
	Restated - Note 3			Restated - Note 3			Restated - Note 3
Operating Expenses:
Development costs	$744, 134		$—	$1,251,944		$30,000	$1,657,294
Advertising	520,158		5,201	568,934		12,285	735,554
Salary expense	1,907,871		1,255	2,506,865		21,255	2,679,349
Professional fees	602,552		—	1,598,766		34,431	2,281,159
Consultants	2,041,941		—	5,080,974		—	5,844,566
General and administrative	1,727,526		22,988	2,748,152		42,312	3,465,391
Total Operating Expenses	7,544,182		29,444	13,755,635		140,283	16,663,313

Net Loss from Operations	(7,544,182)		(29,444)	(13,755,635)		(140,283)	(16,663,313)

Other Income (Expense):
Interest income	—		—	—		—	37
IRS penalty and interest expense	(1,626)		—	(19,820)		—	(39,257)
Interest expense	(3,003,368)		—	(3,088,397)		—	(3,106,393)
Total Other Income (Expense)	(3,004,994)		—	(3,108,217)		—	(3,145,613)

Loss before Income Taxes	(10,549,176)		(29,444)	(16,863,852)		(140,283)	(19,808,926)

Income Taxes	—		—	—		—	—

Net Loss	$(10,549,176)		$(29,444)	$(16,863,852)		$(140,283)	$(19,808,926)

Per Common Share

Loss per common share - basic and diluted	$(.11)	$	nil	$(.18)	$	nil	$(.35)

Weighted average - basic and diluted	94,830,810		58,142,912	95,032,164		58,142,912	56,528,834

See accompanying Notes to Condensed Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY (A DEVELOPMENT STAGE COMPANY) Condensed Statement of Stockholders’ Deficiency For the Period from December 9, 2002 (Inception) to June 30, 2004 (Unaudited)
	Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions
	Shares	Amount	Capital	Stage	Receivable	Total
Stock issued to founders ($0.0004 per share)	58,189,728	$5,819	$12,703	$—	$(18,517)	$5
Stock issued for cash ($0.12 per share)	4,423,012	442	526,261	—	—	526,703
Stock issued for services ($0.3775 per share)	2,957,376	296	1,112,709	—	—	1,113,005
Net loss for the period from December 9, 2002 (inception) to October 31, 2003	—	—	—	(2,270,129)	—	(2,270,129)
Balance, October 31, 2003	65,570,116	6,557	1,651,673	(2,270,129)	(18,517)	(630,416)
Stock issued for cash ($0.28 per share)	2,169,148	217	612,172	—	(145,000)	467,389
Stock issued for signage rights ($0.3175 per share)	942,600	94	299,906	—	—	300,000
Stock issued for services ($0.3175 per share)	434,036	43	138,597	—	—	138,640
Net loss for the two months ended December 31, 2003	—	—	—	(674,945)	—	(674,945)
Balance, December 31, 2003	69,115,900	6,911	2,702,348	(2,945,074)	(163,517)	(399,332)
Recapitalization of Global Business Resources	16,156,000	1,615	(1,615)	—	—	—
Shares issued for cash ($0.25 per share)	6,650,000	665	1,661,835	—	—	1,662,500
Stock issued for cash ($0.28 per share)	—	—	—	—	141,000	141,000
Shares issued with note payable ($1.47 per share)	240,000	24	352,976	—	—	353,000
Shares issued for settlement ($1.475 per share)	66,668	7	98,328	—	—	98,335
Shares issued for services ($1.475 per share)	1,750,000	175	2,581,075	—	—	2,581,250
Shares issued with note payable ($1.47 per share)	7,500	—	11,025	—	—	11,025
Shares issued with note payable ($1.38 per share)	40,000	4	55,196	—	—	55,200
Shares issued with note payable ($1.42 per share)	200,000	20	283,980	—	—	284,000
Shares issued with note payable ($1.475 per share)	100,000	10	147,490	—	—	147,500
Shares issued with note payable ($1.13 per share)	60,000	6	67,794	—	—	67,800
Shares issued with note payable ($1.43 per share)	33,000	3	47,187	—	—	47,190
Shares issued with note payable ($1.475 per share)	511,000	51	753,674	—	—	753,725
Share issued for loan default penalty ($1.475 per share)	74,999	8	110,615	—	—	110,623
Share issued for loan default penalty ($1.13 per share)	75,000	8	84,742	—	—	84,750
Share issued for loan default penalty ($1.475 per share)	80,000	8	117,992	—	—	118,000
Share issued for loan default penalty ($1.56 per share)	603,038	61	942,487	—	—	942,548
Shares issued for loan default penalty ($1.47 per share)	955,312	96	1,404,213	—	—	1,404,309
Shares issued for cash ($2.50 per share)	40,000	4	99,996	—	—	100,000
Shares issued for settlement ($1.455 per share)	53,332	5	77,560	—	—	77,565
Share issued to consultants for services ($1.44 per share)	830,000	83	1,195,117	—	—	1,195,200
Share issued to consultants for services ($1.475 per share)	100,000	10	147,490	—	—	147,500
Share issued to consultants for services ($1.60 per share)	279,260	28	446,788	—	—	446,816
Share issued to consultants for services ($0.92 per share)	440,000	44	404,756	—	—	404,800
Effect of beneficial conversion of promissory notes at $.75 per share	—	—	71,275	—	—	71,275
Net loss for the six months ended June 30, 2004	—	—	—	(16,863,852)	—	(16,863,852)
BALANCE, JUNE 30, 2004 (CONSOLIDATED) (RESTATED - NOTE 3)	98,461,009	$9,846	$13,864,324	$(19,808,926)	$(22,517)	$(5,957,273)

See accompanying Notes to Condensed Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY (A DEVELOPMENT STAGE COMPANY) Condensed Statement of Cash Flow (Unaudited)
	For the Six Months Ended June 30, 2004 (Consolidated)	For the Six Months Ended June 30, 2003	For the Period from December 9, 2002 (Inception) to June 30, 2004 (Consolidated)
Cash Flows from Operating Activities:	Restated - Note 3		Restated - Note 3
Net loss	$(16,863,852)	$(140,283)	$(19,808,926)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	108,292	—	113,612
Common stock issued for services	4,718,277	—	6,026,712
Common stock issued for legal settlements	175,900	—	175,900
Common stock issued for interest	2,731,505	—	2,731,505
Amortization of interest expense	374,952	—	412,452
Changes in operating assets and liabilities:
Decrease (increase) in current assets:
Other receivables	(3,676)	(6,314)	(3,712)
Deposits	(92,134)	—	(99,624)
Prepaid expense	(174,673)	—	(174,673)
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	738,640	159,912	1,291,272
Net Cash Provided by (Used in) Operating Activities	(8,286,769)	13,315	(9,335,482)

Cash Flows from Investing Activities:
Purchase of property and equipment	(327,850)	(96,808)	(495,932)
Net Cash Used in Investing Activities	(327,850)	(96,808)	(495,932)

Cash Flows from Financing Activities:
Repayments of notes payable	(475,000)	—	(475,000)
Proceeds from stockholder	3,314	3,843	4,940
Payments to stockholder	—	—	(4,940)
Proceeds from sale of common stock	3,977,479	75,000	4,617,536
Promissory note	5,124,641	—	5,750,545
Net Cash Provided by Financing Activities	8,630,434	78,843	9,893,081

NET INCREASE (DECREASE) IN CASH	15,815	(4,650)	61,667

CASH AT BEGINNING OF PERIOD	45,852	—	—

CASH AT END OF PERIOD	$61,667	$(4,650)	$61,667

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$139,495	$—	$146,275

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

NOTE 3  RESTATEMENT OF FINANCIAL STATEMENTS

(A) Penalties and Interest on Payroll Tax Liabilities

For the three months ended June 30, 2004, the Company determined that penalties and interest were applicable to unpaid payroll tax liabilities that existed as a result of employees originally classified as consultants during the two months ended December 31, 2003 and the three months ended March 31, 2004. The Company has included these penalties and interest in the restated expenses and related liabilities at June 30, 2004.

(B) Trade Show Expenses

The Company determined that certain items purchased for the May 2004 E3 trade show were incorrectly recorded as fixed assets during the three months ended June 30, 2004. The Company has reclassified these trade show purchases from fixed assets to expenses and has restated the fixed assets and expenses at June 30, 2004.

A summary of significant effects of the restatement is as follows:

	Three Months Ended June 30, 2004 (As Previously Reported)	Amount of Change	Three Months Ended June 30, 2004 (As Restated)
Statement of Operations

General and administrative	$1,644,104	$83,424	$1,727,528
Total operating expenses	7,460,758	83,424	7,544,182
Net loss from operations	(7,460,758)	(83,424)	(7,547,058)
IRS penalty and interest expense	0	(1,626)	(1,626)
Total other income (expense)	(3,003,369)	(1,625)	(3,004,994)
Net loss	(10,464,127)	(85,049)	(10,549,176)
Loss per common share - basic and diluted	$(0.11)	$(0.00)	$(0.11)

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Financial Statement (Unaudited)

	June 30, 2004 (As Previously Reported)	Amount of Change	June 30, 2004 (As Restated)
Balance Sheet

Property and equipment, net	$480,260	$(83,424)	$396,836
Total assets	1,105,420	(83,424)	1,021,996
Accrued payroll and payroll taxes	0	146,278	146,278
Total current liabilities	6,832,991	146,278	6,979,269
Accumulated deficit during development stage	(19,579,224)	(229,702)	(19,808,926)
Total Stockholders’ Deficiency	(5,727,571)	(229,702)	(5,957,273))
Total Liab. and Stockholders’ Deficiency	$1,105,420	$(83,424)	$1,021,996

NOTE 4  INTANGIBLE ASSETS

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

NOTE 5  NOTES PAYABLE

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

Note payable - face value	$7,092,260
Note payable - discount	1,404,263

$5,687,997

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

(D) Stock Issued for Cash with Notes Payable

During 2004, the Company issued 240,000 shares of common stock with a fair value of $353,000 as additional consideration for a note payable. The fair value of the stock was allocated from the total proceeds received on the note payable and the resulting discount on the note payable will be amortized over the life of the note ($1.47 per share).

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

(E) Stock Issued Under Loan Default Provisions

During 2004, the Company issued 74,999 shares to a note payable holder under a loan default provision with a fail value of $110,623 ($1.475 per share).

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

NOTE 7  COMMITMENTS AND CONTINGENCIES

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

(C) Payroll Taxes

The Company has accrued applicable employment taxes for individuals that were initially deemed and paid as independent contractors but, subsequently, reclassified as employees by the Company. In addition, the Company has recorded our estimate for interest and penalties that are due for the Company’s failure to timely file and pay taxes for these individuals. As of June 30, 2004 the amount includes $39,257 of estimated penalties and interest.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Financial Statement (Unaudited)

NOTE 8  GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no sales and has a working capital deficiency of $6,739,217. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Cash Requirements

The Company estimates based on its current business strategy that the Company will have operating cash requirements over the next twelve months of approximately $68,846,000 as follows:

Operating expenses, including employee salaries and benefits, office expenses, rent expense, legal and accounting, publicity, investor relations, net of payables	$12,576,000
Research and product development	8,583,000
Marketing	15,098,000
Production Costs	31,319,000
Capital Expenditures	1,270,000
Total Estimated Cash Requirements	$68,846,000

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

As reflected in the accompanying financial statements, the Company is in the development stage with no sales, a working capital deficiency of $6,739,217. This raises substantial doubt about its liability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Evaluation of Disclosure Controls and Procedures

The interim chief executive officer who is also the interim chief financial officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e); collectively, "Disclosure Controls") as of the end of the period covered by this quarterly report (the "Evaluation Date") has concluded that as of the Evaluation Date, our Disclosure Controls were not effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to our company and any consolidated subsidiaries is made known to management, including the interim chief executive officer and chief financial officer, particularly during the period when our periodic reports are being prepared to allow timely decisions regarding required disclosure.

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

In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: December 14, 2005
INFINIUM LABS, INC.

/s/ Greg Koler
By: Greg Koler
Interim Chief Executive Officer and Chief Financial Officer