Form 10QSB/A
period 2004-09-30
INFINIUM LABS INC
filed 2005-12-15
CIK 1145019

OMB APPROVAL
OMB Number: 3235-0416
Expires: February 28, 2006
Estimated average burden
hours per response 182.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period from July 1, 2004 to September 30, 2004

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB/A (“Form 10-QSB/A”) to Infinium Labs, Inc.’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2004, initially filed with the Securities and Exchange Commission (“SEC”) on November 23, 2004 (the “Original Filing”), is being filed to reflect a restatement of our consolidated financial statements as of September 30, 2004, and the notes related thereto, as discussed in Note 3 to the Consolidated Financial Statements of Infinium Labs, Inc. and Subsidiary, that portion of Note 7 related to Licenses and Payroll Taxes, and that portion of Note 8 related to our working capital deficiency, as well as additional disclosure revisions deemed appropriate by current management in Part I, Item 3 on Controls and Procedures.

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

In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to include a currently dated consent of our independent registered public accounting firm and currently dated certifications from our Interim Chief Executive Officer, who is also our Interim Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Interim Chief Executive Officer, who is also our Interim Chief Financial Officer, are attached to this Form 10-QSB/A as exhibits 23, 31.1and 32.1, respectively.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2004
(UNAUDITED) (RESTATED)

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	6	Condensed Consolidated Balance Sheet as of September 30, 2004 (Unaudited) (Restated - Note 3)

PAGE	7
Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2004 (Consolidated) (Restated - Note 3) and September 30, 2003 and for the Period from December 9, 2002 (Inception) to September 30, 2004 (Consolidated) (Unaudited) (Restated - Note 3)

PAGES	8-11	Condensed Statement of Changes in Stockholders’ Deficiency for the Period from December 9, 2002 (Inception) Through September 30, 2004 (Unaudited) (Restated - Note 3)

PAGES	12
Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2004 (Consolidated) (Restated - Note 3)and September 30, 2003 and for the Period from December 9, 2002 (Inception) to September 30, 2004 (Consolidated) (Unaudited) (Restated - Note 3)

PAGES	13-27	Notes to Condensed Financial Statements (Unaudited)

INFINIUM LABS, INC. AND SUBSIDIARY (A DEVELOPMENT STAGE COMPANY) Condensed Consolidated Balance Sheet as of September 30, 2004 (Unaudited) Restated - Note 3
ASSETS

Current Assets:
Cash	$20,991
Prepaid expenses	53,000
Total Current Assets	73,991

Property and Equipment, Net	826,685

Other Assets:
Deposits	34,590
Intangible asset, net (Note 4)	270,990
Total Other Assets	305,580

Total Assets	$1,206,256

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable	$2,010,298
Due to developers	687,500
Accrued interest expense	223,142
Accrued payroll and payroll taxes (Note 7(D))	697,743
Promissory notes (Note 5)	7,280,044

Total Current Liabilities	10,898,727

Stockholders’ Deficiency:
Common stock, $0.0001 par value, 200,000,000 shares authorized, 104,712,093 shares issued and outstanding, (Note 6)	10,471
Additional paid-in capital (Note 6)	17,864,197
Subscription receivable	(22,517)
Accumulated deficit during development stage	(27,544,622)

Total Stockholders’ Deficiency	(9,692,471)

Total Liabilities and Stockholders’ Deficiency	$1,206,256

See accompanying Notes to Condensed Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY (A DEVELOPMENT STAGE COMPANY) Condensed Statements of Operations (Unaudited)
	For the Three Months Ended September 30, 2004 (Consolidated)	For the Three Months Ended September 30, 2003	For the Nine Months Ended September 30, 2004 (Consolidated)	For the Nine Months Ended September 30, 2003	For the Period from December 9, 2002 (Inception) to September 30, 2004 (Consolidated)
	Restated - Note 3		Restated - Note 3		Restated - Note 3
Operating Expenses:
Development costs	$503,265	$81,962	$1,755,209	$111,962	$2,160,559
Advertising	472,605	12,461	1,041,539	24,746	1,208,159
Salary expense	1,833,282	61,037	4,340,147	82,292	4,512,631
Professional fees	414,815	435,863	2,013,581	470,294	2,695,974
Consultants	2,854,625	—	7,935,599	—	8,699,191
General and administrative	767,750	86,404	3,515,902	128,716	4,233,141
Total Operating Expenses	6,846,342	677,727	20,601,977	818,010	23,509,655
Net Loss from Operations	(6,846,342)	(677,727)	(20,601,977)	(818,010)	(23,509,655)

Other Income (Expense):
Interest income	—	—	—	—	37
IRS penalty and interest expense	(66,926)	—	(86,746)	—	(106,183)
Interest expense	(822,428)	—	(3,910,825)	—	(3,928,821)
Total Other Income (Expense)	(889,354)	—	(3,997,571)	—	(4,034,967)

Loss before Income Taxes	(7,735,696)	(677,727)	(24,599,548)	(818,010)	(27,544,622)

Income Taxes	—	—	—	—	—

Net Loss	$(7,735,696)	$(677,727)	$(24,599,548)	$(818,010)	$(27,544,622)

Per Common Share

Loss per common share - basic and diluted	$(0.08)	$(0.01)	$(0.26)	$(0.01)	$(0.49)
Weighted average - basic and diluted	101,507,725	58,142,912	95,387,254	58,142,912	56,589,404

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
	Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions
	Shares	Amount	Capital	Stage	Receivable	Total

Share issued for loan default penalty ($1.56 per share)	603,038	61	942,487	—	—	942,548

Shares issued for loan default penalty ($1.47 per share)	955,312	96	1,404,213	—	—	1,404,309

Shares issued for cash ($2.50 per share)	40,000	4	99,996	—	—	100,000

Shares issued for settlement ($1.455 per share)	53,332	5	77,560	—	—	77,565

Shares issued for cash ($2.00 per share)	100,000	10	199,990	—	—	200,000

Share issued to consultants for services ($1.44 per share)	830,000	83	1,195,117	—	—	1,195,200

Share issued to consultants for services ($1.475 per share)	100,000	10	147,490	—	—	147,500

Share issued to consultants for services ($1.60 per share)	279,260	28	446,788	—	—	446,816

Share issued to consultants for services ($0.92 per share)	440,000	44	404,756	—	—	404,800

See accompanying Notes to Condensed Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY (A DEVELOPMENT STAGE COMPANY) Condensed Statement of Stockholders’ Deficiency For the Period from December 9, 2002 (Inception) to September 30, 2004 (Unaudited)
	Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions
	Shares	Amount	Capital	Stage	Receivable	Total
Effect of beneficial conversion of promissory notes at $.75 per share	—	—	71,275	—	—	71,275

Shares issued for loan guaranty ($1.04 per share)	800,000	80	831,920			832,000

Shares issued to consultants ($1.13 per share)	1,000,000	100	1,129,900			1,130,000

Share issued to consultants for services ($0.64 per share)	21,460	2	13,732			13,734

Share issued to consultants for services ($0.61 per share)	200,000	20	121,980			122,000

Share issued to consultants for services ($0.60 per share)	36,000	4	21,416			21,420

Share issued to consultants for services ($0.60 per share)	1,933,224	193	1,162,251			1,162,444

Stock issued to employees ($0.33 per share)	300,000	30	98,970			99,000

Shares issued for cash ($0.25 per share)	1,900,400	190	474,910			475,100

Net loss for the nine months ended September 30, 2004	—	—	—	(24,599,548)	—	(24,599,548)

BALANCE, SEPTEMBER 30, 2004 (CONSOLIDATED) (RESTATED - NOTE 3)	104,712,093	$10,471	$17,864,197	$(27,544,622)	$(22,517)	$(9,692,471)

See accompanying Notes to Condensed Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY (A DEVELOPMENT STAGE COMPANY) Condensed Statement of Cash Flow (Unaudited)
	For the Nine Months Ended September 30, 2004 (Consolidated)	For the Nine Months Ended September 30, 2003	For the Period from December 9, 2002 (Inception) to September 30, 2004 (Consolidated)
Cash Flows from Operating Activities:	Restated - Note 3		Restated - Note 3
Net loss	$(24,599,548)	$(818,010)	$(27,544,622)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	162,061	—	167,381
Common stock issued for services	7,944,675	—	9,253,110
Common Stock issued to employees	99,000	—	99,000
Common stock issued for legal settlements	175,900	—	175,900
Common stock issued for interest	2,731,505	—	2,731,505
Amortization of interest expense	869,999	—	907,499
Changes in operating assets and liabilities:
Decrease (increase) in current assets:
Other receivables	36	7,314	—
Deposits	(27,100)	—	(34,590)
Prepaid expense	(53,000)	—	(53,000)
Increase (decrease) in current liabilities:
Accounts payable	3,066,051	457,043	3,618,683
Net Cash (Used in) Operating Activities	(9,630,421)	(353,653)	(10,679,134)
Cash Flows from Investing Activities:
Purchase of property and equipment	(796,974)	(116,084)	(965,056)
Net Cash Used in Investing Activities	(796,974)	(116,084)	(965,056)
Cash Flows from Financing Activities:
Repayments of notes payable	(475,000)	—	(475,000)
Proceeds from stockholder	3,314	3,843	4,940
Payments to stockholder	—	—	(4,940)
Proceeds from sale of common stock	4,652,579	75,000	5,292,636
Promissory note	6,221,641	446,468	6,847,545
Net Cash Provided by Financing Activities	10,402,534	525,311	11,665,181
NET INCREASE (DECREASE) IN CASH	(24,861)	55,574	20,991
CASH AT BEGINNING OF PERIOD	45,852	—	—
CASH AT END OF PERIOD	$20,991	$55,574	$20,991

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$213,200	$—	$219,980

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

NOTE 3 RESTATEMENT OF FINANCIAL STATEMENTS

(A) Penalties and Interest on Payroll Tax Liabilities

For the three months ended September 30, 2004, the Company determined that penalties and interest were applicable to unpaid payroll tax liabilities that existed as a result of employees originally classified as consultants during the two months ended December 31, 2003 and the three months ended March 31, 2004. In addition, the Company determined that penalties and interest were applicable to unpaid payroll tax liabilities recorded during the three months ended September 30, 2004. The Company has included these penalties and interest in the restated expenses and related liabilities at September 30, 2004.

A summary of significant effects of the restatement is as follows:

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Financial Statement (Unaudited)

	Three Months Ended September 30, 2004 (As Previously Reported)	Amount of Change	Three Months Ended September 30, 2004 (As Restated)
Statement of Operations

Total operating expenses	$6,850,656	$(4,314)	$6,846,342
Net loss from operations	(6,850,656)	4,314	(6,846,342)
IRS penalty and interest expense	0	(66,926)	(66,926)
Total other income (expense)	(822,428)	(66,926)	(889,354)
Net loss	(7,673,084)	(62,612)	(7,735,696)
Loss per common share - basic and diluted	$(0.08)	$(0.00)	$(0.08)

	September 30, 2004 (As Previously Reported)	Amount of Change	September 30, 2004 (As Restated)
Balance Sheet

Property and equipment, net	$905,795	$(79,110)	$826,685
Total assets	1,285,366	(79,110)	1,206,256
Accrued payroll and payroll taxes	484,539	213,204	697,743
Total current liabilities	10,685,523	213,204	10,898,727
Accumulated deficit during development stage	(27,252,308)	(292,314)	(27,544,622)
Total Stockholders’ Deficiency	(9,400,157)	(292,314)	(9,692,471)
Total Liab. and Stockholders’ Deficiency	$1,285,366	$(79,110)	$1,206,256

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

On September 13, 2004, the Company borrowed $350,000 under a 15% secured promissory note, which is payable September 13, 2005.

Note payable - face value	$8,192,260
Note payable - discount	912,216

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

NOTE 7 COMMITMENTS AND CONTINGENCIES

(A) Distribution Agreements

Riverdeep, Inc.
Infinium signed a distribution agreement with Riverdeep, Inc. ("Riverdeep") dated October 23, 2003 that will allow Infinium to market Riverdeep's catalog of award-winning video games and edutainment software on the Phantom Game System. The agreement expires on March 30, 2006 and authorizes Infinium to distribute Riverdeep's products, via the Phantom Game Service or pre-load, onto the Phantom Game Receiver. The titles will be available to subscribers of the Phantom Game Service on both a pay-per-play and pay-to-own basis.

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

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

As the Company has not commenced sales of the game system and there is no definitive way to determine the future economic benefit associated with the payments for the guaranteed license fees, the company has expensed the guaranteed license fees as incurred. From December 9, 2002 (inception) through September 30, 2004, $225,000 of guaranteed license fees had been accrued and reported on the accompanying financial statements.

In the event that the per unit license fees exceed the guaranteed license fees, those per unit license fees will be expensed as incurred. Accordingly, the corresponding revenue related to the product distribution will be recognized as earned.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

Atari, Inc.
Infinium signed a distribution agreement with Atari, Inc. (“Atari”) dated September 14, 2004 that will allow Infinium to market Atari’s catalog of video games software on the Phantom Game System. The agreement expires on September 14, 2007 and authorizes Infinium to distribute Atari’s products, via the Phantom Game Service or pre-load, onto the Phantom Game Receiver. The titles will be available to subscribers of the Phantom Game Service on both a pay-per-play and pay-to-own basis.

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

As the company has not commenced sales of the game system and there is no definitive way to determine the future economic benefit associated with the advance payments, the company has expensed the advance royalty payments as incurred. From December 9, 2002 (inception) through September 30, 2004, $500,000 of guaranteed license fees had been accrued and reported on the accompanying financial statements.

In the event that the per unit royalty fees exceed the advance royalty payments, those per unit royalty fees will be expensed as incurred. Accordingly, the corresponding revenue related to the product distribution will be recognized as earned.

Eidos Inc.
Infinium signed a distribution agreement with Eidos Inc. (“Eidos”) dated September 21, 2004 that will allow Infinium to market Eidos’s catalog of video games software on the Phantom Game System. The agreement expires on December 31, 2005 and authorizes Infinium to distribute Eidos’s products, via the Phantom Game Service or pre-load, onto the Phantom Game Receiver. The titles will be available to subscribers of the Phantom Game Service on both a pay-per-play and pay-to-own basis.

The agreement with Eidos requires Infinium to make the following non-refundable advance royalty payments as follows:

September 25, 2004	$62,500
Upon receipt of the Licensor Deliverables	62,500

Total	$125,000

In addition, Infinium incurs royalty fees with respect to each unit of product distributed. These per unit royalty fees shall be applied against the aforementioned advance royalty payments. Once the advance royalty payments have been earned down and recouped by Infinium, then Infinium shall pay directly to Eidos the per unit royalty fees for every unit of product it distributes. The per unit royalty fee ranges from 25% to 50% of Infinium’s net receipts

As the company has not commenced sales of the game system and there is no definitive way to determine the future economic benefit associated with the advance payments, the company has expensed the advance royalty payments as incurred. From December 9, 2002 (inception) through September 30, 2004, $62,500 of guaranteed license fees had been accrued and reported on the accompanying financial statements.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

In the event that the per unit royalty fees exceed the advance royalty payments, those per unit royalty fees will be expensed as incurred. Accordingly, the corresponding revenue related to the product distribution will be recognized as earned.

Enlight Inc.
Infinium signed a distribution agreement with Enlight Interactive Inc. (“Enlight”) dated September 21, 2004 that will allow Infinium to market Enlight’s catalog of video games software on the Phantom Game System. The agreement expires on September 2, 2009 and authorizes Infinium to distribute Enlight’s products, via the Phantom Game Service or pre-load, onto the Phantom Game Receiver. The titles will be available to subscribers of the Phantom Game Service on both a pay-per-play and pay-to-own basis.

The agreement with Enlight requires Infinium to make the following non-refundable advance royalty payments as follows:

October 2, 2004	$5,000
Upon receipt of the Licensor Deliverables	5,000

Total	$10,000

In addition, Infinium incurs royalty fees with respect to each unit of product distributed. These per unit royalty fees shall be applied against the aforementioned advance royalty payments. Once the advance royalty payments have been earned down and recouped by Infinium, then Infinium shall pay directly to Enlight the per unit royalty fees for every unit of product it distributes. The per unit royalty fee ranges from 30% to 50% of Infinium’s net receipts.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

As the company has not commenced sales of the game system and there is no definitive way to determine the future economic benefit associated with the advance payments, the company has expensed the advance royalty payments as incurred. From December 9, 2002 (inception) through September 30, 2004, no guaranteed license fees had been accrued and reported on the accompanying financial statements.

In the event that the per unit royalty fees exceed the advance royalty payments, those per unit royalty fees will be expensed as incurred. Accordingly, the corresponding revenue related to the product distribution will be recognized as earned.

(B) Litigation

As of September 30, 2004, the Company is not a party to any litigation other than litigation arising in the ordinary course of its business, which is not expected to have a material adverse effect on its financial condition or results of operations and has not accrued any amounts relating to any litigation.

(C) Employment Agreements

On January 3, 2004, the Company entered into an employment agreement with its Executive Vice President of Channel Sales for a period of three years unless the Company or the employee agrees to terminate the agreement within three months prior to the anniversary date. The agreement provides for an initial minimum annual salary of $125,000, which increased to $175,000 on September 1, 2004.

(D) Licenses

As detailed in Note 7(A), we have entered into agreements with a number of publishers to provide content for our Phantom Game Service. These agreements provide that we pay an advance to each publisher, which is recoupable by us against future royalties payable to these publishers under their respective agreements. As of September 30, 2004, the Company currently owes an aggregate of $687,500 to these publishers pursuant to these agreements and, if we fail to pay these advances, these agreements may be terminated.

(D) Payroll Taxes

The Company has accrued applicable employment taxes for individuals that were initially deemed and paid as independent contractors during the two months ended December 31, 2003 and the three months ended March 31, 2004 but, subsequently, reclassified as employees by the

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Financial Statement (Unaudited)

Company. In addition, the Company has recorded our estimate for interest and penalties that are due for the Company’s failure to timely file and pay taxes for these individuals as well as for the Company’s failure to timely file and pay taxes for the three months ended September 30, 2004. As of September 30, 2004 the amount includes $106,183 of estimated penalties and interest.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Financial Statement (Unaudited)

NOTE 8 GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no sales and has a working capital deficiency of $10,824,736. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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
* High-performance - 128MB RAM
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

Proprietary Platforms

The three largest game platform manufactures - Sony, Microsoft and Nintendo - limit the choice and availability of games through their proprietary platforms. Game developers must purchase licenses and software development kits from each of these companies to start developing a game for each platform.

Limited Retail Space

Each video game released must compete for a limited amount of retail shelf space. Typically, only top-selling games, usually new releases, are stocked at retail outlets. With three platforms, each game can take three shelf spaces - one for each platform. While some retail outlets stock up to 200 titles, most stock less. Even best-sellers may have only a one-year shelf life at best. Consequently, consumers find limited game selection at retail outlets and have a difficult time finding popular games that are no longer stocked on store shelves.

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

In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: December 15, 2005

INFINIUM LABS, INC.

By:  /s/ Greg Koler

Greg Koler, Interim Chief Executive Officer and Chief Financial Officer