Form 10KSB/A
period 2004-12-31
INFINIUM LABS INC
filed 2005-12-20
CIK 1145019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

(Amendment No.1)
(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-24269
___________________
INFINIUM LABS, INC.
(Name of small business issuer in its charter)
___________________

Delaware (State or other jurisdiction of incorporation or organization)	65-1048794 (I.R.S. Employer Identification No.)

1191 2nd Avenue, Suite 500, Seattle, WA 98101 (Address of principal executive offices) (Zip Code)

206-393-3000 (Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock
(Title of each class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes ☐ No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year: $0

At April 12, 2005, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, was $30,108,984.67.

The number of shares outstanding of our company’s common stock at April 12, 2005 was 151,829,349.

Transitional Small Business Disclosure Format (check one): ☐ Yes ☒ No

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KSB/A (“Form 10-KSB/A”) to Infinium Labs, Inc.’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, initially filed with the Securities and Exchange Commission (“SEC”) on April 20, 2005 (the “Original Filing”), is being filed to reflect (i) responses to comments received from the SEC in connection with a review of our filings, as well as additional disclosure revisions deemed appropriate by current management and (ii) a restatement of our consolidated financial statements as of and for the year ended December 31, 2004, and the notes related thereto, as discussed in Note 3 to the Consolidated Financial Statements of Infinium Labs, Inc. and Subsidiary included in Item 7.

As previously disclosed in a Current Report on Form 8-K filed with the SEC on October 28, 2005, our Board of Directors determined that our previously issued audited financial statements for the two months ended December 31, 2003 and the year ended December 31, 2004 should not be relied upon because they contain errors. The errors relate to (i) misclassifying employees as independent contractors in the fourth quarter of 2003 and the first quarter of 2004, and (ii) our failure to record sufficient loss contingency accruals in 2004 to cover possible monetary penalties and interest relating to our failure to file certain payroll and withholding tax returns and to satisfy required withholding and payroll tax obligations.

For a further discussion of the restatement and its impact on the Company’s financial statements, see Note 2 to the Consolidated Financial Statements of Infinium Labs, Inc. and Subsidiary in Item 7, as well as its more recent filings.

Except as otherwise expressly stated by reference to a specific later date, the disclosure in this Form 10-KSB/A has not been updated to reflect events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. Accordingly, except as otherwise expressly stated, this Form 10-KSB/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date. We have, however, updated the facing page of this report to reflect the address and telephone number of the Company’s current principal executive offices.

In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to include a currently dated consent of our independent registered public accounting firm and currently dated certifications from our Interim Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The consent of the independent registered public accounting firm and the certifications of our Interim Chief Executive Officer, who is also our Interim Chief Financial Officer, are attached to this Form 10-KSB/A as exhibits 23, 31.1and 32.1, respectively.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

THIS ANNUAL REPORT ON FORM 10-KSB, INCLUDING EXHIBITS THERETO, CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS ARE TYPICALLY IDENTIFIED BY THE WORDS "ANTICIPATES”, "BELIEVES”, "EXPECTS”, "INTENDS”, "FORECASTS”, "PLANS”, "FUTURE”, "STRATEGY”, OR WORDS OF SIMILAR MEANING. VARIOUS FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS, INCLUDING THOSE DESCRIBED IN "RISK FACTORS" AND ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION IN THIS FORM 10-KSB. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS TO REFLECT ACTUAL RESULTS, CHANGES IN ASSUMPTIONS, OR CHANGES IN OTHER FACTORS, EXCEPT AS REQUIRED BY LAW.

PART I

As used in this annual report on Form 10-KSB, "we," "us," "our," "Infinium " and "our Company" refer to Infinium Labs, Inc. and our subsidiaries, unless the context otherwise requires.

ITEM 1.  DESCRIPTION OF BUSINESS

General Overview

We are developing and seeking to commercialize the Phantom Game Service, a video game delivery system designed to allow consumers to search, preview and play a large selection of video games on demand via a broadband Internet connection.

We have not yet generated any revenue from operations. Our ability to generate revenue in the future is dependent on our ability to successfully develop and commercialize the Phantom Game Service.

Since inception through December 31, 2004, we have incurred aggregate losses of $36,764,861. Our loss from operations for year ended December 31, 2004 was $33,819,787; our loss from operations for the two months ended December 31, 2003 was $674,945. In addition, as of December 31, 2004, we had an accumulated deficit of $36,764,861 and we need immediate additional capital to continue operations. Given our limited resources, and the delays experienced thusfar, we are not in a position to anticipate a completion date for development of our product or a launch date for the Phantom Game Service.

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

Corporate History

On January 5, 2004, the Company’s wholly owned subsidiary merged with and into Infinium Labs Operating Corporation, with Infinium Labs Operating Corporation surviving as its wholly owned subsidiary. Infinium Labs Operating Corporation was incorporated in the State of Delaware on December 9, 2002 for the purpose of developing a video game service and system. In connection with the merger and related transactions, the Company changed its name from Global Business Resources, Inc. to Infinium Labs, Inc. Infinium Labs Operating Corporation’s stockholders acquired 82.35% of the Company’s outstanding common stock and its directors and officers became the Company’s directors and officers. Since the completion of the merger, the Company’s business has consisted of the business and operations of Infinium Labs Operating Corporation. When used in this report, references to Phantom and Infinium Labs are references to its trademarks or service marks with respect to which the Company has filed applications for registration with the U.S. Patent and Trademark Office.

Phantom Game Service

The Phantom Game Service is comprised of the following key components:

•
Phantom Game Receiver - The Phantom Game Receiver is a game console designed to integrate easily into a family’s home entertainment system. It connects to any standard television, as well as A/V receivers. The Phantom Game Receiver accesses the Phantom Game Service by connecting to a broadband Internet connection, such as a cable or DSL line or through existing home networks, including wireless home networks. Its primary components consist of a central processing unit, high-end video processor, high-speed memory, computer motherboard and large hard disk drive. The Phantom Game Receiver is equipped with a “lapboard,” which consists of a custom keyboard and mouse, and can also be used with a console-style game controller. The Phantom Game Receiver features multiple controller ports to enable multi-player gaming and provide flexibility for specialized peripherals. It is derived from existing PC technologies, but differs from PCs in that it is designed for game play, not to perform other functions such as data processing. This dedicated functionality enables the Phantom Game Receiver to simplify the user’s experience. The Phantom Game Receiver is only designed to play content downloaded through the Phantom Game Service. The Phantom Game Receiver does not use discs, cartridges or other external media that can be easily lost, damaged or copied. Instead, content is downloaded in real time over the Internet to the internal hard drive of the Phantom Game Receiver to enable game play. The primary technical characteristics of the Receiver are expected to include:

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

•
Streaming Game Technology - The Phantom Game Receiver and the Phantom Game Service are designed to work in concert to deliver retail quality video games to consumers over standard home broadband Internet connections. A technique has been developed and is continuing to be refined by our company which allows us to take games, traditionally delivered on CD-ROM or DVD media, and convert them into digital streams of data. This technology is designed to allow consumers to start playing most games in less time than it would take to install the game from a CD-ROM or DVD.

•
Game Content - We anticipate offering consumers a wide range of commercial video games. Because the games will be stored digitally on hosted servers there is no investment in warehouse space or physical inventory, either by the game publishers or by our company. We anticipate being able to offer many of the same games that would be found in a typical game retailer. In addition we intend to offer games no longer available at retail and specialty games that can be difficult to locate. Because the Phantom Game Receiver is intended to run the Windows XP Embedded operating system, it should be capable of distributing an extremely wide range of games originally designed for use on personal computers.

We anticipate that the Phantom Game Service will be offered to users on a monthly subscription fee basis. Subscribers would have access to a number of free games and would be able to purchase or demo games from a library of titles. We anticipate that the Service will offer access to community features and will enable subscribers to learn about the latest games and try new release titles. If subscribers purchase a game, we anticipate that they will have full access to the title for the life of their subscription, as well as access to any modifications, updates or additional content made available for the game.

We anticipate that the Phantom Game Service will be delivered on a hardware and backend platform that makes it possible to securely deliver games directly to consumers over broadband Internet access networks. We anticipate that the Phantom Game Service will use hosted infrastructure for content servers, which will store games and other content and provide for e-commerce transactions. Games will be stored in a proprietary, compressed, encrypted store and distributed over a secure, encrypted connection from our servers.

Currently the Company's business activities are solely dedicated to the development of the Phantom Game Receiver and the Phantom Game Service. At April 2005 the Phantom receiver and hardware were developed to an engineering prototype level.  The Phantom software and service were functionally complete with limited units in the field for user testing.  End to end functionality of the service was shown at 2005 Consumer Electronics Show. The Company has entered into content distribution agreements that include 4 of the top ten; game companies that represent collectively 1/3 of the PC games sales market according to PC Data's July report.  (see http://www.npd.com/). While we continue to define our retail distribution partners, the Company does not believe that securing proper retail distribution partners will be an issue.

Product Benefits

Our Phantom Game Service is designed to address the four principal deficiencies identified in the current video game distribution model in order to provide the following benefits to publishers, retailers and consumers:

Windows-Based Platform

The Phantom Game Receiver is designed to enable consumers to receive games via the Phantom Game Service. The Phantom Game Receiver and Phantom Game Service are compatible with all PC games developed for the Windows operating system - literally thousands of PC games that have been developed over the years.

Unlimited Space For Game Software

The Phantom Game Service is designed to deliver games into customers' living rooms securely over broadband Internet access networks. We anticipate that our content servers will store all of the games and provide for all e-commerce transactions. We believe that this will enable us to potentially store an unlimited number of games for use by our customers. As a result, we intend to offer a robust catalog of both new releases and previously released games.

Increased Profitability

The Phantom Game Service will offer both publishers and developers a content distribution platform that eliminates production, packaging, and retail merchandising costs (including open box returns). In addition, both publishers and developers can continue to earn revenues on games that are no longer on retail shelves, potentially increasing the revenue lifespan for their PC games.

Closed System Prevents Piracy

The Phantom Game Service is designed to be a "private" network that runs over any broadband Internet connection. The Phantom Game Service will only be accessible by subscribers though the Phantom Game Receiver. The Phantom Game Receiver is designed as a "closed box" with no removable media and employs a series of authentication protocols. The Phantom Game Service and the Phantom Game Receiver have been designed to ensure security in order to protect game content from piracy.

Content Strategy

To populate the Phantom Game Service with game content, we have entered into and plan to continue to enter into agreements with game publishers, developers and distributors under which we would have the right to offer the games on a commercial basis through our Service. Our agreements generally provide us with the right on a non-exclusive basis to distribute games through our Phantom Game Service in exchange for royalties on net sales. In some cases, we are required to make upfront payments, which in some cases, can be applied against future royalties. At December 31, 2004, we were party to agreements with a number of distributors, of which six required upfront payments, the amount of which totaled $1,085,000. As of that date, we had made a total of $100,000 in upfront payments and the balance was in default. As a result, these agreements may be terminated by the distributors, although we have not been notified by any distributors of intent to revoke distribution rights. The agreements generally have a duration of a few years, with the earliest expiring in December 2005, and require renegotiation to extend the term beyond the initial expiration date. Unless and until we receive additional financing, we are not planning to seek to enter into additional agreements of this nature. Our past defaults may adversely affect the willingness of these parties to renew the agreements if and when needed. Our inability to secure rights to a sufficient variety of games preferred by consumers, will negatively impact the viability of the Phantom Game Service.

We believe that this arrangement represents an extremely attractive proposition for game publishers because no additional development work or out-of-pocket costs are required of the publishers to distribute a game developed for PCs to our subscriber base via the Phantom Game Service. The Phantom Game Service will offer publishers access a new distribution channel for past, current and future PC games and an opportunity to receive incremental revenues from existing investments.

.Distribution Strategy

We intend to market and sell the Phantom Game Service, the Phantom Game Receiver and related accessories primarily through retail channels.

We anticipate establishing a retail partner program designed to generate new recurring revenue streams for retailers from the sale of the Phantom Game Service. Retailers would receive a percentage of the subscription revenue and games purchased over the life of the subscription in addition to their profit margin from sales of the Phantom Game Receiver. In today’s model there is no commitment from the consumer to return to the same retailer for additional purchases nor is there a monthly service fee for the retailer to share revenue from. Under our model the original selling retailer would receive a recurring revenue stream in two forms in respect of Receivers and Service subscriptions sold by them: 1) they would receive a percentage of the monthly service fee and 2) they would receive a percentage of each additional title purchased through the Service.

We do not have a direct sales force. As such, we intend to rely, to a large extent, on third parties to identify and help us secure retail channel distribution for the Phantom Game Service. We anticipate that these third party arrangements will require us to pay commissions in respect of any revenue generated through retail partners identified and covered thereby. In January 2005, we entered into such arrangements with a third party group covering specifically identified retail chains. The agreements are terminable on 45 days’ notice by either party and do not materially obligate either party unless and until sales are generated. As we are not in a position to commercially launch the Phantom Game Service, this relationship is inactive and we are not seeking to enter into similar third party marketing arrangements at this time.

Competition

While we are not aware of any direct competitors to our Phantom Game Service, we face indirect competition from other gaming platforms, game developers and distributors and PC gaming services.

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

Game Developers and Distributors

While we anticipate that the Phantom Game Receiver will compete with other video game consoles, we also anticipate that the Phantom Game Service will compete with other game developers and distributors. While the Phantom Game Service presents an opportunity for distributors of PC games to sell their games through a new channel, we anticipate competing with game developers and distributors whose games are designed for the proprietary platforms of the video game console manufacturers. Because we expect to initially have a small installed base, developers and distributors of games for the dominant video game consoles may be reluctant to alienate the video game console manufacturers by providing content for the Phantom Game Service. Furthermore, although we look at retailers as partners and customers and believe the Phantom Game Service offers them a compelling opportunity, some retailers may view us as a competitor because the Phantom Game Service will sell games directly to subscribers, where otherwise the retailers might enjoy a direct sales relationship with those customers. Once customers have purchased the Phantom Game Receiver and become subscribers to the Phantom Game Service, we believe that to remain competitive, we must maintain a software portfolio that is attractive enough to cause subscribers to continue using the Phantom Game Service rather than switching to another platform.

PC Game Services

The past several years have seen the introduction of on-demand gaming services on the PC. These services include Yahoo! Games, Comcast Games on Demand and RealNetworks' RealArcade, as well as other services from or enabled by such companies as Exent Technologies, Trymedia Systems and Stream Theory. We believe that these services complement our offering and legitimize the category of games-on-demand, but are restricted by the limitations of the PC as an entertainment platform, by concerns over PC-based piracy and by reluctance on the part of game publishers to distribute their newest games online due to perceived channel conflicts with traditional retail.

Intellectual Property Strategy

We will rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our intellectual property rights.

With respect to patents, we intend to protect aspects of technologies associated with the make and use of the Phantom Game Service and Phantom Game Receiver through both design and utility patent applications in the United States and potentially in other countries in which we intend to market our products and services.  As of March 31, 2005, we had a total of 2 pending domestic patent applications, entitled:

(1)	METHOD AND APPARATUS FOR BACKLIGHTING OF A KEYBOARD FOR USE WITH A GAME DEVICE

(2)	METHOD FOR AUTOMATIC PATCHING OF A SPARSELY STREAMED APPLICATION

The Phantom Game Service and Phantom Game Receiver will also utilize proprietary software that we develop.

We are pursuing federal registration of our trademarks and service marks in the United States with the U.S. Patent and Trademark Office. As of March 31, 2005, we had 2 independent federal trademarks registered and 3 applications pending.

Although we do not believe that our claimed intellectual property rights infringe the rights of third parties, third parties have in the past asserted trademark infringement claims, and may in the future assert, patent and/or trademark infringement claims against us which may result in costly litigation or which would require us to either settle or obtain a license to use third-party intellectual property rights.

Number of Total Employees and Number of Full-time Employees

At December 31, 2004, we had 41 full-time employees, three of whom are in marketing, 24 of whom are in research and development and 17 of whom are administrative, marketing and executive personnel. There is no collective bargaining agreement in place.

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

Since inception through December 31, 2004, we have incurred aggregate losses of $36,764,861. Our loss from operations for the fiscal year ended December 31, 2004 was $33,819,787. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when, if ever, our product will be launched, when customers will order products, the size of customers' orders, the demand for our products, and the level of competition and general economic conditions.

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

We will need to obtain additional funding in order to:

•	fund the final phases of product development and launch of our Phantom Game Service;

•	finance additional growth and working capital requirements;

•	respond to competitive pressures; and

•	respond to other opportunities or challenges as they arise.

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

As of December 31, 2004, the Company currently had outstanding balances in the sum of $985,000 owed to publishers and developers. Due to the outstanding balances, these content providers may elect to terminate their agreements with the Company and not provide content now or in the future. This would add risk to the success of the Phantom Game Service and to viability of the Company.

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

Subject to availability of financing, we plan to invest a significant amount of money and resources in the launch of our Phantom Game Service and Phantom Game Receiver. However, our Phantom Game Service and Phantom Game Receiver are unproven and may fail to gain market acceptance. Because the market for our Phantom Game Service and Phantom Game Receiver is new and evolving, it is difficult to predict the size of the market and its rate of growth, if any. We cannot assure you that the market for video game or online gaming entertainment services will continue to develop or be sustainable. If the market for the Phantom Game Service fails to develop, develops more slowly than expected or becomes more competitive than is currently expected, we may no be able to keep up and go out of business.

WE MAY BE UNABLE TO ANTICIPATE CHANGES IN CONSUMER DEMANDS, AND IF WE ARE UNABLE TO EFFECTIVELY MEET CONSUMER DEMAND, WE WILL NOT MAKE SALES AND GO OUT OF BUSINESS.

We anticipate that the Phantom Game Service will appeal primarily to children, teenagers and young adults, whose preferences cannot be predicted with certainty and are subject to rapid change. Our success will depend on our ability to identify gaming and entertainment trends as well as to anticipate, interpret, and react to changing consumer demands in a timely manner.

We cannot provide assurances that we will be able to continue to offer the types of games that appeal to our consumers, or that we will satisfy changing consumer demands in the future. If we misjudge the market for our Phantom Game Service, we may not be successful in achieving meaningful revenue, which may lead us to bankruptcy.

WE WILL FACE COMPETITION FROM A NUMBER OF SOURCES, WHICH MAY IMPAIR OUR REVENUES, INCREASE OUR CUSTOMER ACQUISITION COST, AND HINDER OUR ABILITY TO GENERATE NEW CUSTOMERS.

While we are not aware of any direct competitors to our Phantom Game Service, we will compete indirectly with a large number of hardware manufacturers, Internet sites, media companies, and other companies providing gaming and entertainment services. Our competitors include companies offering gaming and entertainment services either on a stand alone basis or integrated into other products and media properties; vertical markets where competitors may have advantages in expertise, brand recognition, and other factors; and manufacturers of personal computers or game consoles who may develop their own Internet portals to which they would direct their customers.

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

WE MAY BE UNABLE TO SUCCESSFULLY MANAGE RAPID GROWTH, AND THE FAILURE TO DO SO COULD HARM OUR BUSINESS.

Subject to availability of financing, we plan to dramatically increase the scope of our operations in both sales and marketing as well as technological development. We expect that we will need to expand and improve our financial and managerial controls, reporting procedures and systems. Rapid growth and expansion in operations will place a significant strain on our managerial, operational and financial resources. Subject to availability of financing, we expect the number of our employees to increase in the future. To successfully compete in the evolving gaming industry, we must implement financial and management controls; maintain our reporting systems and procedures; continue to scale our serving systems and upgrade their functional capabilities; and expand, train, retain and manage our work force. We cannot be certain that our systems, procedures or controls will be adequate to support our operations, or that management will be able to respond effectively to growth. Our future results of operations will also depend on the expansion of our sales, marketing and customer support departments.

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

WE ARE SUBJECT TO U.S. AND FOREIGN GOVERNMENT REGULATION OF THE INTERNET, AND COMPLYING WITH THESE REGULATIONS COULD IMPOSE SIGNIFICANT COSTS.

Our subscribers will require a broadband connection to the Internet in order to access our Phantom Game Service. Existing laws and regulations applicable to the Internet relate to issues such as user privacy, defamation, pricing, advertising, taxation, gambling, sweepstakes, promotions, financial market regulation, content regulation, quality of products and services and intellectual property ownership and infringement. In addition, we may also be subject to new laws and regulations directly applicable to our activities. Any existing or new legislation applicable to us could expose us to substantial liability, including significant expenses necessary to comply with such laws and regulations, and dampen the growth in use of the Internet.

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

RISKS RELATED TO OUR FINANCING AGREEMENTS

A LARGE NUMBER OF SHARES UNDERLYING THE 8% CONVERTIBLE DEBENTURES AND WARRANTS MAY BE AVAILABLE FOR FUTURE SALE AND THE SALE OF THESE SHARES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

As of December 31, 2004, we had 121,090,655 shares of common stock issued and outstanding and an obligation to reserve 46,656,000 shares issuable upon conversion of debentures in the aggregate principal amount of $2,160,000. In addition, at that date we had outstanding options and warrants to purchase 41,014,493 shares of common stock. Under certain circumstances described in the next risk factor, the number of shares of common stock issuable upon conversion of the outstanding debentures may increase if the market price of our stock declines. The sale or potential sale of these shares may adversely affect the market price of our common stock.

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

The debentures are due and payable, with 8% interest, one year from the date of issuance, unless sooner converted into shares of our common stock. In addition, any event of default as described in the debentures could require the early repayment of the debentures, including a default interest rate of 18% on the outstanding principal balance of the debentures if the default is not cured with the specified grace period. We also will incur penalties of 2% of the principal amount of the debentures for each month beyond an initial agreed upon periodduring which we fail to cause a registration statement covering resale of the underlying shares to be declared effective. If the debentures are not converted into common stock and we are required to repay the debentures, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the debentures when required, the debenture holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

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

Some of our outstanding restricted shares of common stock are eligible for sale pursuant to Rule 144. In addition, our working capital shortages have caused us to rely to a greater extent than we otherwise would on the issuance of common stock to employees and others as compensation for services. We have and expect to continue to rely on the use of Form S-8 for the issuance of these shares in registered transactions, resulting in the . shares being freely tradable without restriction unless held by an “affiliate” of the Company. We are unable to estimate the amount, timing, or nature of future sales of outstanding common stock. Sales of substantial amounts of our common stock in the public market may cause the stock's market price to decline. See "Description of Securities."

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

WE DO NOT EXPECT TO PAY DIVIDENDS.

We have not paid dividends since inception on our common stock, and we do not contemplate paying dividends in the foreseeable future on our common stock in order to use all of our earnings, if any, to finance our business.

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

Infinium Labs, Inc., Timothy M. Roberts and Robert Shambro v. Digital Interactive Streams, Inc. and Royal O'Brien, No. 2004 CA 8193 NC. Plaintiffs have sued Defendants alleging breach of a settlement agreement ("Settlement Agreement") and conversion, and are seeking damages in an amount to be determined by the Court. Defendants have counterclaimed alleging breach of the Settlement Agreement and are seeking $500,000, warrants to purchase Infinium common stock and a declaratory judgment that they materially complied with the Settlement Agreement. The parties currently are conducting discovery and no amounts have been accrued as of December 31, 2004.

Sue Bohle & Associates d/b/a The Bohle Company v. Infinium Labs, Inc. , No. 2005 CA 003604 NC. The Bohle Company has sued Infinium in the Circuit Court for Sarasota County, Florida, alleging breach of contract and seeking damages in the amount of $262,151.63 plus interest. Infinium expects to enter into a negotiated settlement with The Bohle Company. The Company has recorded $285,939.12 in accounts payable related to vendor payments due The Bohle Company as of December 31, 2004.

A confidential, non-public SEC investigation entitled “In re Certain Fax Blasts” is ongoing. The Company has provided documents in response to SEC subpoenas, and two Company employees, including the CEO, have testified in the investigation concerning, among other things, events at the Company. The Company’s response to the SEC subpoenas is continuing.

Except as described above and as of December 31, 2004, we are not a party to any litigation other than litigation arising in the ordinary course of its business, which is not expected to have a material adverse effect on its financial condition or results of operations.

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

Dividend Policy

We have never declared or paid dividends on our common stock, and we do not anticipate that we will do so in the foreseeable future. We intend to retain future earnings, if any, for use in our operations.

Recent Unregistered Sales of Securities

Unless otherwise stated all of the below-referenced securities were issued in a transaction exempt from the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder (“Rule 506 Conditions”).   With respect to Rule 506 Conditions:   (i) the securities were sold only to accredited investors; (ii) the securities were not offered by any form of general solicitation or general advertising; (iii) each investor had represented that such investor was acquiring the securities for such investor's own account for investment; and (iv) the securities were issued with restrictive legends.

During 2004, the Company issued 750,000 shares of common stock with a fair value of $430,000 as additional consideration for notes payable ($0.57 per share).

During 2004, the Company issued 1,650,000 shares of common stock to employees with a fair value of $507,500 ($0.31 per share).

During 2004, the Company issued 500,000 shares of common stock to a consultant with a fair value of $130,000 ($0.26 per share).

During 2004, the Company issued 375,000 shares to note payable holders for accrued interest on the notes with a fair value of $67,500 ($0.18 per share).

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the audited financial statements and the notes thereto included elsewhere herein. Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

We are developing and seeking to commercialize the Phantom Game Service, a video game delivery system designed to allow consumers to search, preview and play a large selection of video games on demand via a broadband Internet connection.

We have not yet generated any revenue from operations and we are in immediate need of additional capital to continue our operations. Our ability to generate revenue in the future is dependent on our ability to successfully develop and commercialize the Phantom Game Service.

Given our limited resources, and the delays experienced thus far, we are not in a position to anticipate a completion date for development of our product or a launch date for the Phantom Game Service.

Liquidity and Plan of Operations

We have incurred recurring losses from operations since inception. Our loss from operations for the year ended December 31, 2004 was $33,819,787. At December 31, 2004, we had a working capital deficit of $12,988,409 and an accumulated deficit of $36,764,861. In their report on our audited financial statements for the year ended December 31, 2004, our independent auditors expressed substantial doubt about our ability to continue as a going concern.

Our activities to date have been funded by equity and debt investments. As of December 31, 2004, we had received approximately $3.6 million in equity investments and $11.2 million in debt and convertible debt financings. At December 31, 2004, we were in default on payment of a promissory note with a principal amount of $350,000. Our outstanding debt for borrowed money has generally been provided on a short-term basis, bears interest at rates ranging from 8% to 17% and, in many cases, was accompanied by the grant of common stock or warrants to purchase common stock, which contributed to the costs of the financings. As of December 31, 2004, we have recorded an aggregate of $4,979,500 in debt discount, of which $2,175,588 was amortized as interest expense. In connection with financings aggregating $2.16 million in December 2004, we committed to pay penalties of 2% per month for each month after an agreed upon period (approximately three months) during which we fail to cause a resale registration statement covering the underlying shares to be declared effective by the Securities and Exchange Commission.

We do not have sufficient cash to continue operations for the next 12 months and are in immediate need of additional capital to fund our plan of operation. We presently have no commitments for additional financing and may not be able to obtain such financing. To support our working capital needs pending receipt of sufficient financing, we are seeking to settle outstanding liabilities through issuance of equity, and have and anticipate continuing to grant common stock to fund payroll and certain other ongoing costs. During the year ended December 31, 2004, we issued an aggregate of 19,215,321 shares of common stock in settlement of payroll and certain other ongoing costs, of which 12,118,601 shares were issued under a registration statement and are freely tradable. Unless and until we receive sufficient financing, we expect to continue to be forced to rely on issuances of common stock under similar arrangements in settlement of payroll and such other costs. Issuances of equity will dilute existing stockholder’s ownership and will have a depressive effect on our stock price, which will result in greater dilution for subsequent equity issuances and further downward pressure on our stock price. If we are unable to obtain additional financing as and when needed, we will need to scale back and/or reprioritize our planned operations, our assets may be foreclosed upon by secured lenders and we may be forced to cease operations completely.

Our development activities have been and continue to be constrained by shortages in working capital. As a result, we have experienced delays in bringing our Phantom Game Service to market, which in turn has triggered the need for additional efforts to address changing design and engineering standards, as well as the need for renegotiation of arrangements with game content providers as existing arrangements lapse in advance of commercial launch. Subject to obtaining sufficient financing, we anticipate focusing our efforts over the next 12 months on the following principal activities:

Completing Development of the Phantom Game Receiver and Streaming Game Technology - The Phantom Game Receiver was originally intended for retail launch in 2004 and its design was based upon that premise. We are currently in the process of revising and updating the hardware to take advantage of newer technology to ensure that the product is technically compelling and that we are able to have an adequate supply of components. We have engaged third parties to assist with product engineering and design work. Due to working capital shortages, efforts by these groups on our behalf have been delayed. At December 31, 2004, the Company owed Biostar and Walter Dorwin Teague Associates, two of such firms, $311,532 and $61,660, respectively, which amounts continue to be outstanding.. In addition, we plan to refine and improve upon our streaming techniques in order to reduce download times, enhance our user interface that allows customers to browse through lists of games and make purchases, and continue our modifications and enhancements to the Windows XP Embedded operating system.

Acquiring Rights to Game Content - As a consequence of our capital shortfalls, we have defaulted in payment on some of our agreements with game publishers. Our agreements with game distributors generally provide us with the right on a non-exclusive basis to distribute games through our Phantom Game Service in exchange for royalties on net sales. In some cases, we are required to make upfront payments, which in some cases, can be applied against future royalties. At December 31, 2004, we were party to agreements with a number of distributors, of which six required upfront payments, the amount of which totaled $1,085,000. As of December 31, 2004, we had made a total of $100,000 in upfront payments and the balance was in default. We have not been notified by any publishers of intent to revoke distribution rights. The agreements generally have a duration of a few years, with the earliest expiring in December 2005, and require renegotiation to extend the term beyond the initial expiration date. Unless and until we receive additional financing, we are not planning to seek to enter into additional agreements of this nature. Our past defaults may adversely affect the willingness of these parties to renew the agreements if and when needed.

Completing Development of the Content (Video Game) Distribution Network - Working with our partner, Limelight, we intend to finalize the design, testing and roll-out of our content (video game) distribution network and focus on the development, testing and launch of our billing system, respectively.

Prior to the commercial launch of the Phantom Game Service, we will need to enter into arrangements with third party manufacturers which we anticipate would entail investing in pre-manufacturing activities, including the purchase of tooling and components, as well as ancillary operations around the manufacturing and distribution of the Phantom Game Receiver such as logistics, service and support.

The commercial launch of the Phantom Game Service will require investment in marketing and sales activities. If and when we reach that stage, we anticipate securing distribution agreements with retail partners as well as promoting consumer awareness of the Phantom Game Service through typical marketing channels: advertising, public relations, and in-store promotions.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

STOCK-BASED COMPENSATION

We believe that stock-based compensation is a critical accounting policy that affects our financial condition and results of operations. Statement of Financial Account Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation defines a fair-value based method of accounting for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25) and related interpretations.

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

ITEM 7. FINANCIAL STATEMENTS

Our consolidated financial statements including an index are included beginning on page F-1 immediately following the signature page to this report.

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

In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Directors and Executive Officers

TIMOTHY M. ROBERTS was the founder of our predecessor, Infinium Labs Operating Corporation, and has been our Chairman and Chief Executive Officer and a member of our board of directors since the merger of our subsidiary into Infinium Labs Operating Corporation. Prior to founding Infinium Labs in December 2002, Mr. Roberts was Chairman and Chief Executive Officer for Broadband Investment Group from 1999 through 2000. Broadband Investment Group was a holding company which owned a portfolio of service companies which handled technology layers 1-7. Prior to that, he was Chairman and Chief Executive Officer for Intira Corporation from 1997 through 1999 of which Mr. Roberts was a co-founder, which provided network-based computing and communication services on an outsourced basis for its customers. Mr. Roberts was also a co-founder of broadband services provider Savvis Communications (NASDAQ SVVS). Mr. Roberts co-founded Savvis in 1995 and left Savvis 2 years later to start Intira Corporation.

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

Executive Officers Who Are Not Directors

KEVIN BACHUS became our President and Chief Operating Officer in January 2004. From 1999 through September 2003, Mr. Bachus was Vice President, Publishing of Capital Entertainment Group, of which he was a co-founder. Capital Entertainment Group provided funding and guidance to video game developers for development projects, as well as, selling complete or near-complete projects to publishers. From 1997 through 2001 Mr. Bachus held various positions at Microsoft Corporation including as a founding member of the Xbox project team. Mr. Bachus previously served as the group product manager for DirectX, where he was responsible for promoting Windows as an entertainment vehicle and ensuring that the DirectX suite of tools became the primary choice for games and multimedia developers.

RICHARD S. SKOBA became our Executive Vice President of Sales and Business Development in February 2004. Prior to joining us, Mr. Skoba was a HP Services from December 2002 through December 2003 where he served as a Director of Sales and a Director of Business Development. Mr. Skoba was a founder and corporate vice president at Intira Corporation, where he also held the positions of vice president of business development and vice president of sales from February 1998 through February 2001. Mr. Skoba's career includes his role as one of the founders of Direct Connect Systems, an enterprise storage management company

TYROL R. GRAHAM became our Vice President of Product Development in February 2004. Prior to joining us, Mr. Graham was at Microsoft Corporation from 1991 through 1999. While at Microsoft, Ty worked on projects such as the Windows Hardware Quality Labs and DirectX.  In 2000 Ty was a founder of Wildseed Ltd., a technology start-up funded in part by Ignition Partners.

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

With respect to our Directors or Executive Officers, we are aware that personal obligations to file Form 4s during 2004 existed, but no Form 4s were filed.

BOARD COMMITTEES

To date, none of our Directors is an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-B. The Company lacks the financial resources to form audit and nominating committees. Notwithstanding, the Company is seeking to add new outside directors including a financial expert, as defined by Item 401(e) of Regulation S-B.

CODE OF ETHICS

Our Company’s board of directors adopted a Code of Business Conduct and Ethics and Compliance Program that applies to, among other persons, our Company’s President and Chief Executive Officer (being our principal executive officer), our Company’s Chief Financial Officer and principal accounting officer, as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

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

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

Directors and executive officers receive, on an annual basis, incentive stock options to purchase shares of our common stock as awarded by our Board of Directors in consultation with the compensation committee. Issuances, if any, pursuant to the Company’s stock incentive plan are subject to shareholder consent which, to date, has not been provided.

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

On July 28, 2004, the Company issued a director 800,000 shares of common stock as consideration for the director's personal guaranty of a promissory note payable secured by a real estate mortgage encumbering the director's residence.   The note, effective on July 28, 2004 and expiring on July 27, 2005, is payable to Stephen A. Witzer, Trustee U/A dated February 7, 1985.  The principal is for $500,000 with interest calculated at fifteen percent (15%) per annum, plus a five percent (5%) penalty, if applicable, for any late payment.  In the event of an uncured default, the interest increases to eighteen percent (18%) per annum.

On June 21, 2004, the Company compensated the Chief Executive Officer $50,000 as consideration for the Chief Executive Officer's personal guaranty at that time of a commercial promissory note payable secured by a real estate mortgage encumbering the Chief Executive Officer's residence.  The note is for $1,500,000 with interest calculated at fifteen percent (15%) per annum up to the maximum amount allowed by law in the event of default.  The note also permits a late charge in the amount of five percent (5%). ]

TRANSACTIONS WITH PROMOTER

Immediately prior to the merger described above, Peter Goldstein surrendered to us 10,000,000 shares of our common stock in exchange for all of the issued and outstanding of our wholly-owned subsidiary Global Business Resources, Inc., a Florida corporation. The operations of such subsidiary were not material to us and were not desired to be retained following the merger.

The promoters of our Company are our directors and officers.

ITEM 13. EXHIBITS

(a)	Exhibits.

Exhibit No.	Exhibit Description	Location

2-1	Agreement and Plan of Merger dated as of Filed herewith	Incorporated by Reference to Exhibit
	December 24, 2003 by and among Global Business	2-1 to Form 8-K filed with the SEC on
	Resources, Inc., Global Infinium Merger Sub, Inc.,	January 20, 2004
Infinium Labs Corporation and Peter J. Goldstein

3-1	Certificate of Incorporation	Incorporated by Reference to Exhibit
3-0 to Form SB-2 (Registration No.
333-67990) filed with the SEC on
August 20, 2001

3-2	Certificate of Amendment of Certificate of Incorporation	Incorporated by reference to Exhibit
3-2 to the Company's Form 10-KSB for
the year ended December 31, 2003 (the
"Form 10-KSB")

3-3	Certificate of Amendment of Certificate of Incorporation	Incorporated by reference to Exhibit
3-3 to the Company's Form 10-KSB for
the year ended December 31, 2003 (the
"Form 10-KSB")

3-4	By-laws	Incorporated by reference to Exhibit
3-4 to the Company's Form 10-KSB for
the year ended December 31, 2003 (the
"Form 10-KSB")

4-1	Stock Purchase Agreement dated as of January 22, 2004	Incorporated by reference to Exhibit
	between Infinium Labs, Inc. and SBI Brightline VI, LLC	4-1 to Form 8-K filed with the SEC on
January 26, 2004

4-2	Stock Purchase Agreement dated as of January 22, 2004	Incorporated by reference to Exhibit
	between Infinium Labs, Inc. and Infinium Investment	4-2 to Form 8-K filed with the SEC on
	Partners, LLC	January 26, 2004

4-3	Form of Subscription Agreement between Infinium Labs,	Incorporated by reference to Exhibit
	Inc. and certain stockholders of Infinium Labs, Inc.	4-3 to the Form 10-KSB

10-1	12% Secured Subordinated Debenture between the Company	Incorporated by reference to Exhibit
	and Contare Ventures, LLC, dated February 23, 2004	10-12 to the Form 10-QSB filed with the
SEC on August 23, 2004

10-2	12% Secured Subordinated Debenture between the Company	Incorporated by reference to Exhibit
	and Gary Kurfirst, dated February 23, 2004	10-9 to the Form 10-QSB filed with the
SEC on August 23, 2004

10-3	15% Secured Debenture between the Company and James	Incorporated by reference to Exhibit
	Beshara, dated March 29, 2004	10-4 to the Form 10-QSB filed with the
SEC on August 23, 2004

10-4	15% Secured Debenture between the Company and Ronald	Incorporated by reference to Exhibit
	Westman, dated April 7, 2004	10-11 to the Form 10-QSB filed with the
SEC on August 23, 2004

10-5	15% Secured Subordinated Debenture between the Company	Incorporated by reference to Exhibit
	and James Beshara, dated May 3, 2004	10-3 to the Form 10-QSB filed with the
SEC on August 23, 2004

10-6	15% Secured Debenture between the Company and Ronald	Incorporated by reference to Exhibit
	Westman, dated May 7, 2004	10-1 to the Form 10-QSB filed with the
SEC on August 23, 2004

10-7	Pledge Agreement between Robert F. Shambro in favor of	Incorporated by reference to Exhibit
	Phoenix Capital Opportunity Fund, dated May 12, 2004	10-6 to the Form 10-QSB filed with the
SEC on August 23, 2004

10-8	Promissory Note between the Company and Sharon M.	Incorporated by reference to Exhibit
	Beshara, dated May 18, 2004	10-5 to the Form 10-QSB filed with the
SEC on August 23, 2004

10-9	15% Secured Subordinated Debenture between the Company	Incorporated by reference to Exhibit
	and SBI USA, LLC, dated May 28, 2004	10-10 to the Form 10-QSB filed with the
SEC on August 23, 2004

10-11	Amended and restated convertible secured promissory note	Incorporated by reference to Exhibit
	dated, June 16, 2004, between the Company and Phantom	10-2 to the Form 10-QSB filed with
	Investors, LLC	the SEC on August 23, 2004

10-12	Commercial Promissory Note between the Company and	Incorporated by reference to Exhibit
	Video Associates, LLC, dated June 2004	10-8 to the Form 10-QSB filed with
the SEC on August 23, 2004

10-13	Employee Stock Ownership	Incorporated by reference to Exhibit
10-13 to the Form 10-QSB filed with
the SEC on August 23, 2004

10-14	Promissory Note between the Company and Stephen	Incorporated by reference to Exhibit
	A. Witzer, dated July 28, 2004	10-14 to the Form SB-2/A filed with
the SEC on February 14, 2005

10-15	10% Secured Promissory Note between the Company and	Incorporated by reference to Exhibit
	Hazinu Ltd., dated October 20, 2004	4-2 to Form 8-K filed with the SEC on
October 29, 2004

10-16	10% Secured Promissory Note between the Company and JM	Incorporated by reference to Exhibit
	Investors, LLC, Fenmore Holdings, LLC, Viscount	4-6 to Form 8-K filed with the SEC on
	Investments Limited and Congregation Mishkan Sholom,	October 29, 2004
dated October 27, 2004

10-17	Securities Purchase Agreement between the Company and	Incorporated by reference to Exhibit
	Hazinu Ltd., JM Investors, LLC, Fenmore Holdings, LLC,	4-1 to Form 8-K filed with the SEC on
	Viscount Investments Limited and Congregation Mishkan	December 22, 2004
Sholom, dated December 13, 2004

10-18	Registration Rights Agreement between the Company and	Incorporated by reference to Exhibit
	Hazinu Ltd., JM Investors, LLC, Fenmore Holdings, LLC,	4-2 to Form 8-K filed with the SEC on
	Viscount Investments Limited and Congregation Mishkan	December 22, 2004
Sholom, dated December 13, 2004

10-19	8% Convertible Debenture between the Company and Hazinu	Incorporated by reference to Exhibit
	Ltd., JM Investors, LLC, Fenmore Holdings, LLC, Viscount	4-3 to Form 8-K filed with the SEC on
	Investments Limited and Congregation Mishkan Sholom,	December 22, 2004
dated December 13, 2004

10-20	8% Convertible Debenture between the Company and	Incorporated by reference to Form 8-K
	accredited investors, dated December 23, 2004	filed with the SEC on January 5, 2005

10-21	Employment agreement between the Company and Richard	Incorporated by reference to Exhibit 10-21 to the Form 10-KSB filed with the SEC on April 20, 2005
Skoba dated January 3, 2003

10-22	Pinnacle Marketing agreement to serve as manufacturing	Incorporated by reference to Exhibit
	Representatives	10-22 to the Form SB-2/A filed with
the SEC on February 14, 2005

10-23	Summit Marketing agreement to serve as manufacturing	Incorporated by reference to Exhibit
	Representatives	10-23 to the Form SB-2/A filed with
the SEC on February 14, 2005

10-24	Limelight Networks agreement to provide digital	Incorporated by reference to Exhibit
	delivery network services	10-24 to the Form SB-2/A filed with
the SEC on February 14, 2005

10-25	Chicony agreement to manufacture system hardware	Incorporated by reference to Exhibit
10-25 to the Form SB-2/A filed with
the SEC on February 14, 2005

10-26	Saitek agreement to manufacture system hardware	Incorporated by reference to Exhibit
10-26 to the Form SB-2/A filed with
the SEC on February 14, 2005

10-27	BIOSTAR® Microtech International Corp. agreement for	Incorporated by reference to Exhibit
	engineering, industrial design and manufacturing	10-27 to the Form SB-2/A filed with
the SEC on February 14, 2005

10-28	Teague agreement for engineering and industrial design	Incorporated by reference to Exhibit
10-28 to the Form SB-2/A filed with
the SEC on February 14, 2005

10-29	Employment agreement between the Company and Richard	Incorporated by reference to Exhibit 10-29 to the Form 10-KSB filed with the SEC on April 20, 2005
Skoba dated June 1, 2004

10-30	Employment agreement between the Company and Timothy	Incorporated by reference to Exhibit 10-30 to the Form 10-KSB filed with the SEC on April 20, 2005
M. Roberts dated September 17, 2004

10-31	Employment agreement between the Company and Kevin	Incorporated by reference to Exhibit 10-31 to the Form 10-KSB filed with the SEC on April 20, 2005
Bachus dated November 1, 2003

10-32	Employment agreement between the Company and Tyrol	Incorporated by reference to Exhibit 10-32 to the Form 10-KSB filed with the SEC on April 20, 2005
Graham dated January 15, 2004

10-33	Employment agreement between the Company and Andrew	Incorporated by reference to Exhibit 10-33 to the Form 10-KSB filed with the SEC on April 20, 2005
Schneider dated May 24, 2004

10-34	Baumann, Raymondo & Company, P.A. consent to the	Incorporated by reference to Exhibit 10-34 to the Form 10-KSB filed with the SEC on April 20, 2005 incorporation of their report as independent auditors

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by our auditors, for professional services rendered for the audit of the Company's annual financial statements for the year ended December 31, 2004 and for the two months ended December 31, 2003 and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB during those fiscal years were $53,625 and $18,988 respectively. The aggregate fees billed by our former auditors, for professional services rendered for the audit of the Company's annual financial statements for the period from December 9, 2002 (Inception) to October 31, 2003 was $23,280.

Audit-related Fees. None.

Tax Fees. The Company incurred fees to our former auditors of $44,764 and $5,000 for tax compliance matters during the year ended December 31, 2004 and the two months ended December 31, 2003, respectively.

All Other Fees. There were no fees billed by our auditors for the above-referenced periods, for other non-audit professional services, other than those services listed above.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Amendment on Form 10-KSBA to its Annual Report on Form 10-KSB for the year ended December 31, 2004 to be signed on its behalf by the undersigned, thereunto duly authorized.

INFINIUM LABS, INC.

Date: December 19, 2005	By:	/s/ Greg Koler

Name: Greg Koler Title: Interim Chief Executive Officer and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Greg Koler	Interim Chief Executive Officer	December 19, 2005
Greg Koler	and Chief Financial Officer

/s/ Timothy M. Roberts	Chairman and Director	December 19, 2005
Timothy M. Roberts

/s/ Richard Angelotti	Director	December 19, 2005
Richard Angelotti

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004 CONSOLIDATED (RESTATED) AND 2003 (RESTATED)

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGES	F-1	Reports of Independent Registered Public Accounting Firms

PAGE	F-2	Balance Sheets as of December 31, 2004 (Consolidated) (Restated - Note 2) and 2003 (Restated - Note 2)

PAGE	F-3
Statements of Operations for the Year Ended December 31, 2004 (Consolidated) (Restated - Note 2) and for the Two Months Ended December 31, 2003 (Restated - Note 2) and for the Period from December 9, 2002 (Inception) to December 31, 2004 (Restated - Note 2) and for the Period from December 9, 2002 (Inception) to October 31, 2003

PAGES	F-4 - F-7	Statement of Changes in Stockholders’ Deficiency for the Period from December 9, 2002 (Inception) Through December 31, 2004 (Restated - Note 2)

PAGES	F-8
Statements of Cash Flows for the Year Ended December 31, 2004 (Consolidated) (Restated - Note 2) and for the Two Months Ended December 31, 2003 (Restated - Note 2) and for the Period from December 9, 2002 (Inception) to December 31, 2004 (Restated - Note 2) and for the Period from December 9, 2002 (Inception) to October 31, 2003

PAGES	F-9 - F-30	Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Infinium Labs, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Infinium Labs, Inc. and subsidiary (A Development Stage Company) as of December 31, 2004 (consolidated) and 2003, and the related statements of operations, changes in stockholders’ deficiency and cash flows for the year ended December 31, 2004 (consolidated), for the two months ended December 31, 2003 and for the period from December 9, 2002 (inception) to December 31, 2004 (consolidated). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Infinium Labs Corporation as of October 31, 2003, were audited by other auditors whose report dated December 11, 2003, except for Note F as to which the date is January 26, 2004, expressed an unqualified opinion on those statements.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company has had recurring losses from inception of $36,764,861, has a working capital deficiency of $12,988,409, a stockholders deficiency of $12,251,352 and used cash in operations from inception of $11,996,783. This raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 10. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2, the Company restated its Financial Statements for the two months ended December 31, 2003 and the year ended December 31, 2004 (consolidated).

WEBB & COMPANY, P.A.

Boynton Beach, Florida
April 14, 2005, except for Note 2, 7, 8(G), 9, 10 as to which date is December 16, 2005.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Balance Sheets

ASSETS
Restated - Note 2
	December 31, 2004 (Consolidated)	December 31, 2003
Current Assets:
Cash	$4,102	$45,852
Restricted Cash	894,910	–
Prepaid Expenses	66,589	–
Other Receivable	407	3,350
Total Current Assets	966,008	49,202

Property and Equipment, Net	475,122	162,763

Other Assets:
Deposits	5,440	7,490
Intangible asset, net (Note 3)	256,495	300,000
Total Other Assets	261,935	307,490

Total Assets	1,703,065	519,455

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable	$3,598,885	$349,005
Due to developers	985,000	–
Accrued interest expense	301,415	6,781
Other accrued expense	105,000	120,850
Accrued payroll and payroll taxes (Note 8(G))	1,665,769	75,997
Promissory notes (Note 5)	7,298,348	366,154

Total Current Liabilities	13,954,417	918,787

Commitments and Contingencies	–	–

Stockholders’ Deficiency:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	–	–
Common stock, $0.0001 par value, 200,000,000 shares authorized, 121,090,655 and 69,115,900 shares issued and outstanding, respectively (Note 6)	12,109	6,911
Additional paid-in capital (Note 6)	24,523,917	2,702,348
Subscription receivable	(22,517)	(163,517)
Accumulated deficit during development stage	(36,764,861)	(2,945,074)

Total Stockholders’ Deficiency	(12,251,352)	(399,332)

Total Liabilities and Stockholders’ Deficiency	1,703,065	519,455

See accompanying Notes to Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Statement of Operations

	For the Year Ended December 31, 2004 (Consolidated)	For the Two Months Ended December 31, 2003	For the Period from December 9, 2002 (Inception) to October 31, 2003	For the Period from December 9, 2002 (Inception to December 31, 2004) (Consolidated)
	Restated - Note 2	Restated - Note 2		Restated - Note 2
Operating Expenses:
Development costs	$3,130,854	$145,943	$259,407	$3,536,204
Advertising	1,380,377	55,141	153,038	1,588,556
Salary expense	6,985,422	172,484	–	7,157,906
Professional fees	2,808,733	58,133	837,737	3,704,603
Consultants	9,082,345	75,816	783,860	9,942,021
Impairment of assets	352,299	–	–	352,299
General and administrative	3,864,787	130,032	236,087	4,230,906
Total Operating Expenses	27,604,817	637,549	2,270,129	30,512,495
Net Loss from Operations	(27,604,817)	(637,549)	(2,270,129)	(30,512,495)

Other Income (Expense):
Other income	1,897	37	–	1,934
Loss on sale of equipment	(448)	–	–	(448)
IRS penalty and interest expense	(528,377)	(19,437)	–	(547,814)
Interest expense	(5,688,042)	(17,996)	–	(5,706,038)
Total Other Income (Expense)	(6,214,970)	(37,396)	–	(6,252,366)

Loss before Income Taxes	(33,819,787)	(674,945)	(2,270,129)	(36,764,861)

Income Taxes	–	–	–	–

Net Loss	$(33,819,787)	$(674,945)	$(2,270,129)	$(36,764,861)

Per Common Share

Loss per common share - basic and diluted	$(0.34)	$(0.01)	$(0.04)	$(0.46)

Weighted average - basic and diluted	100,688,617	67,745,088	57,420,568	79,230,175

See accompanying Notes to Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Statement of Stockholders' Deficiency
For the Period from December 9, 2002 (Inception) to December 31, 2004

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Total

Stock issued to founders ($0.0004 per share)	–	$–	58,189,728	$5,819	$12,703	$–	$(18,517)	$5

Stock issued for cash ($0.12 per share)	–	–	4,423,012	442	526,261	–	–	526,703

Stock issued for services ($0.3775 per share)	–	–	2,957,376	296	1,112,709	–	–	1,113,005

Net loss for the period from December 9, 2002 (inception) to October 31, 2003	–	–	–	–	–	(2,270,129)	–	(2,270,129)

Balance, October 31, 2003	–	–	65,570,116	6,557	1,651,673	(2,270,129)	(18,517)	(630,416)

Stock issued for cash ($0.28 per share)	–	–	2,169,148	217	612,172	–	(145,000)	467,389

Stock issued for signage rights ($0.3175 per share)	–	–	942,600	94	299,906	–	–	300,000

Stock issued for services ($0.3175 per share)	–	–	434,036	43	138,597	–	–	138,640

Net loss for the two months ended December 31, 2003	–	–	–	–	–	(674,945)	–	(674,945)

Balance, December 31, 2003 (Restated - Note 2)	–	–	69,115,900	6,911	2,702,348	(2,945,074)	(163,517)	(399,332)

Recapitalization of Global Business Resources	–	–	16,156,000	1,615	(1,615)	–	–	–

Shares issued for cash ($0.25 per share)	–	–	6,650,000	665	1,661,835	–	–	1,662,500

Stock issued for cash ($0.257 per share)	–	–	–	–	–	–	141,000	141,000

Shares issued with note payable ($0.78 per share)	–	–	560,000	56	433,944	–	–	434,000

Shares issued for legal settlement ($1.475 per share)	–	–	66,668	7	98,328	–	–	98,335

Shares issued for services ($1.475 per share)	–	–	1,750,000	175	2,581,075	–	–	2,581,250

Shares issued with note payable ($1.47 per share)	–	–	7,500	–	11,025	–	–	11,025

See accompanying Notes to Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Statement of Stockholders' Deficiency
For the Period from December 9, 2002 (Inception) to December 31, 2004

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Total

Shares issued with note payable ($1.42 per share)	–	–	200,000	20	283,980	–	–	284,000

Shares issued with note payable ($1.475 per share)	–	–	100,000	10	147,490	–	–	147,500

Shares issued with note payable ($1.13 per share)	–	–	60,000	6	67,794	–	–	67,800

Shares issued with note payable ($1.43 per share)	–	–	33,000	3	47,187	–	–	47,190

Shares issued with note payable ($1.475 per share)	–	–	511,000	51	753,674	–	–	753,725

Share issued for loan default penalty ($1.475 per share)	–	–	74,999	8	110,616	–	–	110,624

Share issued for loan default penalty ($1.13 per share)	–	–	75,000	8	84,742	–	–	84,750

Share issued for loan default penalty ($1.475 per share)	–	–	80,000	8	117,992	–	–	118,000

Share issued for loan default penalty ($1.56 per share)	–	–	603,038	61	942,487	–	–	942,548

Shares issued for loan default penalty ($1.47 per share)	–	–	955,312	96	1,404,213	–	–	1,404,309

Shares issued for cash ($2.50 per share)	–	–	40,000	4	99,996	–	–	100,000

Shares issued for legal settlement ($1.455 per share)	–	–	53,332	5	77,560	–	–	77,565

Shares issued for cash ($2.00 per share)	–	–	100,000	10	199,990	–	–	200,000

See accompanying Notes to Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Statement of Stockholders' Deficiency
For the Period from December 9, 2002 (Inception) to December 31, 2004

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Total

Share issued to consultants for services ($1.44 per share)	–	–	830,000	83	1,195,117	–	–	1,195,200

Share issued to consultants for services ($1.475 per share)	–	–	100,000	10	147,490	–	–	147,500

Share issued to consultants for services ($1.60 per share)	–	–	279,260	28	446,788	–	–	446,816

Share issued to consultants for services ($0.92 per share)	–	–	440,000	44	404,756	–	–	404,800

Beneficial conversion of promissory notes at $0.75 per share	–	–	–	–	71,275	–	–	71,275

Shares issued for loan guaranty ($1.04 per share)	–	–	800,000	80	831,920	–	–	832,000

Shares issued to consultants ($1.13 per share)	–	–	1,000,000	100	1,129,900	–	–	1,130,000

Share issued to consultants for services ($0.64 per share)	–	–	21,460	2	13,732	–	–	13,734

Share issued to consultants for services ($0.61 per share)	–	–	200,000	20	121,980	–	–	122,000

Share issued to consultants for services ($0.60 per share)	–	–	36,000	4	21,416	–	–	21,420

Share issued to consultants for services ($0.60 per share)	–	–	1,933,224	193	1,162,251	–	–	1,162,444

Shares issued to employees ($0.33 per share)	–	–	300,000	30	98,970	–	–	99,000

Shares issued for cash ($0.25 per share)	–	–	1,900,400	190	474,910	–	–	475,100

See accompanying Notes to Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Statement of Stockholders' Deficiency
For the Period from December 9, 2002 (Inception) to December 31, 2004

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Total

Shares issued to employees ($0.32 per share)	–	–	1,790,000	179	565,321	–	–	565,500

Shares issued to employees ($0.22 per share)	–	–	5,199,967	520	1,136,579	–	–	1,137,099

Shares issued to executives ($0.22 per share)	–	–	1,100,000	110	240,432	–	–	240,542

Share issued to consultants for services ($0.21 per share)	–	–	3,885,410	388	811,753	–	–	812,141

Shares issued with notes payable ($0.42 per share)	–	–	1,750,000	175	734,825	–	–	735,000

Share issued to consultants for services ($0.28 per share)	–	–	1,350,000	135	377,365	–	–	377,500

Shares issued for interest ($0.18 per share)	–	–	375,000	38	67,462	–	–	67,500

Shares issued for services ($0.25 per share)	–	–	150,000	15	37,485	–	–	37,500

Shares issued for cash ($0.16 per share)	–	–	1,649,635	165	263,910	–	–	264,075

Beneficial conversion of promissory notes at $0.10 per share	–	–	–	–	318,500	–	–	318,500

Fair value of warrants issued in conjunction with promissory notes ranging from $0.10 per share to $1.00 per share	–	–	–	–	2,025,000	–	–	2,025,000

Shares contributed in kind	–	–	(1,191,450)	(119)	119	–	–	–

Net loss, December 31, 2004	–	–	–	–	–	(33,819,787)	–	(33,819,787)

BALANCE, DECEMBER 31, 2004 (CONSOLIDATED) (RESTATED - NOTE 2)	–	$–	121,090,655	$12,109	$24,523,917	$(36,764,861)	$(22,517)	$(12,251,352)

See accompanying Notes to Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Statement of Cash Flows

	For the Year Ended December 31, 2004 (Consolidated)	For the Two Months Ended December 31, 2003	For the Period from December 9, 2002 (Inception) to October 31, 2003	For the Period from December 9, 2002 (Inception) to December 31, 2004
Cash Flows from Operating Activities:	Restated - Note 2	Restated - Note 2		Restated - Note 2
Net loss	$(33,819,787)	$(674,945)	$(2,270,129)	$(36,764,861)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	170,059	3,614	675	174,348
Impairment of assets	352,299	–	–	352,299
Loss on disposal of assets	448	–	–	448
Common stock issued for services	8,452,305	138,680	1,113,005	9,703,990
Common Stock issued to employees	2,042,141	–	–	2,042,141
Common stock issued for legal settlements	175,900	–	–	175,900
Common stock issued for interest	2,727,731	–	–	2,727,731
Common stock issued for loan guarantee	832,000	–	–	832,000
Amortization of interest expense	2,150,588	25,000	–	2,175,588
Changes in operating assets and liabilities:
Decrease (increase) in current assets:
Prepaid expenses and other receivables	(63,646)	(36)	(3,314)	(66,996)
Deposits	2,050	(7,490)	–	(5,440)
Increase (decrease) in current liabilities:
Accounts payable	3,249,880			3,598,885
Due to developers	985,000			985,000
Accrued interest	294,634			301,415
Other accrued expense	(15,850)			105,000
Accrued payroll and payroll taxes	1,589,772	(50,427)	603,060	1,665,769
Net Cash Used in Operating Activities	(10,874,476)	(565,604)	(556,703)	(11,996,783)

Cash Flows from Investing Activities:
Purchase of property and equipment	(803,415)	(103,388)	(63,664)	(970,467)
Sale of property and equipment	11,755	–	–	11,755
Increase in restricted cash	(894,910)	–	–	(894,910)
Net Cash Used in Investing Activities	(1,686,570)	(103,388)	(63,664)	(1,853,622)

Cash Flows from Financing Activities:
Repayments of notes payable	(1,075,000)	–	–	(1,075,000)
Proceeds from stockholder	–	–	4,940	4,940
Payments to stockholder	–	(4,940)	–	(4,940)
Proceeds from sale of common stock, net	7,737,690	478,588	515,469	8,731,747
Promissory note	5,856,606	241,154	100,000	6,197,760
Net Cash Provided by Financing Activities	12,519,296	714,802	620,409	13,854,507

NET INCREASE (DECREASE) IN CASH	(41,750)	45,810	42	4,102

CASH AT BEGINNING OF PERIOD	45,852	42	–	–

CASH AT END OF PERIOD	$4,102	$45,852	$42	$4,102

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$508,308	$6,780	$–	$515,088

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

NOTE 2    RESTATEMENT OF FINANCIAL STATEMENTS

(A) Payroll and Corresponding Payroll Tax Liabilities

The Company determined that certain employees were incorrectly classified as consultants during the year ended December 31, 2004 and the two months ended December 31, 2003. The Company has reclassified these consultants to employees and has restated these expenses and related liabilities at December 31, 2004 and December 31, 2003.

(B) Penalties and Interest on Payroll Tax Liabilities

The Company determined that penalties and interest were applicable to unpaid payroll tax liabilities that existed as a result of employees originally classified as consultants during the year ended December 31, 2004 and the two months ended December 31, 2003. The Company also determined that penalties and interest were applicable to additional unpaid payroll tax liabilities recorded during the year ended December 31, 2004. The Company has included these penalties and interest in the restated expenses and related liabilities at December 31, 2004 and December 31, 2003.

A summary of significant effects of the restatement is as follows:

	Year Ended December 31, 2004 (As Previously Reported)	Amount of Change	Year Ended December 31, 2004 (As Restated)

Statement of Operations
Salary expense	$6,776,876	$208,546	$6,985,422
Consultants	9,130,767	(48,422)	9,082,345
Total Operating Expenses	27,444,693	160,124	27,604,817
Net loss from operations	(27,444,693)	(160,124)	(27,604,817)
IRS penalty and interest expense	0	(528,377)	(528,377)
Total Other Income (Expense)	(5,686,593)	(528,377)	(6,214,970)
Net loss	(33,131,286)	(688,501)	(33,819,787)
Loss per common share - basic and diluted	$(0.33)	$(0.01)	$(0.34)

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements

	December 31, 2004 (As Previously Reported)	Amount of Change	December 31, 2004 (As Restated)

Balance Sheet
Accrued payroll and payroll taxes	$834,682	$831,087	$1,665,769
Total current liabilities	13,123,330	831,087	13,954,417
Accumulated deficit during development stage	(36,000,363)	(764,498)	(36,764,861)
Total Stockholders’ Deficiency	$(11,486,854)	$(764,498)	$(12,251,352)

	Two Months Ended December 31, 2003 (As Previously Reported)	Amount of Change	Two Months Ended December 31, 2003 (As Restated)

Statement of Operations
Salary expense	$0	$172,484	$172,484
Consultants	191,740	(115,924)	75,816
Total Operating Expenses	580,989	56,560	637,549
Net loss from operations	(580,989)	(56,560)	(637,549)
IRS penalty and interest expense	0	(19,437)	(19,437)
Total Other Income (Expense)	(17,959)	(19,437)	(37,396)
Net loss	(598,948)	(75,997)	(674,945)
Loss per common share - basic and diluted	$(0.01)	$(0.00)	$(0.01)

	December 31, 2003 (As Previously Reported)	Amount of Change	December 31, 2003 (As Restated)

Balance Sheet
Accrued payroll and payroll taxes	$0	$75,997	$75,997
Total current liabilities	842,790	75,997	918,787
Accumulated deficit during development stage	(2,869,077)	(75,997)	(2,945,074)
Total Stockholders’ Deficiency	$(323,335)	$(75,997)	$(399,332)

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

NOTE 4    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	December 31, 2004	December 31, 2003	October 31, 2003

Office equipment	$79,331	$25,684	$10,467
Computer equipment	347,677	69,072	15,161
Computer software	368,232	10,451	-
Office furniture	126,631	40,558	28,503
Leasehold improvements	36,914	21,288	9,533
	958,785	167,053	63,664
Less accumulated depreciation	(131,364)	(4,290)	(675)
Less impairment	(352,299)	–	–
	$475,122	$162,763	$62,989

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

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements

NOTE 7    INCOME TAXES

Income tax expense (benefit) is summarized as follows:

	Year Ended December 31, 2004	Two Months Ended December 31, 2003	December 9, 2002 (Inception) through October 31, 2003	December 9, 2002 (Inception) through December 31, 2004
Current:
Federal	$–	$–	$–	$–
State	–	–	–	–
Deferred - Federal and State	–	–	–	–

Income tax expense (benefit)	$–	$–	$–	$–

The Company's tax expense differs from the "expected" tax expense as follows:

	Year Ended December 31, 2004	Two Months Ended December 31, 2003	December 9, 2002 (Inception) through October 31, 2003	December 9, 2002 (Inception) through December 31, 2004

U.S. Federal income tax expense (benefit)	$(11,836,925)	$(236,231)	$(794,545)	$(12,867,701)
Effect on net operating loss carryforward	11,836,925	236,231	794,545	12,867,701
	$–	$–	$–	$–

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	December 31, 2004	December 31, 2003	October 31, 2003
Deferred tax assets:
Net operating loss carryforward	$12,867,701	$1,030,776	$794,545
Total gross deferred tax assets	12,867,701	1,030,776	794,545
Less valuation allowance	(12,867,701)	(1,030,776)	(794,545)

Net deferred tax assets	$–	$–	$–

At December 31, 2004, the Company had a net operating loss carryforward of approximately $36,764,861 for U.S. Federal income tax purposes available to offset future taxable income expiring through 2025. The net change in the valuation allowance during the year ended December 31, 2004 was an increase of $11,836,925.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements

NOTE 8    COMMITMENTS AND CONTINGENCIES

(A) Distribution Agreements

Riverdeep, Inc.

Infinium signed a distribution agreement with Riverdeep, Inc. ("Riverdeep") date October 20, 2003 that will allow Infinium to market Riverdeep's catalog of award-winning video games and edutainment software on the Phantom Game System. The agreement expires on March 30, 2006 and authorizes Infinium to distribute Riverdeep's products, via the Phantom Game Service or pre-load, onto the Phantom Game Receiver. The titles will be available to subscribers of the Phantom Game Service on both a pay-per-play and pay-to-own basis.

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

Codemasters Software Company Ltd.

Infinium signed a distribution agreement with The Codemasters Software Company Ltd. (“Codemasters”) dated December 3, 2004 that will allow Infinium to market Codemasters’ catalog of video games software on the Phantom Game System. The agreement expires on December 31, 2005 and authorizes Infinium to distribute Codemasters’ products, via the Phantom Game Service or pre-load, onto the Phantom Game Receiver. The titles will be available to subscribers of the Phantom Game Service on both a pay-per-play and pay-to-own basis.

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

In addition, Infinium incurs royalty fees with respect to each unit of product distributed. These per unit royalty fees shall be applied against the aforementioned advance royalty payments. Once the advance royalty payments have been earned down and recouped by Infinium, then Infinium shall pay directly to Eidos the per unit royalty fees for every unit of product it distributes. The per unit royalty fee ranges from 25% to 50% of Infinium’s net receipts.

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

(B) Development Agreement

The company has a development agreement dated October 11, 2004 in place with BIOSTAR for the Phantom Game Receiver mainboard and graphics adapter. Terms are: $156,000 due at signing; $78,000 due before ship of pilot production units from Biostar; $78,000 due on acceptance of pilot units. The end design product will be wholly owned by the company. From December 9, 2002 (inception) through December 31, 2004, $312,000 of expenses have been accrued and reported on the accompanying financial statements. At December 31, 2004, no payments had been made to Biostar and the Company was in default of this agreement.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements

(C) Leases

Infinium leases office space in Sarasota, Florida (starting September 18, 2003) and Seattle, Washington (starting August 1, 2004) under operating leases that expire in 2009 and 2006, respectively. Minimum future rental payments under these leases are as follows:

Year Ending December 31,
2005	$571,893
2006	491,055
2007	309,938
2008	329,378
2009	309,355
Thereafter	–
$2,011,619

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

Infinium Labs, Inc., Timothy M. Roberts and Robert Shambro v. Digital Interactive Streams, Inc. and Royal O'Brien, No. 2004 CA 8193 NC. Plaintiffs have sued Defendants alleging breach of a settlement agreement ("Settlement Agreement") and conversion, and are seeking damages in an amount to be determined by the Court. Defendants have counterclaimed alleging breach of the Settlement Agreement and are seeking $500,000, warrants to purchase Infinium common stock and a declaratory judgment that they materially complied with the Settlement Agreement. The parties currently are conducting discovery and no amounts have been accrued as of December 31, 2004.

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

(F) Licenses

As detailed in Note 7(A), we have entered into agreements with a number of publishers to provide content for our Phantom Game Service. These agreements provide that we pay an advance to each publisher, which is recoupable by us against future royalties payable to these publishers under their respective agreements. At December 31, 2004, we owed an aggregate of $885,000 to these publishers pursuant to these agreements and if we fail to pay these advances, these agreements may be terminated.

(G) Payroll Taxes

The Company has accrued applicable employment taxes for individuals that were initially deemed and paid as independent contractors during the year ended December 31, 2004 and the two months ended December 31, 2003 but, subsequently, reclassified as employees by the Company. In addition, the Company has recorded our estimate for interest and penalties that are due for the Company’s failure to timely file and pay taxes for these individuals, as well as, for the Company’s failure to timely file and pay additional taxes for the year ended December 31, 2004.
	As of	As of
	December 31, 2004	December 31, 2003
Payroll taxes	$1,117,952	$56,560
Penalties and interest	547,817	19,437
Total accrued payroll and payroll taxes	$1,665,769	$75,997

NOTE 9    STOCK OPTIONS AND WARRANTS

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

		Year Ended December 31, 2004	Two Months Ended December 31, 2003	December 9, 2002 (Inception) through October 31, 2003	December 9, 2002 (Inception) through December 31, 2004
Net loss available to common shareholders	As Reported	$(33,819,787)	$(674,945)	$(2,270,129)	$(36,764,861)
	Pro Forma	$(35,006,245)	$(674,945)	$(2,270,129)	$(37,951,319)

Basic and diluted loss per share	As Reported	$(0.34)	$(0.01)	$(0.04)	$(0.46)
	Pro Forma	$(0.35)	$(0.01)	$(0.04)	$(0.48)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2004: dividend yield of zero; expected volatility of 187%, risk-free interest rate of 3.86%; expected life of five years for the plan. The cost of the options was calculated based on the amount of vested shares as the vesting period is the same as the service period of the options (3 years). Based on the common stock share price, the weighted average shares equal the primary EPS on the income statement for the year ended December 31, 2004, the two months ended December 31, 2003, from December 9, 2002 (Inception) through October 31, 2003 and from December 9, 2002 (Inception) through December 31, 2004 of $(0.34), $(0.01), $(0.04) and $(0.46), respectively.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements

A summary of the status of Company’s fixed stock option plan as of December 31, 2004 and 2003, and the changes during the years then ended is presented below:

	December 31, 2004		December 31, 2003
Fixed Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	–	$–	–	$–
Cancelled	–	$–	–	$–
Granted	18,505,000	$1.43	–	$–
Forfeited	3,355,000	$1.43	–	$–
Expired	–	$–	–	$–
Exercised	-	$–	–	$–
Outstanding at end of period	15,150,000	$1.43	–	$–

Options exercisable at period end	5,184,862		–

Weighted average fair value of options granted to employees during the year	$1.43		$–

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2004	Weighted Average Exercise Price

$0.00 - 0.99	–	–	$–	–	$–
1.00 - 1.99	15,150,000	4.5	1.43	5,184,862	1.43
	15,150,000	4.5	$1.43	5,184,862	$1.43

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2003	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2003	Weighted Average Exercise Price

$0.00 - 0.99	–	–	$–	–	$–
1.00 - 1.99	–	–	–	–	–
	–	–	$–	–	$–

During the period ended October 31, 2003, the Company had no Stock Option Plan in place.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements

(B) Warrants Issued and Outstanding

Stock Purchase Warrants

For the twelve months ended December 31, 2004, the Company granted warrants to purchase shares of common stock in conjunction with notes payable. The warrants were treated as discounts to the notes and the company recognized an expense of $345,384 in the statement of operations for the year ended December 31, 2004, for the amortization of the discounts related to the warrants.

	December 31, 2004	December 31, 2003	October 31, 2003
Warrants for common stock issued to investors. The term of the warrants are five years expiring November 10, 2009. The warrants are exercisable at $0.25 per share	5,107,081	–	–

Warrants for common stock issued to an investor. The term of the warrants are five years expiring November 10, 2009. The warrants are exercisable at $0.10 per share.	8,722,604	–	–

Warrants for common stock issued to note holders. The term of the warrants are five years expiring October 22, 2009. The warrants are exercisable at $0.50 per share.	500,000	–	–

Warrants for common stock issued to note holders. The term of the warrants are five years expiring October 27, 2009. The warrants are exercisable at $0.50 per share.	500,000	–	–

Warrants for common stock issued to note holders. The term of the warrants are five years expiring December 31, 2009. The warrants are exercisable at $0.26667 per share.	5,437,487	–	–

Warrants for common stock issued to note holders. The term of the warrants are five years expiring December 31, 2009. The warrants are exercisable at $0.75 per share.	5,437,487	–	–

Warrants for common stock issued to note holders. The term of the warrants are five years expiring December 31, 2009. The warrants are exercisable at $1.00 per share.	5,437,487	–	–

Warrants for common stock issued to note holders. The term of the warrants are five years expiring December 31, 2009. The warrants are exercisable at $0.10 per share.	4,687,485	–	–

Total	35,829,631	-	-

NOTE 10    GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no sales and has recurring losses from inception of $36,764,861, has a working capital deficiency of $12,988,409, a stockholders deficiency of $12,251,352 and has a negative cash flow from operations of $11,996,783. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its business plan provide the opportunity for the Company to continue as a going concern.

NOTE 11    RELATED PARTY TRANSACTIONS

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

NOTE 12 SUBSEQUENT EVENTS

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

(D) Litigation

Sue Bohle & Associates d/b/a The Bohle Company v. Infinium Labs, Inc. , No. 2005 CA 003604 NC. The Bohle Company has sued Infinium in the Circuit Court for Sarasota County, Florida, alleging breach of contract and seeking damages in the amount of $262,151.63 plus interest. Infinium expects to enter into a negotiated settlement with The Bohle Company. The Company has recorded $285,939.12 in accounts payable related to vendor payments due The Bohle Company as of December 31, 2004.

(E) Amendment to Articles of Incorporation

During 2005, the Company amended its Articles of Incorporation to provide for an increase in its authorized share capital. The authorized capital stock increased to 600,000,000 common shares at a par value of $0.0001 per share.

 INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFINIUM LABS, INC.

Date: December 19, 2005	By:	/s/ GREG KOLER

Name: Greg Koler Title: Interim Chief Executive Officern and Chief Financial Officer