Form 10QSB/A
period 2005-03-31
INFINIUM LABS INC
filed 2005-12-20
CIK 1145019

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB/A (“Form 10-QSB/A”) to Infinium Labs, Inc.’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2005, initially filed with the Securities and Exchange Commission (“SEC”) on May 23, 2005 (the “Original Filing”), is being filed to reflect (i) responses to comments received from the SEC in connection with a review of our filings, as well as additional disclosure revisions deemed appropriate by current management and (ii) a restatement of our consolidated financial statements as of March 31, 2005, and the notes related thereto, as discussed in Note 2 to the Consolidated Financial Statements of Infinium Labs, Inc. and Subsidiary and that portion of Note 6 related to Payroll Taxes.

As previously disclosed in a Current Report on Form 8-K filed with the SEC on October 28, 2005, our Board of Directors determined that our previously issued audited financial statements for the two months ended December 31, 2003 and the year ended December 31, 2004 as well as 2004 first quarter, second quarter and third quarter and 2005 first quarter and second quarter interim financial statements should not be relied upon because they contain errors. The errors relate to (i) misclassifying employees as independent contractors in the fourth quarter of 2003 and the first quarter of 2004, and (ii) our failure to record sufficient loss contingency accruals in 2004 and the first quarter of 2005 to cover possible monetary penalties and interest relating to our failure to file certain payroll and withholding tax returns and to satisfy required withholding and payroll tax obligations.

For a further discussion of the restatement and its impact on the Company’s financial statements, see Note 2 to the Consolidated Financial Statements of Infinium Labs, Inc. and Subsidiary in Item 1, as well as its more recent filings.

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

In addition, pursuant to the rules of the SEC, Item 7 of Part III of the Original Filing has been amended to include currently dated certifications from our Interim Chief Executive Officer, who is also our Interim Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Interim Chief Executive Officer, who is also our Interim Chief Financial Officer, are attached to this Form 10-QSB/A as exhibits 31.1and 32.1, respectively.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2005
(RESTATED)

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	5	Consolidated Balance Sheets as of March 31, 2005 (Unaudited) (Restated - Note 2) and December 31, 2004 (Restated - Note 2)

PAGE	6
Consolidated Statements of Operations for the Three Months Ended March 31, 2005 (Restated - Note 2), for the Three Months Ended March 31, 2004 (Restated - Note 2) and for the Period from December 9, 2002 (Inception) through March 31, 2005 (Unaudited) (Restated - Note 2)

PAGES	7 - 12	Consolidated Statement of Changes in Stockholders’ Deficiency for the Period from December 9, 2002 (Inception) through March 31, 2005 (Unaudited) (Restated - Note 2)

PAGES	13
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 (Restated - Note 2), for the Three Months Ended March 31, 2004 (Restated - Note 2) and for the Period from December 9, 2002 (Inception) through March 31, 2005 (Unaudited) (Restated - Note 2)

PAGES	14 - 40	Notes to Consolidated Financial Statements (Unaudited) (Restated - Note 2)

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Balance Sheets

Restated - Note 2

ASSETS
	March 31, 2005 (Unaudited)	December 31, 2004
Current Assets:
Cash	$1,988	$4,102
Restricted Cash	–	894,910
Prepaid Expenses	22,244	66,589
Other Receivable	1,465	407
Total Current Assets	25,697	966,008

Property and Equipment, Net	432,170	475,122

Other Assets:
Deposits	5,250	5,440
Intangible asset, net	242,001	256,495
Total Other Assets	247,251	261,935
Total Assets	$705,118	$1,703,065

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable	$2,982,091	$3,598,885
Due to developers	885,000	985,000
Accrued interest expense	487,775	301,415
Other accrued expense	120,946	105,000
Accrued payroll and payroll taxes (Note 6D)	2,121,839	1,665,769
Promissory notes, net (Note 3)	7,730,875	7,298,348

Total Current Liabilities	14,328,526	13,954,417

Commitments and Contingencies	–	–

Stockholders’ Deficiency:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	–	–
Common stock, $0.0001 par value, 600,000,000 shares authorized, 143,087,397 and 121,090,655 shares issued and outstanding, respectively (Note 4)	14,309	12,109
Additional paid-in capital (Note 4)	37,457,617	24,523,917
Subscription receivable	(22,517)	(22,517)
Deferred compensation	(19,665)	–
Accumulated deficit during development stage	(51,053,152)	(36,764,861)

Total Stockholders’ Deficiency	(13,623,408)	(12,251,352)
Total Liabilities and Stockholders’ Deficiency	$705,118	$1,703,065

See accompanying Notes to Consolidated Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Operations
(Unaudited)
Restated - Note 2

	For the Three Months Ended March 31, 2005	For the Three Months Ended March 31, 2004	For the Period from December 9, 2002 (Inception) to March 31, 2005

Operating Expenses:
Development costs	$–	$507,810	$3,536,204
Advertising	132,969	48,776	1,721,525
Salary expense	1,181,808	598,993	8,339,714
Professional fees	582,188	996,214	4,286,791
Consultants	1,342,499	3,039,034	11,284,520
Impairment of assets	–	–	352,299
General and administrative	584,802	1,020,626	4,815,708
Total Operating Expenses	3,824,266	6,211,453	34,336,761
Net Loss from Operations	(3,824,266)	(6,211,453)	(34,336,761)

Other Income (Expense):
Other income	–	–	1,934
Loss on sale of equipment	–	–	(448)
Loss on conversion of notes	(8,476,455)	–	(8,476,455)
IRS penalty and interest expense	(37,950)	(18,194)	(585,764)
Interest expense	(1,949,620)	(85,029)	(7,655,658)
Total Other Income (Expense)	(10,464,025)	(103,223)	(16,716,391)

Loss before Income Taxes	(14,288,291)	(6,314,676)	(51,053,152)

Income Taxes	–	–	–

Net Loss	$(14,288,291)	$(6,314,676)	$(51,053,152)

Per Common Share

Loss per common share - basic and diluted	$(0.11)	$(0.07)	$(0.60)

Weighted average - basic and diluted	132,026,521	89,826,588	84,866,796

See accompanying Notes to Consolidated Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders’ Deficiency
For the Period from December 9, 2002 (Inception) to March 31, 2005
(Unaudited)

						Accumulated
						Deficit
					Additional	During	Stock
	Preferred Stock		Common Stock		Paid-In	Development	Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total

Stock issued to founders ($0.0004 per share)	–	$–	58,189,728	$5,819	$12,703	$–	$(18,517)	–	$5

Stock issued for cash ($0.12 per share)	–	–	4,423,012	442	526,261	–	–	–	526,703

Stock issued for services ($0.3775 per share)	–	–	2,957,376	296	1,112,709	–	–	–	1,113,005

Net loss for the period from December 9, 2002 (inception) to October 31, 2003	–	–	–	–	–	(2,270,129)	–	–	(2,270,129)

Balance, October 31, 2003	–	–	65,570,116	6,557	1,651,673	(2,270,129)	(18,517)	–	(630,416)

Stock issued for cash ($0.28 per share)	–	–	2,169,148	217	612,172	–	(145,000)	–	467,389

Stock issued for signage rights ($0.3175 per share)	–	–	942,600	94	299,906	–	–	–	300,000

Stock issued for services ($0.3175 per share)	–	–	434,036	43	138,597	–	–	–	138,640

Net loss for the two months ended December 31, 2003	–	–	–	–	–	(674,945)	–	–	(674,945)

Balance, December 31, 2003 (Restated - Note 2)	–	–	69,115,900	6,911	2,702,348	(2,945,074)	(163,517)	–	(399,332)

Recapitalization of Global Business Resources	–	–	16,156,000	1,615	(1,615)	–	–	–	–

Shares issued for cash ($0.25 per share)	–	–	6,650,000	665	1,661,835	–	–	–	1,662,500

Shares issued for cash ($0.257 per share)	–	–	–	–	–	–	141,000	–	141,000

See accompanying Notes to Consolidated Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders’ Deficiency
For the Period from December 9, 2002 (Inception) to March 31, 2005
(Unaudited)

						Accumulated
						Deficit
					Additional	During	Stock
	Preferred Stock		Common Stock		Paid-In	Development	Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total

Shares issued with note payable ($0.78 per share)			560,000	56	433,944	–	–	–	434,000

Shares issued for legal settlement ($1.475 per share)			66,668	7	98,328	–	–	–	98,335

Shares issued for services ($1.475 per share)			1,750,000	175	2,581,075	–	–	–	2,581,250

Shares issued with note payable ($1.47 per share)			7,500	–	11,025	–	–	–	11,025

Shares issued with note payable ($1.42 per share)	–	–	200,000	20	283,980	–	–	–	284,000

Shares issued with note payable ($1.475 per share)	–	–	100,000	10	147,490	–	–	–	147,500

Shares issued with note payable ($1.13 per share)	–	–	60,000	6	67,794	–	–	–	67,800

Shares issued with note payable ($1.43 per share)	–	–	33,000	3	47,187	–	–	–	47,190

Shares issued with note payable ($1.475 per share)	–	–	511,000	51	753,674	–	–	–	753,725

Shares issued for loan default penalty ($1.475 per share)	–	–	74,999	8	110,616	–	–	–	110,624

Shares issued for loan default penalty ($1.13 per share)	–	–	75,000	8	84,742	–	–	–	84,750

See accompanying Notes to Consolidated Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders’ Deficiency
For the Period from December 9, 2002 (Inception) to March 31, 2005
(Unaudited)

						Accumulated
						Deficit
					Additional	During	Stock
	Preferred Stock		Common Stock		Paid-In	Development	Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total

Shares issued for loan default penalty ($1.56 per share)	–	–	603,038	61	942,487	–	–	–	942,548

Shares issued for loan default penalty ($1.47 per share)	–	–	955,312	96	1,404,213	–	–	–	1,404,309

Shares issued for cash ($2.50 per share)	–	–	40,000	4	99,996	–	–	–	100,000

Shares issued for legal settlement ($1.455 per share)	–	–	53,332	5	77,560	–	–	–	77,565

Shares issued for cash ($2.00 per share)	–	–	100,000	10	199,990	–	–	–	200,000

Shares issued to consultants for services ($1.44 per share)	–	–	830,000	83	1,195,117	–	–	–	1,195,200

Shares issued to consultants for services ($1.475 per share)	–	–	100,000	10	147,490	–	–	–	147,500

Shares issued to consultants for services ($1.60 per share)	–	–	279,260	28	446,788	–	–	–	446,816

Shares issued to consultants for services ($0.92 per share)	–	–	440,000	44	404,756	–	–	–	404,800

Beneficial conversion of promissory notes at $0.75 per share	–	–	–	–	71,275	–	–	–	71,275

Shares issued for loan guaranty ($1.04 per share)	–	–	800,000	80	831,920	–	–	–	832,000

See accompanying Notes to Consolidated Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders’ Deficiency
For the Period from December 9, 2002 (Inception) to March 31, 2005
(Unaudited)

						Accumulated
						Deficit
					Additional	During	Stock
	Preferred Stock		Common Stock		Paid-In	Development	Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total

Shares issued to consultants ($1.13 per share)	–	–	1,000,000	100	1,129,900	–	–	–	1,130,000

Shares issued to consultants for services ($0.64 per share)	–	–	21,460	2	13,732	–	–	–	13,734

Shares issued to consultants for services ($0.61 per share)	–	–	200,000	20	121,980	–	–	–	122,000

Shares issued to consultants for services ($0.60 per share)	–	–	36,000	4	21,416	–	–	–	21,420

Shares issued to consultants for services ($0.60 per share)	–	–	1,933,224	193	1,162,251	–	–	–	1,162,444

Shares issued to employees ($0.33 per share)	–	–	300,000	30	98,970	–	–	–	99,000

Shares issued for cash ($0.25 per share)	–	–	1,900,400	190	474,910	–	–	–	475,100

Shares issued to employees ($0.32 per share)	–	–	1,790,000	179	565,321	–	–	–	565,500

Shares issued to employees ($0.22 per share)	–	–	5,199,967	520	1,136,579	–	–	–	1,137,099

Shares issued to executives ($0.22 per share)	–	–	1,100,000	110	240,432	–	–	–	240,542

Shares issued to consultants for services ($0.21 per share)	–	–	3,885,410	388	811,753	–	–	–	812,141

Shares issued with notes payable ($0.42 per share)	–	–	1,750,000	175	734,825	–	–	–	735,000

See accompanying Notes to Consolidated Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders’ Deficiency
For the Period from December 9, 2002 (Inception) to March 31, 2005
(Unaudited)

						Accumulated
						Deficit
					Additional	During	Stock
	Preferred Stock		Common Stock		Paid-In	Development	Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total

Shares issued to consultants for services ($0.28 per share)	–	–	1,350,000	135	377,365	–	–	–	377,500

Shares issued for interest ($0.18 per share)	–	–	375,000	38	67,462	–	–	–	67,500

Shares issued for services ($0.25 per share)	–	–	150,000	15	37,485	–	–	–	37,500

Shares issued for cash ($0.16 per share)	–	–	1,649,635	165	263,910	–	–	–	264,075

Beneficial conversion of promissory notes at $0.10 per share	–	–	–	–	318,500	–	–	–	318,500

Fair value of warrants issued in conjunction with promissory notes ranging from $0.10 per share to $1.00 per share	–	–	–	–	2,025,000	–	–	–	2,025,000

Shares contributed in kind	–	–	(1,191,450)	(119)	119	–	–	–	–

Net loss, December 31, 2004	–	–	–	–	–	(33,819,787)	–	–	(33,819,787)

Balance, December 31, 2004 (Restated - Note 2)	–	–	121,090,655	12,109	24,523,917	(36,764,861)	(22,517)	–	(12,251,352)

Shares issued to Director for services ($1.59 per share)	–	–	40,000	4	63,596	–	–	–	63,600

Shares issued to consultants for services ($0.87 per share)	–	–	125,179	13	108,916	–	–	–	108,929

Shares issued to convert note payable ($1.18 per share)	–	–	7,043,750	704	8,310,921	–	–	–	8,311,625

See accompanying Notes to Consolidated Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders’ Deficiency
For the Period from December 9, 2002 (Inception) to March 31, 2005
(Unaudited)

						Accumulated
						Deficit
					Additional	During	Stock
	Preferred Stock		Common Stock		Paid-In	Development	Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total

Shares issued to consultants for services ($0.54 per share)	–	–	1,200,000	120	647,880	–	–	–	648,000

Shares issued to convert note payable ($0.365 per share)	–	–	4,925,291	493	1,797,238	–	–	–	1,797,731

Shares issued to consultants for services ($0.32 per share)	–	–	1,722,453	172	558,675	–	–	(19,665)	539,182

Shares issued to employees ($0.25 per share)	–	–	225,000	22	56,228	–	–	–	56,250

Shares issued to convert note payable ($0.122 per share)	–	–	5,815,069	582	711,336	–	–	–	711,918

Shares issued to consultant for services ($0.32 per share)	–	–	100,000	10	31,990	–	–	–	32,000

Shares issued to Director for services ($0.34 per share)	–	–	800,000	80	271,920	–	–	–	272,000

Beneficial conversion of promissory notes	–	–	–	–	375,000	–	–	–	375,000

Net loss for the three months ended March 31, 2005	–	–	–	–	–	(14,288,291)	–	–	(14,288,291)

BALANCE, MARCH 31, 2005 (RESTATED - NOTE 2)	–	$–	143,087,397	$14,309	$37,457,617	$(51,053,152)	$(22,517)	(19,665)	$(13,623,408)

See accompanying Notes to Consolidated Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Cash Flows
(Unaudited)

Restated - Note 2

	For the Three Months Ended March 31, 2005	For the Three Months Ended March 31, 2004	For the Period from December 9, 2002 (Inception) to March 31, 2005
Cash Flows from Operating Activities:
Net loss	$(14,288,291)	$(6,314,676)	$(51,053,152)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	57,445	12,766	231,793
Impairment of assets	–	–	352,299
Loss on disposal of assets	–	–	448
Common stock issued for services, net deferred compensation	1,663,711	2,679,045	11,367,701
Common Stock issued to employees	56,250	–	2,098,391
Common stock issued for legal settlements	–	–	175,900
Common stock issued for interest	319,818	–	3,047,549
Common stock issued for loan guarantee	–	–	832,000
Loss on conversion of notes payable	8,476,455	–	8,476,455
Amortization of interest expense	1,422,527	31,750	3,598,115
Changes in operating assets and liabilities:
Decrease (increase) in current assets:
Other receivables	(1,057)	(17,928)	(1,464)
Deposits	190	(71,534)	(5,250)
Prepaid expense	44,346	(1,017,250)	(22,243)
Increase (decrease) in current liabilities:
Accounts payable	(616,794)	1,383,845	2,982,091
Due to developers	(100,000)	–	885,000
Accrued interest	186,360	(6,781)	487,775
Other accrued expense	15,947	(120,850)	120,946
Accrued payroll and payroll taxes	456,069	68,654	2,121,839
Net Cash Used in Operating Activities	(2,307,024)	(3,372,959)	(14,303,807)

Cash Flows from Investing Activities:
Purchase of property and equipment	–	(172,843)	(970,467)
Sale of property and equipment	–	–	11,755
(Increase) decrease in restricted cash	894,910	–	–
Net Cash Provided (Used) in Investing Activities	894,910	(172,843)	(958,712)

Cash Flows from Financing Activities:
Repayments of notes payable	–	(375,000)	(1,075,000)
Proceeds from stockholder	–	3,314	4,940
Payments to stockholder	–	–	(4,940)
Proceeds from sale of common stock, net	375,000	2,157,040	9,106,747
Promissory note	1,035,000	2,067,346	7,232,760
Net Cash Provided by Financing Activities	1,410,000	3,852,700	15,264,507

NET INCREASE (DECREASE) IN CASH	(2,114)	306,898	1,988

CASH AT BEGINNING OF PERIOD	4,102	45,852	–

CASH AT END OF PERIOD	$1,988	$352,750	$1,988

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$18,750	$26,995	$533,838

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

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 2	RESTATEMENT OF FINANCIAL STATEMENTS

(A)   Penalties and Interest on Payroll Tax Liabilities

The Company determined that penalties and interest were applicable to unpaid payroll tax liabilities, as a result of issuances of common stock to employees as bonuses, recorded during the three months ended March 31, 2005. The Company has included these penalties and interest in the restated expenses and related liabilities at March 31, 2005.

(B)   Executive Compensation

The Company determined that it failed to accrue for executive compensation during the three months ended March 31, 2005. The Company has included this accrued compensation in the restated expenses and related liabilities at March 31, 2005.

A summary of significant effects of the restatement is as follows:

	Three Months Ended March 31, 2005 (As Previously Reported)	Amount of Change	Three Months March 31, 2005 Ended (As Restated)

Statement of Operations

Salary expense	$1,044,252	$137,556	$1,181,808
Total Operating Expenses	3,654,054	170,212	3,824,266
Net loss from operations	(3,654,054)	(170,212)	(3,824,266)
IRS penalty and interest expense	0	(37,950)	(37,950)
Total Other Income (Expense)	(10,409,802)	(54,223)	(10,464,025)
Net loss	(14,063,856)	(224,435)	(14,288,291)
Loss per common share - basic and diluted	$(0.11)	$(0.00)	$(0.11)

	March 31, 2005 (As Previously Reported)	Amount of Change	March 31, 2005 (As Restated)
Balance Sheet

Accrued payroll and payroll taxes	$1,151,834	$970,005	$2,121,839
Total current liabilities	13,319,928	1,008,598	14,328,526
Accumulated deficit during development stage	(50,064,219)	(988,933)	(51,053,152)
Total Stockholders’ Deficiency	$(12,614,810)	$(1,008,598)	$(13,623,408)

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 3	NOTES PAYABLE

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

On December 13, 2004, the Company entered into a Bridge Loan Agreement with 15 various entities pursuant to which the Lenders advanced an aggregate principal amount of $1,160,000 to the Company on December 16, 2004 in exchange for (i) 8% secured promissory notes in such aggregate principal amount, (ii) 250,000 shares of our common stock and (iii) warrants to purchase an aggregate of 16,312,461 shares of our common stock at exercise prices ranging from $0.10 to $1.00 per share. The value of the shares and warrants of $60,000 and $1,100,000, respectively were treated as a discount to the note and the discount is being amortized over the life of the note. The note is due December 16, 2005. These notes are currently in default.

On December 28, 2004, the Company entered into a Bridge Loan Agreement with 14 various entities pursuant to which the Lenders advanced an aggregate principal amount of $1,000,000 to the Company on January 6, 2005 in exchange for (i) 8% secured promissory notes in such aggregate principal amount, (ii) 500,000 shares of our common stock and (iii) warrants to purchase an aggregate of 4,4687,485 shares of our common stock at an exercise price of $0.10 per share. The value of the shares and warrants of $370,000 and $630,000, respectively were treated as a discount to the note and the discount is being amortized over the life of the note. The note is due December 28, 2005. These notes are currently in default.

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

NOTE 4	STOCKHOLDERS’ DEFICIENCY

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

NOTE 5	INCOME TAXES

Income tax expense (benefit) is summarized as follows:

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	December 9, 2002 (Inception) through March 31, 2005
Current:
Federal	$–	$–	$–
State	–	–	–
Deferred - Federal and State	–	-	–

Income tax expense (benefit)	$–	$–	$–

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

The Company's tax expense differs from the "expected" tax expense as follows:

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	December 9, 2002 (Inception) through March 31, 2005

U.S. Federal income tax expense (benefit)	$(5,000,902)	$(2,210,137)	$(17,868,603)
Effect on net operating loss carryforward	5,000,902	2,210,137	17,868,603
	$–	$–	$–

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	March 31, 2005 (Unaudited)	December 31, 2004
Deferred tax assets:
Net operating loss carryforward	$17,868,603	$12,867,701
Total gross deferred tax assets	17,868,603	12,867,701
Less valuation allowance	(17,868,603)	(12,867,701)

Net deferred tax assets	$–	$–

At March 31, 2005, the Company had a net operating loss carryforward of $51,053,152 for U.S. Federal income tax purposes available to offset future taxable income expiring through 2025. The net change in the valuation allowance during the three months ended March 31, 2005 was an increase of $5,000,902.

NOTE 6	COMMITMENTS AND CONTINGENCIES

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

As of March 31, 2005, the Company owed an aggregate of $885,000 to these publishers pursuant to these agreements and if the Company fails to pay these advances, these agreements may be terminated.

(B)   Development Agreement

The company has a development agreement dated October 11, 2004 in place with BIOSTAR for the Phantom Game Receiver mainboard and graphics adapter. Terms are: $156,000 due at signing; $78,000 due before ship of pilot production units from Biostar; $78,000 due on acceptance of pilot units. The end design product will be wholly owned by the company. From December 9, 2002 (inception) through March 31, 2005, $312,000 of expenses have been accrued and reported on the accompanying financial statements. At March 31, 2005, no payments had been made to Biostar and the Company was in default of this agreement.

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

Infinium Labs, Inc., Timothy M. Roberts and Robert Shambro v. Digital Interactive Streams, Inc. and Royal O'Brien, No. 2004 CA 8193 NC. Plaintiffs have sued Defendants alleging breach of a settlement agreement ("Settlement Agreement") and conversion, and are seeking damages in an amount to be determined by the Court. Defendants have counterclaimed alleging breach of the Settlement Agreement and are seeking $500,000, warrants to purchase Infinium common stock and a declaratory judgment that they materially complied with the Settlement Agreement. The parties currently are conducting discovery and no amounts have been accrued as of March 31, 2005.

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

(D)   Payroll Taxes

The Company has accrued applicable employment taxes for individuals that were initially deemed and paid as independent contractors during the two months ended December 31, 2003 and the three months ended March 31, 2004 but, subsequently, reclassified as employees by the Company. In addition, the Company has recorded our estimate for interest and penalties that are due for the Company’s failure to timely file and pay taxes for these individuals as well as for the Company’s failure to timely file and pay payroll taxes for the third and fourth quarters of 2004. The amount recorded in accrued payroll and payroll taxes consists of the following:

	As of	As of
	March 31, 2005	December 31, 2004
	(unaudited)
Payroll	$418,123	$0
Payroll taxes	1,117,952	1,117,952
Penalties and interest	585,764	547,817
Accrued payroll and payroll taxes	$2,121,839	$1,665,769

NOTE 7	STOCK OPTIONS AND WARRANTS

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

		Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	December 9, 2002 (Inception) through March 31, 2005
Net loss available to common shareholders	As Reported	$(14,288,291)	$(6,314,676)	$(51,053,152)
	Pro Forma	$(14,881,520)	$(6,314,676)	$(52,832,840)

Basic and diluted loss per share	As Reported	$(0.11)	$(0.07)	$(0.60)
	Pro Forma	$(0.11)	$(0.07)	$(0.62)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The cost of the options was calculated based on the amount of vested shares as the vesting period is the same as the service period of the options (3 years). Based on the common stock share price, the weighted average shares equal the primary EPS on the income statement for the three months ended March 31, 2005, the three months ended March 31, 2004 and from December 9, 2002 (Inception) through March 31, 2005 of $(0.11), $(0.07) and $(0.60), respectively.

A summary of the status of Company’s fixed stock option plan as of March 31, 2005 and December 31, 2004 is presented below:

	March 31, 2005 (Unaudited)		December 31, 2004
Fixed Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	15,150,000	$–	–	$–
Cancelled	–	$–	–	$–
Granted	–	$1.43	18,505,000	$1.43
Forfeited	–	$1.43	3,355,000	$1.43
Expired	–	$–	–	$–
Exercised	–	$–	–	$–
Outstanding at end of period	15,150,000	$1.43	15,150,000	$1.43

Options exercisable at period end	6,321,529		5,184,862

Weighted average fair value of options granted to employees during the year	$1.43		$1.43

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2005 (Unaudited)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2005 (Unaudited)	Weighted Average Exercise Price

$0.00 - 0.99	–	–	$–	–	$–
$1.00 - 1.99	15,150,000	4.5	1.43	6,321,529	1.43
	15,150,000	4.5	$1.43	6,321,529	$1.43

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2004	Weighted Average Exercise Price

$0.00 - 0.99	–	–	$–	–	$–
$1.00 - 1.99	15,150,000	4.5	1.43	5,184,862	1.43
	15,150,000	4.5	$1.43	5,184,862	$1.43

(B)   Warrants Issued and Outstanding

Stock Purchase Warrants

For the twelve months ended December 31, 2004, the Company granted warrants to purchase shares of common stock in conjunction with notes payable. The warrants were treated as discounts to the notes and the company recognized an expense of $426,575 and $345,384, respectively, in the statement of operations for the quarter ended March 31, 2005 and the year ended December 31, 2004 for the amortization of the discounts related to the warrants.

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

As reflected in the accompanying financial statements, the Company is in the development stage with no sales and has recurring losses from inception of $51,053,152, has a working capital deficiency of $14,302,829, a stockholders deficiency of $13,623,408 and has a negative cash flow from operations of $14,303,807 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

Management believes that actions presently being taken to obtain additional funding and implement its business plan provide the opportunity for the Company to continue as a going concern.

NOTE 9	RELATED PARTY TRANSACTIONS

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

NOTE 10	SUBSEQUENT EVENTS

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

ITEM 2. Management’s Discussion and Analysis or Plan of Operations

Forward Looking Statements

Certain information included in this Form 10-QSB/A contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements represent the Company’s expectations or beliefs, including, but not limited to, statements concerning its plans, strategies, operations and objectives. For this purpose, any statements contained in this Form 10-QSB/A that are not statements of historical fact may be deemed to be forward-looking statements. Words such as “may,”  “will,” “expect,”  “believe,”  “anticipate,”  “intend,” “could,”  “estimate” or “continue” or similar words are intended to identify forward-looking statements, although not all forward-looking statements are identified by those words. Forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company’s control. Actual results may differ materially depending on a variety of important factors such as those described in this Form 10-QSB/A. All forward-looking statements speak only as of the date of this Form 10-QSB/A. The Company has not undertaken to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

THE MERGER

On January 5, 2004, the Company’s wholly owned subsidiary merged with and into Infinium Labs Operating Corporation, with Infinium Labs Operating Corporation surviving as its wholly owned subsidiary. Infinium Labs Operating Corporation was incorporated in the State of Delaware on December 9, 2002 for the purpose of developing a video game service and system. In connection with the merger and related transactions, the Company changed its name from Global Business Resources, Inc. to Infinium Labs, Inc. Infinium Labs Operating Corporation’s stockholders acquired 82.35% of the Company’s outstanding common stock and its directors and officers became the Company’s directors and officers. Since the completion of the merger, the Company’s business has consisted of the business and operations of Infinium Labs Operating Corporation. When used in this Form 10-QSB/A references to Phantom and Infinium Labs are references to its trademarks or service marks with respect to which the Company has filed applications for registration with the U.S. Patent and Trademark Office.

OVERVIEW

We are developing and seeking to launch the Phantom Game Service, a video game delivery system designed to allow consumers to search, preview and play a large selection of video games on demand via a broadband Internet connection.

We have not yet generated any revenue from operations. Our ability to generate revenue in the future is dependent on our ability to successfully develop and commercialize the Phantom Game Service. The Phantom Game Service is comprised of the following key components:

▪
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

▪
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

▪
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

LIQUIDITY AND PLAN OF OPERATIONS

We have incurred recurring losses from operations since inception. Our loss from operations for the year ended December 31, 2004 was $33,819,787 and our loss from operations for the three-months ended March 31, 2005 was $14,288,291. At March 31, 2005, we had a working capital deficit of $14,302,829 and an accumulated deficit of $51,053,152. In their report on our audited financial statements for the year ended December 31, 2004, our independent auditors expressed substantial doubt about our ability to continue as a going concern.

Our activities to date have been funded by equity and debt investments. As of March 31, 2005, we had received approximately $3.6 million in equity investments and $12.6 million in debt and convertible debt financings. At March 31, 2005, we were in default on payment of promissory notes aggregating $3,802,260 in principal amount, of which $1,400,000 is collateralized by a lien on our assets. Our outstanding debt for borrowed money has generally been provided on a short-term basis, bears interest at rates ranging from 8% to 17% and, in many cases, was accompanied by the grant of common stock or warrants to purchase common stock, which contributed to the costs of the financings. As of March 31, 2005, we have recorded an aggregate of $5,354,500 in debt discount, of which $3,598,115 was amortized as interest expense. In connection with financings aggregating $2.16 million in December 2004, we committed to pay penalties of 2% per month for each month after an agreed upon period (approximately three months) during which we fail to cause a resale registration statement covering the underlying shares to be declared effective by the Securities and Exchange Commission.

We do not have sufficient cash to continue operations for the next 12 months and are in immediate need of additional capital to fund our plan of operation. We presently have no commitments for additional financing and may not be able to obtain such financing. To support our working capital needs pending receipt of sufficient financing, we are seeking to settle outstanding liabilities through issuance of equity, and have and anticipate continuing to grant common stock to fund payroll and certain other ongoing costs. During the year ended December 31, 2004 and quarter ended March 31, 2005, we issued an aggregate of 19,215,321 and 4,212,632, respectively, shares of common stock in settlement of payroll and certain other ongoing costs, of which 12,118,601 and 2,112,632, respectively, shares were issued under a registration statement and are freely tradable. Unless and until we receive sufficient financing, we expect to continue to be forced to rely on issuances of common stock under similar arrangements in settlement of payroll and such other costs. Issuances of equity will dilute existing stockholder’s ownership and will have a depressive effect on our stock price, which will result in greater dilution for subsequent equity issuances and further downward pressure on our stock price. If we are unable to obtain additional financing as and when needed, we will need to scale back and/or reprioritize our planned operations, our assets may be foreclosed upon by secured lenders and we may be forced to cease operations completely.

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

Completing Development of the Phantom Game Receiver and Streaming Game Technology - The Phantom Game Receiver was originally intended for retail launch in 2004 and its design was based upon that premise. We are currently in the process of revising and updating the hardware to take advantage of newer technology to ensure that the product is technically compelling and that we are able to have an adequate supply of components. We have engaged third parties to assist with product engineering and design work. Due to working capital shortages, efforts by these groups on our behalf have been delayed. At March 31, 2005, the Company owed Biostar and Walter Dorwin Teague Associates, two of such firms, $311,532 and $46,769, respectively, which amounts continue to be outstanding. In addition, we plan to refine and improve upon our streaming techniques in order to reduce download times, enhance our user interface that allows customers to browse through lists of games and make purchases, and continue our modifications and enhancements to the Windows XP Embedded operating system.

Acquiring Rights to Game Content - As a consequence of our capital shortfalls, we have defaulted in payment on some of our agreements with game publishers. Our agreements with game distributors generally provide us with the right on a non-exclusive basis to distribute games through our Phantom Game Service in exchange for royalties on net sales. In some cases, we are required to make upfront payments, which in some cases, can be applied against future royalties. At March 31, 2005, we were party to agreements with a number of distributors, of which six required upfront payments, the amount of which totaled $1,085,000. As of March 31, 2005, we had made a total of $200,000 in upfront payments and the balance was in default. We have not been notified by any publishers of intent to revoke distribution rights. The agreements generally have a duration of a few years, with the earliest expiring in December 2005, and require renegotiation to extend the term beyond the initial expiration date. Our past defaults may adversely affect the willingness of these parties to renew the agreements if and when needed.

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

Evaluation of Disclosure Controls and Procedures

The interim chief executive officer who is also the chief financial officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e); collectively, "Disclosure Controls") as of the end of the period covered by this annual report (the "Evaluation Date") has concluded that as of the Evaluation Date, our Disclosure Controls were not effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to our company and any consolidated subsidiaries is made known to management, including the interim chief executive officer and chief financial officer, particularly during the period when our periodic reports are being prepared to allow timely decisions regarding required disclosure.

Our Disclosure Controls as of the Evaluation Date were not effective in enabling us to record and properly report (i) sufficient loss contingency accruals to cover possible monetary penalties and interest relating to our failure to file certain payroll and withholding tax returns and to satisfy required withholding and payroll tax obligations and (ii) a loss contingency accrual to cover possible monetary damages associated with a breach of a contractual registration commitment. As noted in the Explanatory Note at the beginning of this report, this amended report is being filed to, among other things, correctly reflect these events in the financial statements contained herein. While new management is focused on improving our company’s Disclosure Controls to ensure timely and proper reporting, there can be no assurance that other items do not currently exist, or will not occur in the future, that reflect ineffective Disclosure Controls as of the Evaluation Date.

In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During February 2004, the Company issued 66,668 shares of restricted common stock valued at $98,335 ($1.475 per share) to a single claimant as consideration for the settlement of a lawsuit..

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
Incorporated by Reference to Exhibit 2-1 to Form 8-K filed with the SEC on January 20, 2004

3-1	Certificate of Incorporation	Incorporated by Reference to Exhibit 3-0 to Form SB-2 (Registration No. 333-67990) filed with the SEC on August 20, 2001

3-2	Certificate of Amendment of Certificate of Incorporation	Incorporated by reference to Exhibit 3-2 to the Company's Form 10-KSB for the year ended December 31, 2003

3-3	Certificate of Amendment of Certificate of Incorporation	Incorporated by reference to Exhibit 3-3 to the Company's Form 10-KSB for the year ended December 31, 2003

3-4	By-laws	Incorporated by reference to Exhibit 3-4 to the Company's Form 10-KSB for the year ended December 31, 2003

4-1	Stock Purchase Agreement dated as of January 22, 2004 between Infinium Labs, Inc. and SBI Brightline VI, LLC	Incorporated by reference to Exhibit 4-1 to Form 8-K filed with the SEC on January 26, 2004

4-2	Stock Purchase Agreement dated as of January 22, 2004 between Infinium Labs, Inc. and Infinium Investment Partners, LLC	Incorporated by reference to Exhibit 4-2 to Form 8-K filed with the SEC on January 26, 2004

4-3	Form of Subscription Agreement between Infinium Labs, Inc. and certain stockholders of Infinium Labs, Inc.	Incorporated by reference to Exhibit 4-3 to the Company's Form 10-KSB for the year ended December 31, 2003

10-1	12% Secured Subordinated Debenture between the Company and Contare Ventures, LLC, dated February 23, 2004	Incorporated by reference to Exhibit 10-12 to the Form 10-QSB filed with the SEC on August 23, 2004

10-2	12% Secured Subordinated Debenture between the Company and Gary Kurfirst, dated February 23, 2004	Incorporated by reference to Exhibit 10-9 to the Form 10-QSB filed with the SEC on August 23, 2004

10-3	15% Secured Debenture between the Company and James Beshara, dated March 29, 2004	Incorporated by reference to Exhibit 10-4 to the Form 10-QSB filed with the SEC on August 23, 2004

10-4	15% Secured Debenture between the Company and Ronald Westman, dated April 7, 2004	Incorporated by reference to Exhibit 10-11 to the Form 10-QSB filed with the SEC on August 23, 2004

10-5	15% Secured Subordinated Debenture between the Company and James Beshara, dated May 3, 2004	Incorporated by reference to Exhibit 10-3 to the Form 10-QSB filed with the SEC on August 23, 2004

10-6	15% Secured Debenture between the Company and Ronald Westman, dated May 7, 2004	Incorporated by reference to Exhibit 10-1 to the Form 10-QSB filed with the SEC on August 23, 2004

Exhibit No.	Exhibit Description	Location
10-7	Pledge Agreement between Robert F. Shambro in favor of Phoenix Capital Opportunity Fund, dated May 12, 2004	Incorporated by reference to Exhibit 10-6 to the Form 10-QSB filed with the SEC on August 23, 2004

10-8	Promissory Note between the Company and Sharon M. Beshara, dated May 18, 2004	Incorporated by reference to Exhibit 10-5 to the Form 10-QSB filed with the SEC on August 23, 2004

10-9	15% Secured Subordinated Debenture between the Company and SBI USA, LLC, dated May 28, 2004	Incorporated by reference to Exhibit 10-10 to the Form 10-QSB filed with the SEC on August 23, 2004

10-11	Amended and restated convertible secured promissory note dated, June 16, 2004, between the Company and Phantom Investors, LLC	Incorporated by reference to Exhibit 10-2 to the Form 10-QSB filed with the SEC on August 23, 2004

10-12	Commercial Promissory Note between the Company and Video Associates, LLC, dated June 2004	Incorporated by reference to Exhibit 10-8 to the Form 10-QSB filed with the SEC on August 23, 2004

10-13	Employee Stock Ownership	Incorporated by reference to Exhibit10-13 to the Form 10-QSB filed with the SEC on August 23, 2004

10-14	Promissory Note between the Company and Stephen A. Witzer, dated July 28, 2004	Incorporated by reference to Exhibit 10-14 to the Form SB-2/A filed with the SEC on February 14, 2005

10-15	10% Secured Promissory Note between the Company and Hazinu Ltd., dated October 20, 2004	Incorporated by reference to Exhibit 4-2 to Form 8-K filed with the SEC on October 29, 2004

10-16	10% Secured Promissory Note between the Company and JM Investors, LLC, Fenmore Holdings, LLC, Viscount Investments Limited and Congregation Mishkan Sholom, dated October 27, 2004	Incorporated by reference to Exhibit 4-6 to Form 8-K filed with the SEC on October 29, 2004

10-17	Securities Purchase Agreement between the Company and Hazinu Ltd., JM Investors, LLC, Fenmore Holdings, LLC, Viscount Investments Limited and Congregation Mishkan Sholom, dated December 13, 2004	Incorporated by reference to Exhibit 4-1 to Form 8-K filed with the SEC on December 22, 2004

10-18	Registration Rights Agreement between the Company and Hazinu Ltd., JM Investors, LLC, Fenmore Holdings, LLC, Viscount Investments Limited and Congregation Mishkan Sholom, dated December 13, 2004	Incorporated by reference to Exhibit 4-2 to Form 8-K filed with the SEC on December 22, 2004

10-19	8% Convertible Debenture between the Company and Hazinu Ltd., JM Investors, LLC, Fenmore Holdings, LLC, Viscount Investments Limited and Congregation Mishkan Sholom, dated December 13, 2004	Incorporated by reference to Exhibit 4-3 to Form 8-K filed with the SEC on December 22, 2004

10-20	8% Convertible Debenture between the Company and accredited investors, dated December 23, 2004	Incorporated by reference to Form 8-K filed with the SEC on January 5, 2005

10-21	Employment agreement between the Company and Richard Skoba dated January 3, 2003	Incorporated by reference to Exhibit 10-21 to the Company's Form 10-KSB for the year ended December 31, 2004

Exhibit No.	Exhibit Description	Location
10-22	Pinnacle Marketing agreement to serve as manufacturing representatives	Incorporated by reference to Exhibit 10-22 to the Form SB-2/A filed with the SEC on February 14, 2005

10-23	Summit Marketing agreement to serve as manufacturing representatives	Incorporated by reference to Exhibit 10-23 to the Form SB-2/A filed with the SEC on February 14, 2005

10-24	Limelight Networks agreement to provide digital delivery network services	Incorporated by reference to Exhibit 10-24 to the Form SB-2/A filed with the SEC on February 14, 2005

10-25	Chicony agreement to manufacture system hardware	Incorporated by reference to Exhibit 10-25 to the Form SB-2/A filed with the SEC on February 14, 2005

10-26	Saitek agreement to manufacture system hardware	Incorporated by reference to Exhibit 10-26 to the Form SB-2/A filed with the SEC on February 14, 2005

10-27	BIOSTAR® Microtech International Corp. agreement for engineering, industrial design and manufacturing	Incorporated by reference to Exhibit 10-27 to the Form SB-2/A filed with the SEC on February 14, 2005

10-28	Teague agreement for engineering and industrial design	Incorporated by reference to Exhibit10-28 to the Form SB-2/A filed with the SEC on February 14, 2005

10-29	Employment agreement between the Company and Richard Skoba dated June 1, 2004	Incorporated by reference to Exhibit 10-29 to the Company's Form 10-KSB for the year ended December 31, 2004

10-30	Employment agreement between the Company and Timothy M. Roberts dated September 17, 2004	Incorporated by reference to Exhibit 10-30 to the Company's Form 10-KSB for the year ended December 31, 2004

10-31	Employment agreement between the Company and Kevin Bachus dated November 1, 2003	Incorporated by reference to Exhibit 10-31 to the Company's Form 10-KSB for the year ended December 31, 2004

10-32	Employment agreement between the Company and Tyrol Graham dated January 15, 2004	Incorporated by reference to Exhibit 10-32 to the Company's Form 10-KSB for the year ended December 31, 2004

10-33	Employment agreement between the Company and Andrew Schneider dated May 24, 2004	Incorporated by reference to Exhibit 10-33 to the Company's Form 10-KSB for the year ended December 31, 2004

10-34	15% Promissory Note between the Company and Timothy M. Roberts, dated January 27, 2005	Incorporated by reference to Exhibit10-34 to the Form 10-QSB filed with the SEC on May 23, 2005

10-35	17% Promissory Note between the Company and Terry Taylor, dated January 28, 2005	Incorporated by reference to Exhibit10-35 to the Form 10-QSB filed with the SEC on May 23, 2005

10-36	15% Promissory Note between the Company and Fred Niedrich, dated January 31, 2005	Incorporated by reference to Exhibit10-36 to the Form 10-QSB filed with the SEC on May 23, 2005

10-37	15% Promissory Note between the Company and Rob Shambro, dated January 31, 2005	Incorporated by reference to Exhibit10-37 to the Form 10-QSB filed with the SEC on May 23, 2005

Exhibit No.	Exhibit Description	Location
10-38	15% Promissory Note between the Company and Larry Bonet, dated February 3, 2005	Incorporated by reference to Exhibit10-38 to the Form 10-QSB filed with the SEC on May 23, 2005

10-39	6% Promissory Note between the Company and Nite Capital LP, dated March 9, 2005	Incorporated by reference to Exhibit10-39 to the Form 10-QSB filed with the SEC on May 23, 2005

10-40	17% Promissory Note between the Company and Ron Westman, dated March 21, 2005	Incorporated by reference to Exhibit10-40 to the Form 10-QSB filed with the SEC on May 23, 2005

10-41	12% Promissory Note between the Company and Rob Shambro, dated April 7, 2005	Incorporated by reference to Exhibit10-41 to the Form 10-QSB filed with the SEC on May 23, 2005

10-42	17% Promissory Note between the Company and Fred Niedrich, dated April 29, 2005	Incorporated by reference to Exhibit10-42 to the Form 10-QSB filed with the SEC on May 23, 2005

31-1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed herewith

32-1	Section 1350 Certification	Filed herewith

(b)	Reports on Form 8-K:

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

INFINIUM LABS, INC.

Dated: December 20, 2005	By:	/s/ GREG KOLER

Name: Greg Koler Title: Interim Chief Executive Officer and Chief Financial Officer