Form 10QSB/A
period 2005-06-30
INFINIUM LABS INC
filed 2005-12-21
CIK 1145019

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB/A

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 000-50535

INFINIUM LABS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	65-1048794
(State or other jurisdiction Identification No.)	(IRS Employer of incorporation or organization).)

1191 2nd Avenue, Suite 500, Seattle, Washington	98101
(Address of Principal Executive Offices)	(Zip Code)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB/A (“Form 10-QSB/A”) to Infinium Labs, Inc.’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005, initially filed with the Securities and Exchange Commission (“SEC”) on August 15, 2005 (the “Original Filing”), is being filed to reflect (i) responses to comments received from the SEC in connection with a review of our filings, as well as additional disclosure revisions deemed appropriate by current management and (ii) a restatement of our consolidated financial statements as of June 30, 2005, and the notes related thereto, as discussed in Note 2 to the Consolidated Financial Statements of Infinium Labs, Inc. and Subsidiary, that portion of Note 3 related to default penalty interest on notes payable and Note 6 related to Payroll Taxes.

As previously disclosed in a Current Report on Form 8-K filed with the SEC on October 28, 2005, our Board of Directors determined that our previously issued audited financial statements for the two months ended December 31, 2003 and the year ended December 31, 2004 and 2005 first quarter and second quarter interim financial statements should not be relied upon because they contain errors. The errors relate to (i) misclassifying employees as independent contractors in the fourth quarter of 2003 and the first quarter of 2004, and (ii) our failure to record (a) sufficient loss contingency accruals in 2004 and the first and second quarters of 2005 to cover possible monetary penalties and interest relating to our failure to file certain payroll and withholding tax returns and to satisfy required withholding and payroll tax obligations and (b) a loss contingency accrual beginning in the second quarter of 2005 to cover possible monetary damages associated with a breach of a contractual registration commitment.

For a further discussion of the restatement and its impact on the Company’s financial statements, see Note 2 to the Consolidated Financial Statements of Infinium Labs, Inc. and Subsidiary in Item 1.

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

INDEX

PART I - Financial Information		Page

Item 1	Financial Statements	3 - 41

	Consolidated Balance Sheets as of June 30, 2005 (Unaudited) (Restated - Note 2) and December 31, 2004 (Restated - Note 2)	4

	Consolidated Statements of Operations for the Three Months Ended June 30, 2005 (Restated - Note 2), the Three Months Ended June 30, 2004 (Restated - Note 2), the Six Months Ended June 30, 2005 (Restated - Note 2), the Six Months Ended June 30, 2004 (Restated - Note 2) and the Period from December 9, 2002 (Inception) through June 30, 2005 (Unaudited) (Restated - Note 2)	5

	Consolidated Statement of Changes in Stockholders’ Deficiency for the Period from December 9, 2002 (Inception) through June 30, 2005 (Unaudited) (Restated - Note 2)	6 - 12

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 (Restated - Note 2), the Six Months Ended June 30, 2004 (Restated - Note 2) and the Period from December 9, 2002 (Inception) through June 30, 2005 (Unaudited) (Restated - Note 2)	13

	Notes to Consolidated Financial Statements (Unaudited)	14 - 39

Item 2	Plan of Operations	40

Item 3	Controls and Procedures	42

PART II - Other Information

Item 1	Legal Proceedings	42

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3	Defaults upon Senior Securities	44

Item 4	Submission of Matters to a Vote of Security Holders	44

Item 5	Other Information	45

Item 6	Exhibits	46

Signatures		47

Certifications

i

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Balance Sheets

Restated - Note 2

ASSETS
	June 30, 2005 (Unaudited)	December 31, 2004
Current Assets:
Cash	$90,100	$4,102
Restricted Cash	-	894,910
Prepaid Expenses	53,999	66,589
Other Receivable	1,465	407
Total Current Assets	145,564	966,008

Property and Equipment, Net	382,635	475,122

Other Assets:
Deposits	5,250	5,440
Intangible asset, net	227,506	256,495
Total Other Assets	232,756	261,935

Total Assets	$760,955	$1,703,065

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable	$2,762,754	$3,598,885
Due to developers	865,000	985,000
Accrued interest expense	483,091	301,415
Other accrued expense	17,457	105,000
Accrued payroll and payroll taxes (Note 6D)	2,350,766	1,665,769
Promissory notes, net (Note 3)	3,752,158	7,298,348

Total Current Liabilities	10,231,226	13,954,417

Commitments and Contingencies	-	-

Stockholders’ Deficiency:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 213,298,327 and 121,090,655 shares issued and outstanding, respectively (Note 4)	21,330	12,109
Additional paid-in capital (Note 4)	48,111,364	24,523,917
Subscription receivable	(22,517)	(22,517)
Deferred compensation	(9,725)	-
Accumulated deficit during development stage	(57,570,723)	(36,764,861)

Total Stockholders’ Deficiency	(9,470,271)	(12,251,352)

Total Liabilities and Stockholders’ Deficiency	$760,955	$1,703,065

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Operations
(Unaudited)

Restated - Note 2

	For the Three Months Ended June 30, 2005	For the Three Months Ended June 30, 2004	For the Six Months Ended June 30, 2005	For the Six Months Ended June 30, 2004	For the Period from December 9, 2002 (Inception) to June 30, 2005

Operating Expenses:
Development costs	$-	$744,134	$-	$1,251,944	$3,536,204
Advertising	94,211	520,158	227,180	568,934	1,815,736
Salary expense	1,133,215	1,907,871	2,315,023	2,506,865	9,472,929
Professional fees	102,791	602,552	684,979	1,598,766	4,389,582
Consultants	593,513	2,041,941	1,936,012	5,080,974	11,878,033
Impairment of assets	-	-	-	-	352,299
General and administrative	936,248	1,727,526	1,521,050	2,748,152	5,751,956
Total Operating Expenses	2,859,978	7,544,182	6,684,244	13,755,635	37,196,739
Net Loss from Operations	(2,859,978)	(7,544,182)	(6,684,244)	(13,755,635)	(37,196,739)

Other Income (Expense):
Other income	90	-	90	-	2,024
Loss on sale of equipment	(2,479)	-	(2,479)	-	(2,927)
Loss on conversion of notes	(2,140,620)	-	(10,617,075)	-	(10,617,075)
Loss on vendor settlement	(22,724)	-	(22,724)	-	(22,724)
IRS penalty and interest expense	(168,519)	(1,626)	(206,469)	(19,820)	(754,283)
Interest expense	(1,323,341)	(3,003,368)	(3,272,961)	(3,088,397)	(8,978,999)
Total Other Income (Expense)	(3,657,593)	(3,004,994)	(14,121,618)	(3,108,217)	(20,373,984)

Loss before Income Taxes	(6,517,571)	(10,549,176)	(20,805,862)	(16,863,852)	(57,570,723)

Income Taxes	-	-	-	-	-

Net Loss	$(6,517,571)	$(10,549,176)	$(20,805,862)	$(16,863,852)	$(57,570,723)

Per Common Share

Loss per common share - basic and diluted	$(0.04)	$(0.11)	$(0.13)	$(0.18)	$(0.61)

Weighted average - basic and diluted	177,981,784	94,830,810	155,131,101	95,032,164	93,939,027

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders’ Deficiency
For the Period from December 9, 2002 (Inception) to June 30, 2005
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total

Stock issued to founders ($0.0004 per share)	-	$-	58,189,728	$5,819	$12,703	$-	$(18,517)	-	$5

Stock issued for cash ($0.12 per share)	-	-	4,423,012	442	526,261	-	-	-	526,703

Stock issued for services ($0.3775 per share)	-	-	2,957,376	296	1,112,709	-	-	-	1,113,005

Net loss for the period from December 9, 2002 (inception) to October 31, 2003	-	-	-	-	-	(2,270,129)	-	-	(2,270,129)

Balance, October 31, 2003	-	-	65,570,116	6,557	1,651,673	(2,270,129)	(18,517)	-	(630,416)

Stock issued for cash ($0.28 per share)	-	-	2,169,148	217	612,172	-	(145,000)	-	467,389

Stock issued for signage rights ($0.3175 per share)	-	-	942,600	94	299,906	-	-	-	300,000

Stock issued for services ($0.3175 per share)	-	-	434,036	43	138,597	-	-	-	138,640

Net loss for the two months ended December 31, 2003	-	-	-	-	-	(674,945)	-	-	(674,945)

Balance, December 31, 2003 (Restated - Note 2)	-	-	69,115,900	6,911	2,702,348	(2,945,074)	(163,517)	-	(399,332)

Recapitalization of Global Business Resources	-	-	16,156,000	1,615	(1,615)	-	-	-	-

Shares issued for cash ($0.25 per share)	-	-	6,650,000	665	1,661,835	-	-	-	1,662,500

Shares issued for cash ($0.257 per share)	-	-	-	-	-	-	141,000	-	141,000

Shares issued with note payable ($0.78 per share)			560,000	56	433,944	-	-	-	434,000

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders’ Deficiency
For the Period from December 9, 2002 (Inception) to June 30, 2005
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total

Shares issued for legal settlement ($1.475 per share)			66,668	7	98,328	-	-	-	98,335

Shares issued for services ($1.475 per share)			1,750,000	175	2,581,075	-	-	-	2,581,250

Shares issued with note payable ($1.47 per share)			7,500		11,025	-	-	-	11,025

Shares issued with note payable ($1.42 per share)	-	-	200,000	20	283,980	-	-	-	284,000

Shares issued with note payable ($1.475 per share)	-	-	100,000	10	147,490	-	-	-	147,500

Shares issued with note payable ($1.13 per share)	-	-	60,000	6	67,794	-	-	-	67,800

Shares issued with note payable ($1.43 per share)	-	-	33,000	3	47,187	-	-	-	47,190

Shares issued with note payable ($1.475 per share)	-	-	511,000	51	753,674	-	-	-	753,725

Shares issued for loan default penalty ($1.475 per share)	-	-	74,999	8	110,616	-	-	-	110,624

Shares issued for loan default penalty ($1.13 per share)	-	-	75,000	8	84,742	-	-	-	84,750

Shares issued for loan default penalty ($1.475 per share)	-	-	80,000	8	117,992	-	-	-	118,000

Shares issued for loan default penalty ($1.56 per share)	-	-	603,038	61	942,487	-	-	-	942,548

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders’ Deficiency
For the Period from December 9, 2002 (Inception) to June 30, 2005
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total

Shares issued for loan default penalty ($1.47 per share)	-	-	955,312	96	1,404,213	-	-	-	1,404,309

Shares issued for cash ($2.50 per share)	-	-	40,000	4	99,996	-	-	-	100,000

Shares issued for legal settlement ($1.455 per share)	-	-	53,332	5	77,560	-	-	-	77,565

Shares issued for cash ($2.00 per share)	-	-	100,000	10	199,990	-	-	-	200,000

Shares issued to consultants for services ($1.44 per share)	-	-	830,000	83	1,195,117	-	-	-	1,195,200

Shares issued to consultants for services ($1.475 per share)	-	-	100,000	10	147,490	-	-	-	147,500

Shares issued to consultants for services ($1.60 per share)	-	-	279,260	28	446,788	-	-	-	446,816

Shares issued to consultants for services ($0.92 per share)	-	-	440,000	44	404,756	-	-	-	404,800

Beneficial conversion of promissory notes at $0.75 per share	-	-	-	-	71,275	-	-	-	71,275

Shares issued for loan guaranty ($1.04 per share)	-	-	800,000	80	831,920	-	-	-	832,000

Shares issued to consultants ($1.13 per share)	-	-	1,000,000	100	1,129,900	-	-	-	1,130,000

Shares issued to consultants for services ($0.64 per share)	-	-	21,460	2	13,732	-	-	-	13,734

Shares issued to consultants for services ($0.61 per share)	-	-	200,000	20	121,980	-	-	-	122,000

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders’ Deficiency
For the Period from December 9, 2002 (Inception) to June 30, 2005
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total

Shares issued to consultants for services ($0.60 per share)	-	-	36,000	4	21,416	-	-	-	21,420

Shares issued to consultants for services ($0.60 per share)	-	-	1,933,224	193	1,162,251	-	-	-	1,162,444

Shares issued to employees ($0.33 per share)	-	-	300,000	30	98,970	-	-	-	99,000

Shares issued for cash ($0.25 per share)	-	-	1,900,400	190	474,910	-	-	-	475,100

Shares issued to employees ($0.32 per share)	-	-	1,790,000	179	565,321	-	-	-	565,500

Shares issued to employees ($0.22 per share)	-	-	5,199,967	520	1,136,579	-	-	-	1,137,099

Shares issued to executives ($0.22 per share)	-	-	1,100,000	110	240,432	-	-	-	240,542

Shares issued to consultants for services ($0.21 per share)	-	-	3,885,410	388	811,753	-	-	-	812,141

Shares issued with notes payable ($0.42 per share)	-	-	1,750,000	175	734,825	-	-	-	735,000

Shares issued to consultants for services ($0.28 per share)	-	-	1,350,000	135	377,365	-	-	-	377,500

Shares issued for interest ($0.18 per share)	-	-	375,000	38	67,462	-	-	-	67,500

Shares issued for services ($0.25 per share)	-	-	150,000	15	37,485	-	-	-	37,500

Shares issued for cash ($0.16 per share)	-	-	1,649,635	165	263,910	-	-	-	264,075

Beneficial conversion of promissory notes at $0.10 per share	-	-	-	-	318,500	-	-	-	318,500

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders’ Deficiency
For the Period from December 9, 2002 (Inception) to June 30, 2005
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total

Fair value of warrants issued in conjunction with promissory notes ranging from $0.10 per share to $1.00 per share	-	-	-	-	2,025,000	-	-	-	2,025,000

Shares contributed in kind	-	-	(1,191,450)	(119)	119	-	-	-	-

Net loss, December 31, 2004	-	-	-	-	-	(33,819,787)	-	-	(33,819,787)

Balance, December 31, 2004 (Restated - Note 2)	-	-	121,090,655	12,109	24,523,917	(36,764,861)	(22,517)	-	(12,251,352)

Shares issued to Director for services ($1.59 per share)	-	-	40,000	4	63,596	-	-	-	63,600

Shares issued to consultants for services ($0.87 per share)	-	-	125,179	13	108,916	-	-	-	108,929

Shares issued to convert note payable ($1.18 per share)	-	-	7,043,750	704	8,310,921	-	-	-	8,311,625

Shares issued to consultants for services ($0.54 per share)	-	-	1,200,000	120	647,880	-	-	-	648,000

Shares issued to convert note payable ($0.365 per share)	-	-	4,925,291	493	1,797,238	-	-	-	1,797,731

Shares issued to consultants for services ($0.32 per share)	-	-	1,722,453	172	558,675	-	-	(9,725)	549,122

Shares issued to employees ($0.25 per share)	-	-	225,000	22	56,228	-	-	-	56,250

Shares issued to convert note payable ($0.122 per share)	-	-	5,815,069	582	711,336	-	-	-	711,918

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders’ Deficiency
For the Period from December 9, 2002 (Inception) to June 30, 2005
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total

Shares issued to consultant for services ($0.32 per share)	-	-	100,000	10	31,990	-	-	-	32,000

Shares issued to Director for services ($0.34 per share)	-	-	800,000	80	271,920	-	-	-	272,000

Beneficial conversion of promissory notes	-	-	-	-	375,000	-	-	-	375,000

Shares issued to consultants for services ($0.32 per share)	-	-	1,423,734	143	319,812	-	-	-	319,955

Shares issued to convert note payable ($0.17 per share)	-	-	13,325,000	1,333	2,280,600	-	-	-	2,281,933

Shares issued to consultant for services ($0.18 per share)	-	-	250,000	25	44,975	-	-	-	45,000

Shares issued to employee ($0.23 per share)	-	-	100,000	10	22,990	-	-	-	23,000

Shares issued to employees ($0.15 per share)	-	-	601,725	60	90,199	-	-	-	90,259

Shares issued to convert note payable ($0.10 per share)	-	-	2,936,644	294	293,370	-	-	-	293,664

Loss on conversion of note payable	-	-	-	-	69,863	-	-	-	69,863

Shares issued to employees ($0.15 per share)	-	-	678,067	68	101,242	-	-	-	101,310

Shares issued to consultants for services ($0.15 per share)	-	-	2,255,097	225	338,550	-	-	-	338,775

Shares issued to employees ($0.15 per share)	-	-	962,324	96	143,244	-	-	-	143,340

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders’ Deficiency
For the Period from December 9, 2002 (Inception) to June 30, 2005
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total

Shares issued to employees ($0.12 per share)	-	-	1,162,720	116	139,410	-	-	-	139,526

Shares issued to executive ($0.15 per share)	-	-	250,000	25	37,475	-	-	-	37,500

Shares issued to convert note payable ($0.16 per share)	-	-	3,961,170	396	633,391	-	-	-	633,787

Shares issued to convert note payable ($0.16 per share)	-	-	3,700,000	370	591,630	-	-	-	592,000

Shares issued to convert note payable ($0.14 per share)	-	-	5,900,000	590	825,828	-	-	-	826,418

Shares issued to convert note payable ($0.14 per share)	-	-	12,000,000	1,200	1,685,636	-	-	-	1,686,836

Shares issued to satisfy vendor payable ($0.16 per share)	-	-	1,976,021	198	315,965	-	-	-	316,163

Shares issued to executive ($0.10 per share)	-	-	250,000	25	24,975	-	-	-	25,000

Shares issued to executive ($0.10 per share)	-	-	500,000	50	49,950	-	-	-	50,000

Shares issued to consultants for services ($0.11 per share)	-	-	2,934,536	293	322,342	-	-	-	322,635

Shares issued to employees ($0.08 per share)	-	-	2,122,675	212	178,188	-	-	-	178,400

Shares issued to convert note payable ($0.11 per share)	-	-	3,695,339	369	403,642	-	-	-	404,011

Shares returned to Treasury per legal settlement ($1.47 per share)	-	-	(120,000)	(12)	(175,888)	-	-	-	(175,900)

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders’ Deficiency
For the Period from December 9, 2002 (Inception) to June 30, 2005
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total

Shares issued to convert note payable ($0.10 per share)	-	-	2,075,453	208	207,337	-	-	-	207,545

Loss on conversion of note payable	-	-	-	-	62,263	-	-	-	62,263

Shares issued to convert note payable ($0.10 per share)	-	-	3,187,206	319	318,402	-	-	-	318,721

Loss on conversion of note payable	-	-	-	-	95,616	-	-	-	95,616

Shares issued to convert note payable ($0.10 per share)	-	-	1,110,298	111	110,919	-	-	-	111,030

Loss on conversion of note payable	-	-	-	-	3,309	-	-	-	3,309

Shares issued to convert note payable ($0.10 per share)	-	-	1,109,069	111	110,796	-	-	-	110,907

Loss on conversion of note payable	-	-	-	-	3,272	-	-	-	3,272

Shares issued to convert note payable ($0.10 per share)	-	-	1,863,852	186	186,199	-	-	-	186,385

Loss on conversion of note payable	-	-	-	-	3,416	-	-	-	3,416

Beneficial conversion of promissory notes	-	-	-	-	220,400	-	-	-	220,400

Warrants issued	-	-	-	-	594,429	-	-	-	594,429

Net loss for the six months ended June 30, 2005	-	-	-	-	-	(20,805,862)	-	-	(20,805,862)
								-
BALANCE, JUNE 30, 2005 (RESTATED - NOTE 2)	-	$-	213,298,327	$21,330	$48,111,364	$(57,570,723)	$(22,517)	$(9,725)	(9,470,271)

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Cash Flows
(Unaudited)
Restated - Note 2
	For the Six Months Ended June 30, 2005	For the Six Months Ended June 30, 2004	For the Period from December 9, 2002 (Inception) to June 30, 2005
Cash Flows from Operating Activities:
Net loss	$(20,805,862)	$(16,863,852)	$(57,570,723)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	114,426	108,292	288,774
Impairment of assets	-	-	352,299
Loss on disposal of assets	2,479	-	2,927
Common stock issued for services	2,700,015	4,718,277	12,404,005
Common Stock issued to employees	844,586	-	2,886,727
Common stock issued for legal settlements	(175,900)	175,900	-
Common stock issued for interest	777,915	2,731,505	3,505,646
Common stock issued for loan guarantee	-	-	832,000
Common stock issued for vendor settlement	293,439	-	293,439
Loss on vendor settlement	22,724	-	22,724
Loss on conversion of notes payable	10,617,075	-	10,617,075
Amortization of interest expense	2,288,470	374,952	4,464,058
Warrants Issued	594,429	-	594,429
Changes in operating assets and liabilities:
Decrease (increase) in current assets:
Other receivables	(1,464)	(3,676)	(1,464)
Deposits	190	(92,134)	(5,250)
Prepaid expense	12,997	(174,673)	(53,999)
Increase (decrease) in current liabilities:
Accounts payable	(836,132)	710,240	2,762,753
Due to developers	(120,000)	-	865,000
Accrued interest	181,676	38,890	483,091
Other accrued expense	(87,538)	(80,771)	17,462
Accrued payroll and payroll taxes	684,993	70,281	2,350,762
Net Cash Used in Operating Activities	(2,891,482)	(8,286,769)	(14,888,265)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	(327,850)	(970,467)
Proceeds from the sale of property and equipment	4,570	-	16,325
(Increase) decrease in restricted cash	894,910	-	-
Net Cash Provided (Used) in Investing Activities	899,480	(327,850)	(954,142)

Cash Flows from Financing Activities:
Repayments of notes payable	-	(475,000)	(1,075,000)
Proceeds from stockholder	-	3,314	4,940
Payments to stockholder	-	-	(4,940)
Proceeds from sale of common stock, net	595,400	3,977,479	9,327,147
Promissory note	1,482,600	5,124,641	7,680,360
Net Cash Provided by Financing Activities	2,078,000	8,630,434	15,932,507

NET INCREASE IN CASH	85,998	15,815	90,100

CASH AT BEGINNING OF PERIOD	4,102	45,852	-

CASH AT END OF PERIOD	$90,100	$61,667	$90,100

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$18,750	$139,495	$533,838

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
During 2003, the Company issued 235,600 shares of common stock with a fair value of $300,000 for intangible signage rights.
During the six months ended June 30, 2005, the Company issued 63,209,258 shares of common stock to convert 15 notes payable aggregating $7,317,260.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization and Basis of Presentation

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

It is management's opinion however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

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
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 2    RESTATEMENT OF FINANCIAL STATEMENTS

(A) Penalties and Interest on Payroll Tax Liabilities

The Company determined that penalties and interest were applicable to unpaid payroll tax liabilities recorded during the three months ended June 30, 2005. The Company also determined that interest was applicable to unpaid payroll tax liabilities recorded for the two months ended December 31, 2003, the year ended December 31, 2004 and the three months ended March 31, 2005. The Company has included these penalties and interest in the restated expenses and related liabilities at June 30, 2005.

(B) Executive Compensation

The Company determined that it failed to accrue for executive compensation during the three months ended June 30, 2005. The Company has included this accrued compensation in the restated expenses and related liabilities at June 30, 2005.

(C) Penalty Interest on Notes Payable

The Company determined that it failed to record penalty interest pertaining to the breach of a contractual registration commitment specified in notes payable. The Company has included this penalty interest in the restated expenses and related liabilities at June 30, 2005.

A summary of significant effects of the restatement is as follows:

	Three Months Ended June 30, 2005 (As Previously Reported)	Amount of Change	Three Months June 30, 2005 Ended (As Restated)
Statement of Operations

Salary expense	$1,183,465	$(50,250)	$1,133,215
Total Operating Expenses	2,895,355	(35,377)	2,859,978
Net loss from operations	(2,895,355)	35,377	(2,859,978)
IRS penalty and interest expense	0	(168,519)	(168,519)
Interest expense	(1,150,831)	(172,510)	(1,323,341)
Total Other Income (Expense)	(3,316,564)	(341,029)	(3,657,593)
Net loss	(6,211,919)	(305,652)	(6,517,571)
Loss per common share - basic and diluted	$(0.03)	$(0.01)	$(0.04)

	June 30, 2005 (As Previously Reported)	Amount of Change	June 30, 2005 (As Restated)
Balance Sheet

Accrued interest expense	$300,457	$182,634	$483,091
Accrued payroll and payroll taxes	1,225,903	1,124,863	2,350,766
Total current liabilities	8,885,627	1,345,599	10,231,226
Accumulated deficit during development stage	(56,276,138)	(1,294,585)	(57,570,723)
Total Stockholders’ Deficiency	$(8,165,961)	$(1,304,310)	$(9,470,271)

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

In February 2004, the Company authorized a private debt offering of secured 12% and 15% promissory notes with due dates one year from the date of issuance, within sixty days of the Company's SB-2 becoming effective or upon the Company receiving an equity investment of at least $15,000,000. For each loan to the Company, the lender was also entitled to 20,000 shares of the Company's common stock. During the twelve months ended December 31, 2004, the Company issued an aggregate of $2,400,000 promissory notes and issued 560,000 common shares. The shares were treated as a discount to the private offering, the shares were valued at $434,000 based on the market price on the dates the funds were received and the discount is being amortized over the life of the notes. $1,000,000of these notes were settled on May 16, 2005 via a Settlement Agreement which converted the entire amount of the note into common stock at a per share price of $0.14. The Company recognized a loss on the conversion of $540,000. At June 30, 2005, the balance on theses notes payable was $1,400,000 which are currently in default. These notes are secured with the assets of the Company.

On February 27, 2004, the Company borrowed $500,000 under a 12% secured subordinated debenture for a maximum term of 12 months. As additional consideration, the Company issued to the holder 200,000 shares of common stock having a fair value of $284,000. The shares were treated as a discount to the debenture and the discount is being amortized over the life of the debenture. This note was settled on May 16, 2005 via a Settlement Agreement which converted the entire amount of the note into common stock at a per share price of $0.14. The Company recognized a loss on the conversion of $265,500. (See Note 4)

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

On April 7, 2004, the Company borrowed $500,000 under a 15% promissory note which was initially payable on December 15, 2004 and subsequently became payable on March 31, 2005 per a conversion option agreement dated November 10, 2004 that entitles the note holder to convert the amount of the note into shares of stock at a per share price of $0.10; the conversion option was treated as a $216,000 discount to the debenture and the discount was amortized over the life of the conversion option agreement. In addition, the note holder is entitled to a Stock Purchase Warrant for 200% of the number of shares obtained in the conversion at a warrant exercise price of $0.10. The note was secured with the assets of the Company. On March 22, 2005, the note was paid in full via a Conversion Agreement which converted the entire amount of the note into common stock at a per share price of $0.10 and the Company issued 11,630,138 warrants exercisable at $0.10 per share. The Company recognized a loss on the conversion of $130,411. (See Note 4)

On May 7, 2004, the Company borrowed $100,000 under a 15% promissory note. As additional consideration, the Company issued the holder 40,000 shares of common stock having a fair value of $55,200. The shares were treated as a discount to the note and the discount is being amortized over the life of the note. The note was fully paid off as of June 30, 2005.

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

On May 19, 2004, the Company borrowed $417,260 under a 15% secured promissory note which was initially payable on June 3, 2004 but has been amended to January 15, 2005 for an additional consideration of $30,000. The additional consideration was amortized over the life of the amendment. This note was settled on May 10, 2005 via a Settlement Agreement which converted the entire amount of the note into common stock at a per share price of $0.16. The Company recognized a loss on the conversion of $158,447. (See Note 4)

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

On May 28, 2004, the Company borrowed $350,000 under a 15% secured promissory note, which was payable August 1, 2004. As additional consideration, the Company issued the holder 33,000 shares of common stock having a fair value of $47,190. The shares were treated as a discount to the note and the discount was amortized over the life of the note. The note is secured with the assets of the Company. This note was settled on January 6, 2005 via a Conversion Agreement which converted the entire amount of the note into common stock at a per share price of $0.10. The Company recognized a loss on the conversion of $3,803,625. (See Note 4)

On May 28, 2004, the Company borrowed $350,000 under a 15% promissory note which was initially payable on June 8, 2004 but has been amended to January 1, 2005 for additional consideration of $30,000. The additional consideration was amortized over the life of the amendment. As additional consideration, the Company issued the holder 7,500 shares of common stock having a fair value of $11,025. The shares were treated as a discount to the note and the discount was amortized over the life of the note. This note was settled on May 10, 2005 via a Settlement Agreement which converted the entire amount of the note into common stock at a per share price of $0.16. The Company recognized a loss on the conversion of $222,000.

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

On December 13, 2004, the Company entered into a Bridge Loan Agreement with 15 various entities pursuant to which the Lenders advanced an aggregate principal amount of $1,160,000 to the Company on December 16, 2004 in exchange for (i) 8% secured promissory notes in such aggregate principal amount, (ii) 250,000 shares of our common stock and (iii) warrants to purchase an aggregate of 16,312,461 shares of our common stock at exercise prices ranging from $0.10 to $1.00 per share. The value of the shares and warrants of $60,000 and $1,100,000, respectively were treated as a discount to the note and the discount is being amortized over the life of the note. The note is due December 16, 2005. These notes are currently in default and the Company is currently accruing interest at a default rate of 18%.

On December 28, 2004, the Company entered into a Bridge Loan Agreement with 14 various entities pursuant to which the Lenders advanced an aggregate principal amount of $1,000,000 to the Company on January 6, 2005 in exchange for (i) 8% secured promissory notes in such aggregate principal amount, (ii) 500,000 shares of our common stock and (iii) warrants to purchase an aggregate of 4,4687,485 shares of our common stock at an exercise price of $0.10 per share. The value of the shares and warrants of $370,000 and $630,000, respectively were treated as a discount to the note and the discount is being amortized over the life of the note. The note is due December 28, 2005. These notes are currently in default and the Company is currently accruing interest at a default rate of 18%.

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

On March 21, 2005, the Company borrowed $200,000 under a 17% promissory note, which was payable no later than May 20, 2005. This note was settled on June 10, 2005 via a Conversion Agreement which converted the entire amount of the note into common stock at a per share price of $0.10. The Company recognized a loss on the conversion of $62,263.  In conjunction with the conversion, the Company issued 6,226,359 warrants at an exercise price of $0.10 per share.  (See Note 7(B))

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

On April 7, 2005, the Company borrowed $300,000 under a 12% promissory note, which was payable no later than August 5, 2005. This unsecured note is currently in default.

On April 29, 2005, the Company borrowed $200,000 under a 17% promissory note, which was payable no later than July 28, 2005. This unsecured note is currently in default.

On June 13, 2005, the Company borrowed $68,000 under a 17% promissory note, which was payable no later than August 12, 2005. This unsecured note is currently in default.

On June 30, 2005, the Company borrowed $100,000 under a 17% promissory note, which is unsecured and payable no later than September 28, 2005. This note is currently in default.

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

NOTE 5 INCOME TAXES

Income tax expense (benefit) is summarized as follows:

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004	December 9, 2002 (Inception) through June 30, 2005
Current:
Federal	$-	$-	$-
State	-	-	-
Deferred - Federal and State	-	-	-

Income tax expense (benefit)	$-	$-	$-

The Company's tax expense differs from the "expected" tax expense as follows:

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004	December 9, 2002 (Inception) through June 30, 2005

U.S. Federal income tax expense (benefit)	$(7,282,052)	$(5,902,348)	$(20,149,753)
Effect on net operating loss carryforward	7,282,052	5,902,348	20,149,753

	$-	$-	$-

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	June 30, 2005 (Unaudited)	December 31, 2004
Deferred tax assets:
Net operating loss carryforward	$20,149,753	$12,867,701
Total gross deferred tax assets	20,149,753	12,867,701
Less valuation allowance	(20,149,753)	(12,867,701)

Net deferred tax assets	$-	$-

At June 30, 2005, the Company had a net operating loss carryforward of $57,570,723 for U.S. Federal income tax purposes available to offset future taxable income expiring through 2025. The net change in the valuation allowance during the six months ended June 30, 2005 was an increase of $7,282,052.

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

As of June 30, 2005, the Company owed an aggregate of $865,000 to these publishers pursuant to these agreements and if the Company fails to pay these advances, these agreements may be terminated.

(B) Development Agreement
The company has a development agreement dated October 11, 2004 in place with BIOSTAR for the Phantom Game Receiver mainboard and graphics adapter. Terms are: $156,000 due at signing; $78,000 due before ship of pilot production units from Biostar; $78,000 due on acceptance of pilot units. The end design product will be wholly owned by the company. From December 9, 2002 (inception) through June 30, 2005, $312,000 of expenses have been accrued and reported on the accompanying financial statements. At June 30, 2005, no payments had been made to Biostar and the Company was in default of this agreement.

(C) Litigation

Shambro v. Infinium Labs, Inc., No. 2005 CA 7709 NC. Shambro has sued Infinium Infinium in the Circuit Court for Sarasota County, Florida, alleging default of a promissory note and seeking damages in the amount of $300,000.00, plus interest. Infinium will serve its Answer shortly and defend itself vigorously in this suit.

Beshara v. Infinium Labs, Inc., No. 2005 CA 7711 NC. Beshara has sued Infinium in the Circuit Court for Sarasota County, Florida, alleging default of a promissory note and seeking damages in the amount of $100,000.00, plus interest. Infinium expects to enter into a negotiated settlement with Beshara.

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

(D) Payroll Taxes

The Company has accrued applicable employment taxes for individuals that were initially deemed and paid as independent contractors during the two months ended December 31, 2003 and the three months ended March 31, 2004 but, subsequently, reclassified as employees by the Company. In addition, the Company has recorded our estimate for interest and penalties that are due for the Company’s failure to timely file and pay taxes for these individuals as well as for the Company’s failure to timely file and pay payroll taxes for the third and fourth quarters of 2004 and the second quarter of 2005. The amount recorded in accrued payroll and payroll taxes consists of the following:

	As of	As of
	June 30, 2005	December 31, 2004
	(unaudited)
Payroll	$72,769	$0
Payroll taxes	1,523,714	1,117,952
Penalties and interest	754,283	547,817
Accrued payroll and payroll taxes	$2,350,766	$1,665,769

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 7 STOCK OPTIONS AND WARRANTS

(A) Stock Options Issued Under Qualified Stock Option Plan

The Company's 2004 Omnibus Incentive Compensation Plan required shareholder consent was not obtained at the most recent Shareholder's Meeting.  As such, the Plan together with any grants of options pursuant to the Plan, expired as of June 30, 2005.

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

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 8 GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no sales and has recurring losses from inception of $57,570,723, has a working capital deficiency of $10,085,662, a stockholders deficiency of $9,470,271 and has a negative cash flow from operations of $14,888,265 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 10 SUBSEQUENT EVENTS

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

LIQUIDITY AND PLAN OF OPERATIONS

We have incurred recurring losses from operations since inception. Our loss from operations for the year ended December 31, 2004 was $33,819,787 and our loss from operations for the six-months ended June 30, 2005 was $20,805,862. At June 30, 2005, we had a working capital deficit of $10,085,662 and an accumulated deficit of $57,570,723. In their report on our audited financial statements for the year ended December 31, 2004, our independent auditors expressed substantial doubt about our ability to continue as a going concern.
Our activities to date have been funded by equity and debt investments. As of June 30, 2005, we had received approximately $3.6 million in equity investments and $13.3 million in debt and convertible debt financings. At June 30, 2005, we were in default on payment of promissory notes aggregating $4,195,000 in principal amount, of which $1,400,000 is collateralized by a lien on our assets. Our outstanding debt for borrowed money has generally been provided on a short-term basis, bears interest at rates ranging from 8% to 17% and, in many cases, was accompanied by the grant of common stock or warrants to purchase common stock, which contributed to the costs of the financings. As of June 30, 2005, we have recorded an aggregate of $5,574,900 in debt discount, of which $4,464,058 was amortized as interest expense. In connection with financings aggregating $2.16 million in December 2004, we committed to pay penalties of 2% per month for each month after an agreed upon period (approximately three months) during which we fail to cause a resale registration statement covering the underlying shares to be declared effective by the Securities and Exchange Commission.
We do not have sufficient cash to continue operations for the next 12 months and are in immediate need of additional capital to fund our plan of operation. We presently have no commitments for additional financing and may not be able to obtain such financing. To support our working capital needs pending receipt of sufficient financing, we are seeking to settle outstanding liabilities through issuance of equity, and have and anticipate continuing to grant common stock to fund payroll and certain other ongoing costs. During the year ended December 31, 2004 and six months ended June 30, 2005, we issued an aggregate of 19,215,321 and 17,703,510, respectively, shares of common stock in settlement of payroll and certain other ongoing costs, of which 12,118,601 and 15,253,510, respectively, shares were issued under a registration statement and are freely tradable. Unless and until we receive sufficient financing, we expect to continue to be forced to rely on issuances of common stock under similar arrangements in settlement of payroll and such other costs. Issuances of equity will dilute existing stockholder’s ownership and will have a depressive effect on our stock price, which will result in greater dilution for subsequent equity issuances and further downward pressure on our stock price. If we are unable to obtain additional financing as and when needed, we will need to scale back and/or reprioritize our planned operations, our assets may be foreclosed upon by secured lenders and we may be forced to cease operations completely.
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

Completing Development of the Phantom Game Receiver and Streaming Game Technology - The Phantom Game Receiver was originally intended for retail launch in 2004 and its design was based upon that premise. We are currently in the process of revising and updating the hardware to take advantage of newer technology to ensure that the product is technically compelling and that we are able to have an adequate supply of components. We have engaged third parties to assist with product engineering and design work. Due to working capital shortages, efforts by these groups on our behalf have been delayed. At June 30, 2005, the Company owed Biostar and Walter Dorwin Teague Associates, two of such firms, $311,532 and $46,769, respectively, which amounts continue to be outstanding. In addition, we plan to refine and improve upon our streaming techniques in order to reduce download times, enhance our user interface that allows customers to browse through lists of games and make purchases, and continue our modifications and enhancements to the Windows XP Embedded operating system.

Acquiring Rights to Game Content - As a consequence of our capital shortfalls, we have defaulted in payment on some of our agreements with game publishers. Our agreements with game distributors generally provide us with the right on a non-exclusive basis to distribute games through our Phantom Game Service in exchange for royalties on net sales. In some cases, we are required to make upfront payments, which in some cases, can be applied against future royalties. At June 30, 2005, we were party to agreements with a number of distributors, of which six required upfront payments, the amount of which totaled $1,085,000. As of June 30, 2005, we had made a total of $220,000 in upfront payments and the balance was in default. We have not been notified by any publishers of intent to revoke distribution rights. The agreements generally have a duration of a few years, with the earliest expiring in December 2005, and require renegotiation to extend the term beyond the initial expiration date. Unless and until we receive additional financing, we are not planning to seek to enter into additional agreements of this nature. Our past defaults may adversely affect the willingness of these parties to renew the agreements if and when needed.

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

ITEM 3. Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our interim chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our interim chief executive officer and chief financial officer concluded that our disclosure controls and procedures are in place to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings:
Shambro v. Infinium Labs, Inc., No. 2005 CA 7709 NC. Shambro has sued Infinium Infinium in the Circuit Court for Sarasota County, Florida, alleging default of a promissory note and seeking damages in the amount of $300,000.00, plus interest. Infinium will serve its Answer shortly and defend itself vigorously in this suit.

Beshara v. Infinium Labs, Inc., No. 2005 CA 7711 NC. Beshara has sued Infinium in the Circuit Court for Sarasota County, Florida, alleging default of a promissory note and seeking damages in the amount of $100,000.00, plus interest. Infinium expects to enter into a negotiated settlement with Beshara.

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

On August 1, 2005, Andrew Schneider, Senior Vice President of Sales and Marketing, submitted his resignation.

Item 6.
Exhibits and Reports on Form 8-K:

(a) Exhibits:

Exhibit No.	Exhibit Description	Location

10-1	12% Promissory Note between the Company and Rob	Incorporated by reference to Exhibit10-1 to
	Shambro, dated April 7, 2005	the Form 10-QSB filed with the SEC on August 15, 2005

10-2	17% Promissory Note between the Company and Fred	Incorporated by reference to Exhibit10-2 to
	Niedrich, dated April 29, 2005	the Form 10-QSB filed with the SEC on August 15, 2005

10-3	17% Promissory Note between the Company and Fred	Incorporated by reference to Exhibit10-2 to
	Niedrich, dated June 13, 2005	the Form 10-QSB filed with the SEC on August 15, 2005

10-4	17% Promissory Note between the Company and James	Incorporated by reference to Exhibit10-2 to
	Beshara, dated June 30, 2005	the Form 10-QSB filed with the SEC on August 15, 2005

31-1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed herewith

32-1	Section 1350 Certification	Filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 20, 2005
INFINIUM LABS, INC.

By: /s/ Greg Koler

Greg Koler, Interim Chief Executive Officer
and Chief Financial Officer