Form 10QSB
period 2005-09-30
INFINIUM LABS INC
filed 2005-12-22
CIK 1145019

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

As of December 16, 2005, we have 342,869,356 outstanding shares of our common stock as confirmed by our transfer agent, Corporate Stock Transfer.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

INDEX

PART I - Financial Information		Page

Item 1	Financial Statements	3 - 48

	Consolidated Balance Sheets as of September 30, 2005 (Unaudited) and December 31, 2004	3

	Consolidated Statements of Operations for the Three Months Ended September 30, 2005, the Three Months Ended September 30, 2004, the Nine Months Ended September 30, 2005, the Nine Months Ended September 30, 2004 and the Period from December 9, 2002 (Inception) through September 30, 2005 (Unaudited)	4

	Consolidated Statement of Changes in Stockholders’ Deficiency for the Period from December 9, 2002 (Inception) through September 30, 2005 (Unaudited)	5-16

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005, the Nine Months Ended September 30, 2004 and the Period from December 9, 2002 (Inception) through September 30, 2005 (Unaudited)
		17-18

	Notes to Consolidated Financial Statements (Unaudited)	19-49

Item 2	Plan of Operations	50-54

Item 3	Controls and Procedures	54-55

PART II - Other Information

Item 1	Legal Proceedings	55-56

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	56-57

Item 3	Defaults upon Senior Securities	57

Item 4	Submission of Matters to a Vote of Security Holders	58

Item 5	Other Information	58

Item 6	Exhibits	59

Signatures

Certifications

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Balance Sheets

ASSETS
Current Assets:	September 30, 2005 (Unaudited)	December 31, 2004
Cash	$5,140	$4,102
Restricted Cash	-	894,910
Prepaid Expenses	34,786	66,589
Other Receivable	1,479	407
Total Current Assets	41,405	966,008

Property and Equipment, Net	336,993	475,122

Other Assets:
Deposits	9,125	5,440
Intangible asset, net	213,012	256,495
Total Other Assets	222,137	261,935

Total Assets	$600,535	$1,703,065

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable	$2,476,627	$3,598,885
Due to developers	845,000	985,000
Accrued interest expense	590,911	301,415
Other accrued expense	112,686	105,000
Accrued payroll and payroll taxes (Note 5E)	3,218,007	1,665,769
Promissory notes, net (Note 2)	3,810,439	7,298,348

Total Current Liabilities	11,053,670	13,954,417

Commitments and Contingencies	-	-

Stockholders’ Deficiency:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 290,320,456 and 121,090,655 shares issued and outstanding, respectively (Note 3)	29,032	12,109
Additional paid-in capital (Note 3)	52,689,734	24,523,917
Subscription receivable	(22,517)	(22,517)
Deferred Compensation	(410,600)
Accumulated deficit during development stage	(62,738,784)	(36,764,861)

Total Stockholders’ Deficiency	(10,453,135)	(12,251,352)

Total Liabilities and Stockholders’ Deficiency	$600,535	$1,703,065

See accompanying Notes to Consolidated Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Operations
(Unaudited)
	For the Three Months Ended September 30, 2005	For the Three Months Ended September 30, 2004	For the Nine Months Ended September 30, 2005	For the Nine Months Ended September 30, 2004	For the Period from December 9, 2002 (Inception) to September 30, 2005

Operating Expenses:
Development costs	$(1,808)	$503,265	$(1,808)	$1,755,209	$3,534,396
Advertising	29,453	472,605	256,633	1,041,539	1,845,189
Salary expense	2,426,170	1,833,282	4,741,193	4,340,147	11,899,099
Professional fees	183,510	414,815	859,395	2,013,581	4,563,998
Consultants	887,019	2,854,625	2,823,031	7,935,599	12,765,052
Impairment of assets	-	-	-	-	352,299
General and administrative	145,556	767,750	1,675,700	3,515,902	5,906,606
Total Operating Expenses	3,669,900	6,846,342	10,354,144	20,601,977	40,866,639
Net Loss from Operations	(3,669,900)	(6,846,342)	(10,354,144)	(20,601,977)	(40,866,639)

Other Income (Expense):
Other income	293	-	383	-	2,317
Loss on sale of equipment	(2,532)	-	(5,011)	-	(5,459)
Loss on conversion of notes	(52,974)	-	(10,670,049)	-	(10,670,049)
Gain on vendor settlement	25,444	-	2,720	-	2,720
Interest expense	(1,142,020)	(822,428)	(4,414,981)	(3,910,825)	(10,121,019)
Payroll Tax Penalty & Interest	(326,372)	(66,926)	(532,841)	(86,746)	(1,080,655)
Total Other Income (Expense)	(1,498,161)	(889,354)	(15,619,779)	(3,997,571)	(21,872,145)

Loss before Income Taxes	(5,168,061)	(7,735,696)	(25,973,923)	(24,599,548)	(62,738,784)

Income Taxes	-	-	-	-	-

Net Loss	$(5,168,061)	$(7,735,696)	$(25,973,923)	$(24,599,548)	$(62,738,784)

Per Common Share

Loss per common share - basic and diluted	$(.022)	$(.076)	$(.142)	$(.258)	$(.587)

Weighted average - basic and diluted	238,676,683	101,507,725	183,285,656	95,387,254	106,917,452

See accompanying Notes to Consolidated Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders’ Deficiency
For the Period from December 9, 2002 (Inception) to September 30, 2005
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total

Stock issued to founders ($0.0004 per share)	-	$-	58,189,728	$5,819	$12,703	$-	$(18,517)	-	$5

Stock issued for cash ($0.12 per share)	-	-	4,423,012	442	526,261	-	-	-	526,703

Stock issued for services ($0.3775 per share)	-	-	2,957,376	296	1,112,709	-	-	-	1,113,005

Net loss for the period from December 9, 2002 (inception) to October 31, 2003	-	-	-	-	-	(2,270,129)	-	-	(2,270,129)

Balance, October 31, 2003	-	-	65,570,116	6,557	1,651,673	(2,270,129)	(18,517)	-	(630,416)

Stock issued for cash ($0.28 per share)	-	-	2,169,148	217	612,172	-	(145,000)	-	467,389

Stock issued for signage rights ($0.3175 per share)	-	-	942,600	94	299,906	-	-	-	300,000

Stock issued for services ($0.3175 per share)	-	-	434,036	43	138,597	-	-	-	138,640

Net loss for the two months ended December 31, 2003	-	-	-	-	-	(674,945)	-	-	(674,945)

Balance, December 31, 2003	-	-	69,115,900	6,911	2,702,348	(2,945,074)	(163,517)	-	(399,332)

Recapitalization of Global Business Resources	-	-	16,156,000	1,615	(1,615)	-	-	-	-

Shares issued for cash ($0.25 per share)	-	-	6,650,000	665	1,661,835	-	-	-	1,662,500

Shares issued for cash ($0.257 per share)	-	-	-	-	-	-	141,000	-	141,000

Shares issued with note payable ($0.78 per share)			560,000	56	433,944			-	434,000

See accompanying Notes to Consolidated Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders’ Deficiency
For the Period from December 9, 2002 (Inception) to September 30, 2005
(Unaudited)

Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total

Shares issued for legal settlement ($1.475 per share)			66,668	7	98,328			-	98,335

Shares issued for services ($1.475 per share)			1,750,000	175	2,581,075			-	2,581,250

Shares issued with note payable ($1.47 per share)			7,500		11,025			-	11,025

Shares issued with note payable ($1.42 per share)	-	-	200,000	20	283,980	-	-	-	284,000

Shares issued with note payable ($1.475 per share)	-	-	100,000	10	147,490	-	-	-	147,500

Shares issued with note payable ($1.13 per share)	-	-	60,000	6	67,794	-	-	-	67,800

Shares issued with note payable ($1.43 per share)	-	-	33,000	3	47,187	-	-	-	47,190

Shares issued with note payable ($1.475 per share)	-	-	511,000	51	753,674	-	-	-	753,725

Shares issued for loan default penalty ($1.475 per share)	-	-	74,999	8	110,616	-	-	-	110,624

Shares issued for loan default penalty ($1.13 per share)	-	-	75,000	8	84,742	-	-	-	84,750

Shares issued for loan default penalty ($1.475 per share)	-	-	80,000	8	117,992	-	-	-	118,000

Shares issued for loan default penalty ($1.56 per share)	-	-	603,038	61	942,487	-	-	-	942,548

See accompanying Notes to Consolidated Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders’ Deficiency
For the Period from December 9, 2002 (Inception) to September 30, 2005
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
For the Period from December 9, 2002 (Inception) to September 30, 2005
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

See accompanying Notes to Consolidated Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders’ Deficiency
For the Period from December 9, 2002 (Inception) to September 30, 2005
(Unaudited)

Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total

Beneficial conversion of promissory notes at $0.10 per share	-	-	-	-	318,500	-	-	-	318,500

Fair value of warrants issued in conjunction with promissory notes ranging from $0.10 per share to $1.00 per share	-	-	-	-	2,025,000	-	-	-	2,025,000

Shares contributed in kind	-	-	(1,191,450)	(119)	119	-	-	-	-

Net loss, December 31, 2004	-	-	-	-	-	(33,819,787)	-	-	(33,819,787)

Balance, December 31, 2004	-	-	121,090,655	12,109	24,523,917	(36,764,861)	(22,517)	-	(12,251,352)

Shares issued to Director for services ($1.59 per share)	-	-	40,000	4	63,596	-	-	-	63,600

Shares issued to consultants for services ($0.87 per share)	-	-	125,179	13	108,916	-	-	-	108,929

Shares issued to convert note payable ($1.18 per share)	-	-	7,043,750	704	8,310,921	-	-	-	8,311,625

Shares issued to consultants for services ($0.54 per share)	-	-	1,200,000	120	647,880	-	-	-	648,000

Shares issued to convert note payable ($0.365 per share)	-	-	4,925,291	493	1,797,238	-	-	-	1,797,731

Shares issued to consultants for services ($0.32 per share)	-	-	1,722,453	172	558,675	-	-	(19,665)	539,182

Shares issued to employees ($0.25 per share)	-	-	225,000	22	56,228	-	-	-	56,250

See accompanying Notes to Consolidated Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders’ Deficiency
For the Period from December 9, 2002 (Inception) to September 30, 2005
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
For the Period from December 9, 2002 (Inception) to September 30, 2005
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

See accompanying Notes to Consolidated Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders’ Deficiency
For the Period from December 9, 2002 (Inception) to September 30, 2005
(Unaudited)

Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total

Shares issued to convert note payable ($0.10 per share)	-	-	2,075,453	208	207,337	-	-	-	207,545

Loss on conversion of note payable	-	-	-	-	62,263	-	-	-	62,263

Shares issued to convert note payable ($0.10 per share)	-	-	3,187,206	319	318,402	-	-	-	318,721

Loss on conversion of note payable	-	-	-	-	95,616	-	-	-	95,616

Shares issued to convert note payable ($0.10 per share)	-	-	1,110,298	111	110,919	-	-	-	111,030

Loss on conversion of note payable	-	-	-	-	3,309	-	-	-	3,309

Shares issued to convert note payable ($0.10 per share)	-	-	1,109,069	111	110,796	-	-	-	110,907

Loss on conversion of note payable	-	-	-	-	3,272	-	-	-	3,272

Shares issued to convert note payable ($0.10 per share)	-	-	1,863,852	186	186,199	-	-	-	186,385

Loss on conversion of note payable	-	-	-	-	3,416	-	-	-	3,416

Beneficial conversion of promissory notes	-	-	-	-	220,400	-	-	-	220,400

Warrants issued	-	-	-	-	594,429	-	-	-	594,429

Deferred Compensation 2nd Quarter Amortization	-	-	-	-	-	-	-	9,941	9,941

Shares issued to consultants for services ($0.10 per share)	-	-	500,000	50	49,950	-	-	(10,000)	40,000

See accompanying Notes to Consolidated Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders’ Deficiency
For the Period from December 9, 2002 (Inception) to September 30, 2005
(Unaudited)

Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total

Shares issued to consultants for services ($0.096 per share)	-	-	32,000	3	3,069	-	-	-	3,072

Shares issued to consultants for services ($0.084 per share)	-	-	22,000	2	1,849	-	-	-	1,851

Shares issued to consultants for services ($0.09 per share)	-	-	72,223	7	6,493	-	-	-	6,500

Shares issued to consultants for services ($0.086 per share)	-	-	50,000	5	4,297	-	-	-	4,302

Shares issued to satisfy vendor payable ($0.09 per share)	-	-	2,549,075	255	229,162	-	-	(52,631)	176,786

Shares issued to employees ($0.10 per share)	-	-	50,000	5	4,995	-	-	-	5,000

Shares issued to employees ($0.07 per share)	-	-	2,767,036	277	195,015	-	-	-	195,292

Shares issued to employees ($0.07 per share)	-	-	182,799	18	12,778	-	-	-	12,796

Shares issued to employees ($0.065 per share)	-	-	100,000	10	6,490	-		-	6,500

Shares issued to executives and director ($0.07 per share)	-	-	1,891,655	189	132,227	-	-	-	132,416

Shares issued to satisfy vendor payable ($0.08 per share)	-	-	368,375	37	29,433	-	-	-	29,470

Shares issued to consultants for services ($0.07 per share)	-	-	150,000	15	10,485	-	-	-	10,500

Shares issued to consultants for services ($0.08 per share)	-	-	492,940	49	39,386	-	-	-	39,435

See accompanying Notes to Consolidated Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders’ Deficiency
For the Period from December 9, 2002 (Inception) to September 30, 2005
(Unaudited)

Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total

Shares issued to consultants for services ($0.09 per share)	-	-	333,340	33	29,967	-		-	30,000

Shares issued to consultants for services ($0.075 per share)	-	-	86,667	9	6,491	-		-	6,500

Shares issued to consultants for services ($0.06 per share)	-	-	250,000	25	14,975	-	-	-	15,000

Shares issued to employee ($0.07 per share)	-	-	100,000	10	6,990	-	-	-	7,000

Shares issued to convert note payable ($0.05 per share)	-	-	2,096,623	210	104,621	-	-	-	104,831

Shares issued to consultants for services ($0.07 per share)	-	-	2,399,879	240	167,752	-	-	(140,000)	27,992

Shares issued to consultants for services ($0.09 per share)	-	-	62,500	6	5,619	-	-	-	5,625

Shares issued to consultants for services ($0.06 per share)	-	-	53,571	5	3,209	-	-	-	3,214

Shares issued to consultants for services ($0.07 per share)	-	-	750,000	75	52,425	-	-	-	52,500

Shares issued to employees ($0.07 per share)	-	-	2,600,000	260	181,740	-	-	-	182,000

Shares issued to director ($0.07 per share)	-	-	5,000,000	500	349,500	-	-	-	350,000

Shares issued to executive ($0.07 per share)	-	-	10,000,000	1,000	699,000	-	-	-	700,000

Shares issued to convert accrued interest on note payable ($0.054 per share)	-	-	7,114,667	711	383,481	-	-	-	384,192

See accompanying Notes to Consolidated Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders’ Deficiency
For the Period from December 9, 2002 (Inception) to September 30, 2005
(Unaudited)

Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total

Shares issued to consultants for services ($0.06 per share)	-	-	250,000	25	14,975	-	-	-	15,000

Shares issued to consultants for services ($0.05 per share)	-	-	1,629,027	163	81,288	-		(27,505)	53,946

Shares issued to satisfy vendor payable ($0.049 per share)	-	-	6,361,113	636	336,503	-	-	-	337,139

Gain on settlement of vendor payable	-	-	-	-	(25,444)	-	-	-	(25,444)

Shares issued to convert notes payable ($0.0472 per share)	-	-	12,882,049	1,288	606,766	-	-	-	608,054

Loss on conversion of notes payable	-	-	-	-	36,048	-	-	-	36,048

Shares issued to convert note payable ($0.045 per share)	-	-	3,385,259	339	151,998	-	-	-	152,337

Loss on conversion of note payable	-	-	-	-	16,926	-	-	-	16,926

Shares issued to employees ($0.055 per share)	-	-	5,415,729	542	297,323	-	-	(85,758)	212,107

Shares issued to employees ($0.05 per share)	-	-	3,045,708	305	151,981	-	-	(44,648)	107,638

Shares issued to employees ($0.045 per share)	-	-	3,977,894	398	178,607	-	-	(50,058)	128,948

Deferred Compensation 3rd Quarter Amortization	-	-	-	-	-	-	-	9,724	9,724

Net loss for the Nine Months Ended September 30, 2005	-	-	-	-	-	(25,973,923)	-	-	(25,973,923)
BALANCE, SEPTEMBER 30, 2005	-	$-	290,320,456	$29,032	$52,689,734	$(62,738,784)	$(22,517)	(410,600)	$(10,453,135)

See accompanying Notes to Consolidated Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30, 2005	For the Nine Months Ended September 30, 2004	For the Period from December 9, 2002 (Inception) to September 30, 2005
Cash Flows from Operating Activities:
Net loss	$(25,973,923)	$(24,599,548)	$(62,738,788)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	170,940	162,061	345,288
Impairment of assets	-	-	352,299
Loss on disposal of assets	5,011	-	5,459
Common stock issued for services	4,044,820	7,944,675	13,748,808
Common Stock issued to employees	1,812,005	99,000	3,854,146
Common stock issued for legal settlements	(175,900)	175,900	-
Common stock issued for interest	1,190,329	2,731,505	3,918,060
Common stock issued for loan guarantee	-	-	832,000
Common stock issued for vendor settlement	863,857	-	863,857
(Gain)/Loss on vendor settlement	(2,720)	-	(2,720)
Loss on conversion of notes payable	10,670,049	-	10,670,049
Legal fees on conversion of notes payable	34,000	-	34,000
Legal fees on vendor settlement	25,607		25,607
Amortization of interest expense	2,909,751	869,999	5,085,339
Warrants Issued	594,429	-	594,429
Changes in operating assets and liabilities:
Decrease (increase) in current assets:
Other receivables	(1,478)	36	(1,478)
Deposits	(3,685)	(27,100)	(9,125)
Prepaid expense	32,210	(53,000)	(34,786)
Increase (decrease) in current liabilities:
Accounts Payable	(1,122,255)	1,654,514	2,476,630
Due To Developers	(140,000)	687,500	845,000
Accrued Interest	289,496	102,292	590,911
Other Accrued Expense	7,691	0	112,691
Accounts payable and accrued expenses	1,552,234	621,745	3,218,005
Net Cash Used in Operating Activities	(3,217,532)	(9,630,421)	(15,214,315)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	(796,974)	(970,467)
Proceeds from the sale of property and equipment	5,660	-	17,415
(Increase) decrease in restricted cash	894,910	-	-
Net Cash Provided (Used) in Investing Activities	900,570	(796,974)	(953,052)

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30, 2005	For the Nine Months Ended September 30, 2004	For the Period from December 9, 2002 (Inception) to September 30, 2005
Cash Flows from Financing Activities:
Repayments of notes payable	-	(475,000)	(1,075,000)
Proceeds from stockholder	-	3,314	4,940
Payments to stockholder	-	-	(4,940)
Proceeds from sale of common stock, net	595,400	4,652,579	9,327,147
Promissory note	1,722,600	6,221,641	7,920,360
Net Cash Provided by Financing Activities	2,318,000	10,402,534	16,172,507

NET INCREASE IN CASH	1,038	(24,861)	5,140

CASH AT BEGINNING OF PERIOD	4,102	45,852	-

CASH AT END OF PERIOD	$5,140	$20,991	$5,140

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$18,750	$213,200	$533,838

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
During 2003, the Company issued 235,600 shares of common stock with a fair value of $300,000 for intangible signage rights.
During the nine months ended September 30, 2005, the Company issued 80,831,480 shares of common stock to convert 20 notes payable aggregating $8,120,260.

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

(C) Consolidation
The accompanying September 30, 2005 and 2004 consolidated financial statements include the accounts of Infinium Labs, Inc. and its wholly owned subsidiary, Infinium Labs Operating Corporation. Intercompany transactions and balances have been eliminated in consolidation.

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

(G) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by statement of Financial Accounting Standards “SFAS” No. 128, “Earnings per Share.” For the three months ended September 30, 2005, the three months ended September 30, 2004, the nine months ended September 30, 2005, the nine months ended September 30, 2004 and the period from December 9, 2002 (Inception) through September 30, 2005, the effect of common share equivalents was anti-dilutive and not included in the calculation of diluted net loss per common share.

(H) Advertising

Advertising costs are expensed either in the periods in which those costs are incurred or the first time the advertising takes place. For the three months ended September 30, 2005, the three months ended September 30, 2004 the nine months ended September 30, 2005, the nine months ended September 30, 2004 and the period from December 9, 2002 (Inception) to September 30, 2005, the company incurred advertising costs of $29,453, $472,605, $256,633, $1,041,539 and $1,845,189, respectively.

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

(L) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At September 30, 2005, the Company had no cash in excess of FDIC insurance limits.

(M) Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, receivables, accrued expenses and notes payable approximate fair value based on the short-term maturity of these instruments.

(N) Stock Based Compensation

The Company accounts for employee stock options in accordance with APB Opinion No. 25, “Accounting For Stock Issued To Employees” and has adopted the disclosure-only option under SFAS No. 123. The Company accounts for non-employee stock transactions in accordance with SFAS No. 123 as amended by SFAS 148 “Accounting for Stock-Based Compensation - Transition and Disclosure” requires that companies, which do not elect to account for stock-based compensation as prescribed by this statement, disclose the pro-forma effects on earnings per share as if SFAS 123 has been adopted.

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

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 2  NOTES PAYABLE

During 2003, the Company received $275,000, net of offering costs of $25,000 in the form of a 20% secured convertible debenture that matures on February 28, 2004 and is guaranteed by the Company's Chairman. The maximum borrowings available under the debenture agreement are $750,000. The debenture is secured by all of the Company's assets and is convertible in its entirety at the option of the holder into the Company's common stock at a conversion price of $1.00. There was no beneficial conversion recognized on the issuance of the convertible notes payable as the conversion price was equal to recent cash offering price. During February 2004, the entire convertible note was repaid with cash of $275,000. At September 30, 2005, the outstanding balance on the convertible debenture was $0.

During 2003, the Company entered into a $100,000 convertible note payable in full settlement of a lawsuit. The note is non-interest bearing and was due August 11, 2004. The note is convertible at the option of the note holder at any time at the current trading price of the Company's common stock. During February 2004, the entire convertible note was repaid with cash of $100,000. At September 30, 2005, the balance on the note payable was $0.

In February 2004, the Company authorized a private debt offering of secured 12% and 15% promissory notes with due dates one year from the date of issuance, within sixty days of the Company's SB-2 becoming effective or upon the Company receiving an equity investment of at least $15,000,000. For each loan to the Company, the lender was also entitled to 20,000 shares of the Company's common stock. During the twelve months ended December 31, 2004, the Company issued an aggregate of $2,400,000 promissory notes and issued 560,000 common shares. The shares were treated as a discount to the private offering, the shares were valued at $434,000 based on the market price on the dates the funds were received and the discount is being amortized over the life of the notes. $1,000,000 of these notes were settled on May 16, 2005 via a Settlement Agreement which converted the entire amount of the note into common stock at a per share price of $0.14. The Company recognized a loss on the conversion of $540,000. At September 30, 2005, the balance on theses notes payable was $1,400,000 which is currently in default. Accrued interest of $364,192 was paid on the $1,400,000 note in August 2005 via a Settlement Agreement which converted the accrued interest on the note to common stock at a per share price of $.054. Unpaid interest on the note at September 30, 2005 was $20,712. These notes are secured with the assets of the Company.

On February 27, 2004, the Company borrowed $500,000 under a 12% secured subordinated debenture for a maximum term of 12 months. As additional consideration, the Company issued to the holder 200,000 shares of common stock having a fair value of $284,000. The shares were treated as a discount to the debenture and the discount is being amortized over the life of the debenture. This note was settled on May 16, 2005 via a Settlement Agreement which converted the entire amount of the note into common stock at a per share price of $0.14. The Company recognized a loss on the conversion of $265,500. (See Note 3)

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

On April 7, 2004, the Company borrowed $500,000 under a 15% promissory note which was initially payable on December 15, 2004 and subsequently became payable on March 31, 2005 per a conversion option agreement dated November 10, 2004 that entitles the note holder to convert the amount of the note into shares of stock at a per share price of $0.10; the conversion option was treated as a $216,000 discount to the debenture and the discount was amortized over the life of the conversion option agreement. In addition, the note holder is entitled to a Stock Purchase Warrant for 200% of the number of shares obtained in the conversion at a warrant exercise price of $0.10. The note was secured with the assets of the Company. On March 22, 2005, the note was paid in full via a Conversion Agreement which converted the entire amount of the note into common stock at a per share price of $0.10 and the Company issued 11,630,138 warrants exercisable at $0.10 per share. The Company recognized a loss on the conversion of $130,411. (See Note 3)

On May 7, 2004, the Company borrowed $100,000 under a 15% promissory note. As additional consideration, the Company issued the holder 40,000 shares of common stock having a fair value of $55,200. The shares were treated as a discount to the note and the discount is being amortized over the life of the note. The note was fully paid off as of September 30, 2005.

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

On June 21, 2004, the Company borrowed $1,500,000 under a 15% promissory note, which was payable no later than June 22, 2005. As additional consideration, the Company issued the holder 60,000 shares of common stock having a fair value of $67,800. The shares were treated as a discount to the note and the discount is being amortized over the life of the note. As consideration for the Chairman’s personal guaranty of note, the Company compensated the Chairman $50,000. This note was settled on April 11, 2005 via a Settlement Agreement which converted the entire amount of the note into common stock at a per share price of $0.17. The Company recognized a loss on the conversion of $716,933.

On July 28, 2004, the Company borrowed $500,000 under a 15% promissory note which is payable on July 28, 2005. As consideration for a Director's personal guaranty of note, the Company issued the Director 800,000 shares of common stock having a fair value of $832,000. The principal and accrued interest due on this note as of September 30, 2005 was $568,698. This note is currently in default.

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

On October 20, 2004, the Company entered into a Bridge Loan Agreement with Hazinu Ltd. pursuant to which the Lender advanced the principal amount of $300,000 to the Company on October 21, 2004 in exchange for (i) a 10% secured promissory note in such principal amount, (ii) 500,000 shares of our common stock, and (iii) warrants to purchase 500,000 shares of our common stock at an exercise price of $0.50 per share. The value of the shares and warrants of $152,500 and $147,500, respectively were treated as a discount to the note and the discount is being amortized over the life of the note. The note was due December 31, 2004 and during December 2004, the entire note was repaid with cash. At September 30, 2005, the outstanding balance on the convertible debenture was $0.

On October 27, 2004, the Company entered into a Bridge Loan Agreement with JM Investors, LLC, Fenmore Holdings, LLC, Viscount Investments Limited and Congregation Mishkan Sholom pursuant to which the Lenders advanced an aggregate principal amount of $300,000 to the Company on October 28, 2004 in exchange for (i) 10% secured promissory notes in such aggregate principal amount, (ii) 500,000 shares of our common stock and (iii) warrants to purchase an aggregate of 500,000 shares of our common stock at an exercise price of $0.50 per share. The value of the shares and warrants of $152,500 and $147,500, respectively were treated as a discount to the note and the discount is being amortized over the life of the note. The note was due December 31, 2004 and during December 2004, the entire note was repaid with cash. At September 30, 2005, the outstanding balance on the convertible debenture was $0.

On December 13, 2004, the Company entered into a Bridge Loan Agreement with 15 various entities pursuant to which the Lenders advanced an aggregate principal amount of $1,160,000 to the Company on December 16, 2004 in exchange for (i) 8% secured promissory notes in such aggregate principal amount, (ii) 250,000 shares of our common stock and (iii) warrants to purchase an aggregate of 16,312,461 shares of our common stock at exercise prices ranging from $0.10 to $1.00 per share. The value of the shares and warrants of $60,000 and $1,100,000, respectively were treated as a discount to the note and the discount is being amortized over the life of the note. The note is due December 16, 2005 and is currently in default.

On December 28, 2004, the Company entered into a Bridge Loan Agreement with 14 various entities pursuant to which the Lenders advanced an aggregate principal amount of $1,000,000 to the Company on January 6, 2005 in exchange for (i) 8% secured promissory notes in such aggregate principal amount, (ii) 500,000 shares of our common stock and (iii) warrants to purchase an aggregate of 4,4687,485 shares of our common stock at an exercise price of $0.10 per share. The value of the shares and warrants of $370,000 and $630,000, respectively were treated as a discount to the note and the discount is being amortized over the life of the note. The note is due December 28, 2005 and is currently in default.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

On January 27, 2005, the Company borrowed $300,000 from Timothy Roberts, the Company’s Chairman, under a 15% promissory note, which was payable no later than April 27, 2005. This note was settled on June 13, 2005 via a Settlement Agreement which converted the entire amount of the note into common stock at a per share price of $0.10. The Company recognized a loss on the conversion of $95,616.

On January 28, 2005, the Company borrowed $135,000 under a 17% promissory note, which was payable no later than March 29, 2005. On September 15, 2005, the entire amount of the note was converted at a per share price of $0.05. The Company recognized a loss on the conversion of $16,926.

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

On March 21, 2005, the Company borrowed $200,000 under a 17% promissory note, which was payable no later than May 20, 2005. This note was settled on June 10, 2005 via a Conversion Agreement which converted the entire amount of the note into common stock at a per share price of $0.10. The Company recognized a loss on the conversion of $62,263.  In conjunction with the conversion, the Company issued 6,226,359 warrants at an exercise price of $0.10 per share.  (See Note 6b)

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

On April 7, 2005, the Company borrowed $300,000 under a 12% promissory note, which was payable no later than August 5, 2005. On September 15, 2005, the entire amount of the note was converted at a per share price of $0.05. The Company recognized a loss on the conversion of $19,040.

On April 29, 2005, the Company borrowed $200,000 under a 17% promissory note, which was payable no later than July 28, 2005. On September 15, 2005, the entire amount of the note was converted at a per share price of $0.05. The Company recognized a loss on the conversion of $12,693.

On June 13, 2005, the Company borrowed $68,000 under a 17% promissory note, which was payable no later than August 12, 2005. On September 15, 2005, the entire amount of the note was converted at a per share price of $0.05. The Company recognized a loss on the conversion of $4,315.

On June 30, 2005, the Company borrowed $100,000 under a 17% promissory note, which is unsecured and was payable no later than September 28, 2005. On August 11, 2005, the entire amount of the note was converted at a per share price of $0.05. The Company recognized no gain or loss on the conversion.

On September 7, 2005, the Company borrowed $50,000 under a 15% promissory note, which is unsecured and was payable no later than November 7, 2005. The note and interest are currently in default.

On September 7, 2005, the Company borrowed $50,000 under a 15% promissory note, which is unsecured and was payable no later than November 7, 2005. The note and interest are currently in default.

On September 13, 2005, the Company borrowed $40,000 under a 15% promissory note, which is unsecured and was payable no later than November 13, 2005. The note and interest are currently in default.

On September 19, 2005, the Company borrowed $100,000 under a 15% promissory note, which is unsecured and is payable no later than November 19, 2005.

Notes payable - face value	$4,300,000
Notes payable - discount	489,561

$3,810,439

The discount from the face value of the promissory notes is being amortized over the life of the promissory notes as additional interest expense. During the nine month period ended September 30, 2005, the nine month period ended September 30, 2004 and the period from December 9, 2002 (Inception) to September 30, 2005, the Company has recorded interest expense from the discounts of $2,923,535, $915,569 and $5,085,338, respectively.

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

During March 2005, the Company issued 1,722,453 shares of common stock for consulting services with a fair value of $558,847 ($0.32 per share) of which $19,665 was considered deferred compensation.

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

During July 2005, the Company issued 500,000 shares of common stock for consulting services with a fair value of $50,000 ($0.10 per share) of which $10,000 was considered deferred compensation.

During July 2005, the Company issued 32,000 shares of common stock for consulting services with a fair value of $3,072 ($0.096 per share).

During July 2005, the Company issued 22,000 shares of common stock for consulting services with a fair value of $1,851 ($0.084 per share).

During July 2005, the Company issued 72,223 shares of common stock for consulting services with a fair value of $6,500 ($0.09 per share).

During July 2005, the Company issued 50,000 shares of common stock for consulting services with a fair value of $4,302 ($0.086 per share).

During July 2005, the Company issued 50,000 shares of common stock to employees with a fair value of $5,000 ($0.10 per share).

During July 2005, the Company issued 2,767,036 shares of common stock to employees with a fair value of $195,292 ($0.07 per share).

During August 2005, the Company issued 182,799 shares of common stock to employees with a fair value of $12,796 ($0.07 per share).

During August 2005, the Company issued 100,000 shares of common stock to employees with a fair value of $6,500 ($0.65 per share).

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

During August 2005, the Company issued 1,891,655 shares of common stock to executives with a fair value of $132,416 ($0.07 per share) as compensation.

During August 2005, the Company issued 150,000 shares of common stock for consulting services with a fair value of $10,500 ($0.07 per share) as compensation.

During August 2005, the Company issued 492,940 shares of common stock for consulting services with a fair value of $39,435 ($0.08 per share) as compensation.

During August 2005, the Company issued 333,340 shares of common stock for consulting services with a fair value of $30,000 ($0.09 per share) as compensation.

During August 2005, the Company issued 86,667 shares of common stock for consulting services with a fair value of $6,500 ($0.075 per share) as compensation.

During August 2005, the Company issued 250,000 shares of common stock for consulting services with a fair value of $15,000 ($0.06 per share).

During August 2005, the Company issued 100,000 shares of common stock to an employee with a fair value of $7,000 ($0.07 per share).

During August 2005, the Company issued 2,399,879 shares of common stock for consulting services with a fair value of $167,992 ($0.07 per share) of which $140,000 was considered deferred compensation.

During August 2005, the Company issued 62,500 shares of common stock for consulting services with a fair value of $5,625 ($0.09 per share).

During August 2005, the Company issued 53,571 shares of common stock for consulting services with a fair value of $3,214 ($0.06 per share).

During August 2005, the Company issued 750,000 shares of common stock for consulting services with a fair value of $52,500 ($0.07 per share).

During August 2005, the Company issued 2,600,000 shares of common stock to employees with a fair value of $182,000 ($0.07 per share).

During August 2005, the Company issued 5,000,000 shares of common stock to a Director with a fair value of $350,000 ($0.07 per share).

During August 2005, the Company issued 10,000,000 shares of common stock to the CEO with a fair value of $700,000 ($0.07 per share).

During September 2005, the Company issued 250,000 shares of common stock for consulting services with a fair value of $15,000 ($0.06 per share).

During September 2005, the Company issued 1,629,027 shares of common stock for consulting services with a fair value of $81,451 ($0.05 per share) of which $27,505 was considered deferred compensation.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

During September 2005, the Company issued 5,415,729 shares of common stock to employees with a fair value of $297,865 ($0.055 per share) of which $85,758 was considered deferred compensation.

During September 2005, the Company issued 3,045,708 shares of common stock to employees with a fair value of $152,286 ($0.05 per share) of which $44,648 was considered deferred compensation.

During September 2005, the Company issued 3,977,894 shares of common stock to employees with a fair value of $179,005 ($0.045 per share) of which $50,058 was considered deferred compensation.

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

During August 2005, the Company issued 2,549,075 shares of common stock with a fair value of $229,417 ($0.09 per share) in settlement of the 2005 rent for the Sarasota office. Of this amount $52,631 was considered deferred compensation. The Company recognized no gain or loss on the settlement of this vendor payable.

During August 2005, the Company issued 368,375 shares of common stock with a fair value of $29,470 ($0.08 per share) in settlement of a vendor payable. The Company recognized no gain or loss on the settlement of this vendor payable.

During September 2005, the Company settled the outstanding amounts plus related legal fees with Biostar by issuing 6,361,113 shares of common stock with a fair value of $311,695 on the date of settlement.  A gain of $25,444 was recognized on the settlement.  The shares were issued under a court ordered settlement pursuant to 3(a)(10) under the Securities Act of 1933.

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

During August 2005, the Company issued 7,114,667 shares to a note payable holder for accrued interest on the note with a fair value of $384,192 ($0.054 per share). The Company recognized no gain or loss on this transaction.

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

On August 11, 2005, the Company issued 2,096,623 shares of common stock to convert a note payable with a fair value of $104,831 ($0.05 per share). The Company recognized no gain or loss on the conversion of this note.

On September 15, 2005, the Company issued 12,882,049 shares of common stock to convert three notes payable with a fair value of $608,054 ($0.0472 per share). The Company recognized a loss of $36,048 on the conversion of these notes.

On September 15, 2005, the Company issued 3,385,259 shares of common stock to convert a note payable with a fair value of $152,337 ($0.045 per share). The Company recognized a loss of $16,926 on the conversion of this note.

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

(M) Obligation to Reserve Stock

As of September 30, 2005, the Company had an obligation to reserve 60,879,731 shares of common stock issuable upon conversion of debentures. In addition, as of September 30, 2005, the Company had outstanding warrants totaling 53,889,731 shares of common stock.

(N) Amendment to Articles of Incorporation

On February 24, 2005, the Company amended its Articles of Incorporation to provide for an increase in its authorized share capital. The authorized capital stock increased to 600,000,000 common shares at a par value of $0.0001 per share.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 4 INCOME TAXES

Income tax expense (benefit) is summarized as follows:

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004	December 9, 2002 (Inception) through September 30, 2005
Current:
Federal	$-	$-	$-
State	-	-	-
Deferred - Federal and State	-	-	-

Income tax expense (benefit)	$-	$-	$-

The Company's tax expense differs from the "expected" tax expense as follows:

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004	December 9, 2002 (Inception) through September 30, 2005

U.S. Federal income tax expense (benefit)	$(9,090,875)	$(8,609,842)	$(21,958,576)
Effect on net operating loss carryforward	9,090,875	8,609,842	21,958,576

	$-	$-	$-

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	September 30, 2005 (Unaudited)	December 31, 2004
Deferred tax assets:
Net operating loss carry forward	$21,958,576	$12,867,701
Total gross deferred tax assets	21,958,576	12,867,701
Less valuation allowance	(21,958,576)	(12,867,701)

Net deferred tax assets	$-	$-

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

At September 30, 2005, the Company had a net operating loss carry forward of $62,738,788 for U.S. Federal income tax purposes available to offset future taxable income expiring through 2025. The net change in the valuation allowance during the nine months ended September 30, 2005 was an increase of $9,090,875.

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

March 30, 2004	$50,000
September 30, 2004	50,000
September 30, 2004	125,000

Total	$225,000

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

As the Company has not commenced sales of the game system and there is no definitive way to determine the future economic benefit associated with the payments for the guaranteed license fees, the company has expensed the guaranteed license fees as incurred. From December 9, 2002 (inception) through September 30, 2005, $225,000 of guaranteed license fees had been accrued and reported on the accompanying financial statements.

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

As the company has not commenced sales of the game system and there is no definitive way to determine the future economic benefit associated with the advance payments, the company has expensed the advance royalty payments as incurred. From December 9, 2002 (inception) through September 30, 2005, $25,000 of guaranteed license fees had been accrued and reported on the accompanying financial statements.

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

As the company has not commenced sales of the game system and there is no definitive way to determine the future economic benefit associated with the advance payments, the company has expensed the advance royalty payments as incurred. From December 9, 2002 (inception) through September 30, 2005, $500,000 of guaranteed license fees had been accrued and reported on the accompanying financial statements.

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

In addition, Infinium incurs royalty fees with respect to each unit of product distributed. These per unit royalty fees shall be applied against the aforementioned advance royalty payments. Once the advance royalty payments have been earned down and recouped by Infinium, then Infinium shall pay directly to Eidos the per unit royalty fees for every unit of product it distributes. The per unit royalty fee ranges from 25% to 50% of Infinium’s net receipts

As the company has not commenced sales of the game system and there is no definitive way to determine the future economic benefit associated with the advance payments, the company has expensed the advance royalty payments as incurred. From December 9, 2002 (inception) through September 30, 2005, $125,000 of guaranteed license fees had been accrued and reported on the accompanying financial statements.

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

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

Enlight Inc. (continued)
As the company has not commenced sales of the game system and there is no definitive way to determine the future economic benefit associated with the advance payments, the company has expensed the advance royalty payments as incurred. From December 9, 2002 (inception) through September 30, 2005, $10,000 of guaranteed license fees had been accrued and reported on the accompanying financial statements.

In the event that the per unit royalty fees exceed the advance royalty payments, those per unit royalty fees will be expensed as incurred. Accordingly, the corresponding revenue related to the product distribution will be recognized as earned. The Company is currently in default of this agreement.

(B) Development Agreement

The company has a development agreement dated October 11, 2004 in place with BIOSTAR for the Phantom Game Receiver mainboard and graphics adapter. Terms are: $156,000 due at signing; $78,000 due before ship of pilot production units from Biostar; $78,000 due on acceptance of pilot units. The end design product will be wholly owned by the company. This work is ongoing. From December 9, 2002 (inception) through September 30, 2005, $337,139 of expenses have been accrued and reported on the accompanying financial statements. During September 2005, the Company settled the outstanding amounts plus related legal fees with Biostar by issuing 6,361,113 shares of common stock with a fair value of $311,695 on the date of settlement. A gain of $25,444 was recognized on the settlement. The shares were issued under a court ordered settlement pursuant to 3(a)(10) under the Securities Act of 1933.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

(C) Litigation

CDW Corporation v. Infinium Labs Corporation, No. 05-M1-131484. In May 2005, CDW sued Infinium in the Circuit Court of Cook County, Illinois, alleging breach of contract and seeking damages in the amount of $26,958.24. Infinium is in the process of replacing local counsel. The Company has recorded $25,737 in accounts payable related to vendor payments due CDW Corporation.

Black Rocket Euro RSCG, LLC v. Infinium Labs, Inc., No. 2005 CA 5008 NC. In May 2005, Black Rocket sued Infinium in the Circuit Court for Sarasota County, Florida, alleging breach of contract and seeking damages in the amount of $95,272.00. Infinium is defending itself vigorously in this suit. The Company has recorded $95,272 in accounts payable related to vendor payments due Black Rocket Euro RSCG, LLC.

Beshara v. Infinium Labs Corporation, No. 2005 CA 5103 NC. In May 2005, Beshara sued Infinium in the Circuit Court for Sarasota County, Florida, alleging default of a promissory note and seeking damages of approximately $1,400,000.00. Infinium expects to enter into a negotiated settlement with Beshara.  On October 25, 2005, the Company settled accrued interest through October 31, 2005, together with reasonable attorneys’ fees, in the amount of $384,192 through issuance of 7,114,667 shares of the Company’s stock.

Baytree Associates, Inc. v. Infinium Labs, Inc. No. 2004 CA 11716 NC.  In December 2004, Baytree sued Infinium in the Circuit Court for Sarasota County, Florida, alleging breach of contract and seeking damages in the amount of $54,391.95.  On October 7, 2005, an order granting Baytree’s motion for default judgment was entered in the aforementioned court.  As Infinium maintains it was not properly served, Infinium will seek to set aside this judgment.

SBI USA, LLC v. Infinium Labs, Inc. No. 05CC10694.  In November 2005, SBI USA, LLC, sued Infinium in the Superior Court of California, Orange County, alleging breach of contract and seeking damages in the amount of $58,000.  The Company plants to vigorously defend against this lawsuit.

Infinium Labs, Inc. v. Digital Interactive Streams, Inc., No. 2004 CA 8193 NC. In August 2004 Infinium sued DiStream alleging breach of a settlement agreement and conversion and seeking damages of an unspecified amount. The parties currently are conducting discovery.

In the Matter of Certain Fax Blasts, SF-2926. In approximately January 2005, we received subpoenas for documents from the Securities and Exchange Commission (“SEC”) in an investigation entitled In the Matter of Certain Fax Blasts.  In compliance with other SEC issued subpoenas, several former employees, including our Chairman of the Board of Directors, have given testimony to the SEC’s staff while several current employees have participated in off-record interviews with the SEC staff.  Additionally, Timothy M. Roberts, the Company's Chairman of the Board of Directors, has received a “Wells Notice” from the staff of the U.S. Securities and Exchange Commission (please see the Company’s 8-K filing on October 28, 2005 for more information).   The Company is unable to determine what, if any, actions may result from the ongoing investigation.

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

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

(D) Licenses

As detailed above in Note 5 (A), the Company has entered into agreements with a number of publishers to provide content for our Phantom Game Service. These agreements provide that we pay an advance to each publisher, which is recoupable by us against future royalties payable to these publishers under their respective agreements. As of September 30, 2005, the Company currently owes an aggregate of $845,000 to these publishers pursuant to these agreements and, if we fail to pay these advances, these agreements may be terminated.

(E) Payroll Taxes

The Company has accrued applicable employment taxes for individuals that were initially deemed and paid as independent contractors during the two months ended December 31, 2003 and the three months ended March 31, 2004 but, subsequently, reclassified as employees by the Company. In addition, the Company has recorded our estimate for interest and penalties that are due for the Company’s failure to timely file and pay taxes for these individuals as well as for the Company’s failure to timely file and pay payroll taxes for the third and fourth quarters of 2004 and the first, second and third quarter of 2005. The amount recorded in accrued payroll and payroll taxes consists of the following:

	As of	As of
	September 30, 2005	December 31, 2004
	(unaudited)
Payroll	$0	$0
Payroll taxes	2,150,143	1,117,957
Penalties and interest	1,067,864	547,812
Accrued payroll and payroll taxes	$3,218,007	$1,665,769

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 6 STOCK OPTIONS AND WARRANTS

(A) Stock Options Issued Under Qualified Stock Option Plan

The Company's 2004 Omnibus Incentive Compensation Plan required shareholder consent which has not been obtained and will not be requested.  As such, any options granted under the Plan are not effective.

(B) Warrants Issued and Outstanding

Stock Purchase Warrants

For the nine months ended September 30, 2005, the Company granted warrants to purchase 6,226,359 shares of common stock in conjunction with a note payable settlement valued at $594,429. The Company recognized a loss on the settlement for these warrants based on the fair value of the warrants on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of zero; expected volatility of 175%, risk-free interest rate of 3.84%; expected life of five years.
	September 30, 2005	December 31, 2004
Warrants for common stock issued to an investor. The term of the warrants are five years expiring November 10, 2009. The warrants are exercisable at $0.10 per share	5,873,288	5,107,081

Warrants for common stock issued to an investor. The term of the warrants are five years expiring November 10, 2009. The warrants are exercisable at $0.10 per share.	11,630,138	8,722,604

Warrants for common stock issued to note holders. The term of the warrants are five years expiring October 22, 2009. The warrants are exercisable at $0.50 per share.	500,000	500,000

Warrants for common stock issued to note holders. The term of the warrants are five years expiring October 27, 2009. The warrants are exercisable at $0.50 per share.	500,000	500,000

Warrants for common stock issued to note holders. The term of the warrants are five years expiring December 31, 2009. The warrants are exercisable at $0.26667 per share.	5,437,487	5,437,487

Warrants for common stock issued to note holders. The term of the warrants are five years expiring December 31, 2009. The warrants are exercisable at $0.75 per share.	5,437,487	5,437,487

Warrants for common stock issued to note holders. The term of the warrants are five years expiring December 31, 2009. The warrants are exercisable at $1.00 per share.	5,437,487	5,437,487

Warrants for common stock issued to note holders. The term of the warrants are five years expiring December 31, 2009. The warrants are exercisable at $0.10 per share.	4,687,485	4,687,485

Warrants for common stock issued to an investor. The term of the warrants are five years expiring June 10, 2010. The warrants are exercisable at $0.10 per share.	6,226,359	-

Warrants for common stock issued to an investor. The term of the warrants is three years expiring September 19, 2008. The warrants are exercisable at $0.10 per share.	8,160,000	-

Total	53,889,731	35,829,631

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 7 GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no sales and has recurring losses from inception of $62,738,784, has a working capital deficiency of $11,012,265, a stockholders’ deficiency of $10,453,139 and has a negative cash flow from operations of $15,214,315 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding, settle notes payable currently in default and implement its business plan provide the opportunity for the Company to continue as a going concern.

NOTE 8 RELATED PARTY TRANSACTIONS

On January 27, 2005, the Company borrowed $300,000 from Timothy Roberts, the Company’s Chairman, under a 15% promissory note, which was payable no later than April 27, 2005. This note was settled on June 13, 2005 via a Settlement Agreement which converted the entire amount of the note into common stock at a per share price of $0.10. The Company recognized a loss on the conversion of $95,616.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 9 SUBSEQUENT EVENTS

(A) Common Stock Issuances

During October 2005, the Company issued 264,822 shares of common stock for consulting services with a fair value of $11,917 ($.045 per share).

During October 2005, the Company issued 500,000 shares of common stock for consulting services with a fair value of $15,000 ($.03 per share).

During October 2005, the Company issued 1,536,850 shares of common stock for consulting services with a fair value of $33,811 ($.022 per share).

During October 2005, the Company issued 16,163,070 shares of common stock to employees with a fair value of $323,261 ($.02 per share).

During October 2005, the Company issued 7,246,455 shares of common stock with a fair value of $217,394 ($.03 per share) in settlement of notes and accrued interest.  The shares were issued under a court ordered settlement pursuant to 3(a)(10) under the Securities Act of 1933.

During November 2005, the Company issued 998,991 shares of common stock for consulting services with a fair value of $25,374 ($.025 per share).

During November 2005, the Company issued 2,107,428 shares of common stock for consulting services with a fair value of $46,363 ($.022 per share).

During November 2005, the Company issued 6,380,900 shares of common stock for consulting services with a fair value of $127,618 ($.02 per share).

During November 2005, the Company issued 2,000,000 shares of common stock for consulting services with a fair value of $30,000 ($.015 per share).

During November 2005, the Company issued 141,537 shares of common stock to employees with a fair value of $3,595 ($.025 per share).

During November 2005, the Company issued 6,125,216 shares of common stock to employees with a fair value of $122,504 ($.02 per share).

During November 2005, the Company issued 7,948,856 shares of common stock with a fair value of $119,233 ($.015 per share) in settlement of notes and accrued interest.

During November 2005, the Company issued 1,134,775 shares of common stock with a fair value of $22,696 ($.02 per share) in full settlement of litigation against the company.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

(B) Notes Payable

On November 1, 2005, the Company borrowed $15,000 under a 15% promissory note, which is unsecured and is payable no later than January 1, 2006.

On November 7, 2005, the Company borrowed $25,000 under a 15% promissory note, which is unsecured and is payable on December 6, 2005. The note and interest are currently in default.

On December 9, 2005, a Promissory Note between the Company and Stephen A. Witzer, dated July 28, 2004 and disclosed in Form SB-2/A filed with the SEC on February 14, 2005, was assigned by Witzer to a director.  The terms of the Promissory Note were subsequently amended to provide that as of November 1, 2005, principal and accrued interest totaled $560,437.43.  With respect to the revised principal, commencing November 2, 2005, simple interest at a rate of fifteen percent (15%) per annum will accrue on a monthly basis until December 31, 2006 (maturity date), at which time the entire remaining principal and all accrued and unpaid interest are due in full.

(C) Litigation

Oracle USA, Inc. v. Infinium Labs, Inc., No. C05-5049. In December 2005, Oracle USA sued Infinium in the United States District Court, Northern District of California, San Francisco Division, alleging breach of contract and seeking damages in the amount of $198,818. Infinium will defend itself vigorously in this suit.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

ITEM 2. Plan of Operations

Forward Looking Statements

Certain information included in this Form 10-QSB contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements represent the Company’s expectations or beliefs, including, but not limited to, statements concerning its plans, strategies, operations and objectives. For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Words such as “may,”  “will,”“expect,”  “believe,”  “anticipate,”  “intend,”“could,”  “estimate” or “continue” or similar words are intended to identify forward-looking statements, although not all forward-looking statements are identified by those words. Forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company’s control. Actual results may differ materially depending on a variety of important factors such as those described in this Form 10-QSB. All forward-looking statements speak only as of the date of this Form 10-QSB. The Company has not undertaken to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

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

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

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

LIQUIDITY AND PLAN OF OPERATIONS

We have incurred recurring losses from operations since inception. Our loss from operations for the year ended December 31, 2004 was $33,819,787 and our loss from operations for the nine-months ended September 30, 2005 was $25,973,923. At September 30, 2005, we had a working capital deficit of $11,012,265 and an accumulated deficit of $62,738,784. In their report on our audited financial statements for the year ended December 31, 2004, our independent auditors expressed substantial doubt about our ability to continue as a going concern.

Our activities to date have been funded by equity and debt investments.  As of September, 2005, we had received approximately $3.6 million in equity investments and $13.5 million in debt and convertible debt financings.  At September 30, 2005, we were in default on payment of promissory notes aggregating $4,060,000 in principal amount, of which $1,400,000 is collateralized by a lien on our assets.  Our outstanding debt for borrowed money has generally been provided on a short-term basis, bears interest at rates ranging from 8% to 17% and, in many cases, was accompanied by the grant of common stock or warrants to purchase common stock, which contributed to the costs of the financings.  As of September 30, 2005, we have recorded an aggregate of $5,574,900 in debt discount, of which $5,085,338 was amortized as interest expense.   In connection with financings aggregating $2.16 million in December 2004, we committed to pay penalties of 2% per month for each month after an agreed upon period (approximately three months) during which we fail to cause a resale registration statement covering the underlying shares to be declared effective by the Securities and Exchange Commission.

We do not have sufficient cash to continue operations for the next 12 months and are in immediate need of additional capital to fund our plan of operation. We presently have no commitments for additional financing and may not be able to obtain such financing. To support our working capital needs pending receipt of sufficient financing, we are seeking to settle outstanding liabilities through issuance of equity, and anticipate continuing to grant common stock to fund payroll and certain other ongoing costs.  During the year ended December 31, 2004 and nine months ended September 30, 2005, we issued an aggregate of 19,215,321 and 59,968,478, respectively, shares of common stock in settlement of payroll and certain other ongoing costs, of which 12,118,601 and 39,168,478, respectively, shares were issued under a registration statement and are freely tradable.  Unless and until we receive sufficient financing, we expect to continue to be forced to rely on issuances of common stock under similar arrangements in settlement of payroll and such other costs.   Issuances of equity will dilute existing stockholder’s ownership and will have a depressive effect on our stock price, which will result in greater dilution for subsequent equity issuances and further downward pressure on our stock price.  If we are unable to

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

obtain additional financing as and when needed, we will need to scale back and/or reprioritize our planned operations, our assets may be foreclosed upon by secured lenders and we may be forced to cease operations completely.

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

Completing Development of the Phantom Game Receiver and Streaming Game Technology - The Phantom Game Receiver was originally intended for retail launch in 2004 and its design was based upon that premise. We are currently in the process of revising and updating the hardware to take advantage of newer technology to ensure that the product is technically compelling and that we are able to have an adequate supply of components.  We have engaged third parties to assist with product engineering and design work.  Due to working capital shortages, efforts by these groups on our behalf have been delayed.  At September 30, 2005, the Company owed Walter Dorwin Teague Associates, one such firm, $46,660, which continues to be outstanding.  In addition, we plan to refine and improve upon our streaming techniques in order to reduce download times, enhance our user interface that allows customers to browse through lists of games and make purchases, and continue our modifications and enhancements to the Windows XP Embedded operating system.

Acquiring Rights to Game Content - As a consequence of our capital shortfalls, we have defaulted in payment on some of our agreements with game publishers.  Our agreements with game distributors generally provide us with the right on a non-exclusive basis to distribute games through our Phantom Game Service in exchange for royalties on net sales.  In some cases, we are required to make upfront payments, which in some cases, can be applied against future royalties.  At September 30, 2005, we were party to agreements with a number of distributors, of which six required upfront payments, the amount of which totaled $1,085,000.  As of September 30, 2005, we had made a total of $240,000 in upfront payments and the balance was in default. We have not been notified by any publishers of intent to revoke distribution rights. The agreements generally have a duration of a few years, with the earliest expiring in December 2005, and require renegotiation to extend the term beyond the initial expiration date.  Unless and until we receive additional financing, we are not planning to seek to enter into additional agreements of this nature. Our past defaults may adversely affect the willingness of these parties to renew the agreements if and when needed.

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

 INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

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

In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

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

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings:

CDW Corporation v. Infinium Labs Corporation, No. 05-M1-131484. In May 2005, CDW sued Infinium in the Circuit Court of Cook County, Illinois, alleging breach of contract and seeking damages in the amount of $26,958.24. Infinium is in the process of replacing local counsel. The Company has recorded $25,737 in accounts payable related to vendor payments due CDW Corporation.

Black Rocket Euro RSCG, LLC v. Infinium Labs, Inc., No. 2005 CA 5008 NC. In May 2005, Black Rocket sued Infinium in the Circuit Court for Sarasota County, Florida, alleging breach of contract and seeking damages in the amount of $95,272.00. Infinium is defending itself vigorously in this suit. The Company has recorded $95,272 in accounts payable related to vendor payments due Black Rocket Euro RSCG, LLC.

Beshara v. Infinium Labs Corporation, No. 2005 CA 5103 NC. In May 2005, Beshara sued Infinium in the Circuit Court for Sarasota County, Florida, alleging default of a promissory note and seeking damages of approximately $1,400,000.00. Infinium expects to enter into a negotiated settlement with Beshara.  On October 25, 2005, the Company settled accrued interest through October 31, 2005, together with reasonable attorneys’ fees, in the amount of $384,192 through issuance of 7,114,667 shares of the Company’s stock.

Baytree Associates, Inc. v. Infinium Labs, Inc. No. 2004 CA 11716 NC.  In December 2004, Baytree sued Infinium in the Circuit Court for Sarasota County, Florida, alleging breach of contract and seeking damages in the amount of $54,391.95.  On October 7, 2005, an order granting Baytree’s motion for default judgment was entered in the aforementioned court.  As Infinium maintains it was not properly served, Infinium will seek to set aside this judgment.

SBI USA, LLC v. Infinium Labs, Inc. No. 05CC10694.  In November 2005, SBI USA, LLC, sued Infinium in the Superior Court of California, Orange County, alleging breach of contract and seeking damages in the amount of $58,000.  The Company plants to vigorously defend against this lawsuit.

Infinium Labs, Inc. v. Digital Interactive Streams, Inc., No. 2004 CA 8193 NC. In August 2004 Infinium sued DiStream alleging breach of a settlement agreement and conversion and seeking damages of an unspecified amount. The parties currently are conducting discovery.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

In the Matter of Certain Fax Blasts, SF-2926. In approximately January 2005, we received subpoenas for documents from the Securities and Exchange Commission (“SEC”) in an investigation entitled In the Matter of Certain Fax Blasts.  In compliance with other SEC issued subpoenas, several former employees, including our Chairman of the Board of Directors, have given testimony to the SEC’s staff while several current employees have participated in off-record interviews with the SEC staff.  Additionally, Timothy M. Roberts, the Company's Chairman of the Board of Directors, has received a “Wells Notice” from the staff of the U.S. Securities and Exchange Commission (please see the Company’s 8-K filing on October 28, 2005 for more information).   The Company is unable to determine what, if any, actions may result from the ongoing investigation.

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

During July 2005, the Company issued 2,549,075 shares of common stock with a fair value of $229,417 ($0.09 per share) in settlement of the 2005 rent for the Sarasota office. The Company recognized no gain or loss on the settlement of this vendor payable. The shares were issued under a court ordered settlement pursuant to 3(a)(10) under the Securities Act of 1933.

During August 2005, the Company issued 368,375 shares of common stock with a fair value of $29,470 ($0.08 per share) in settlement of a vendor payable. The Company recognized no gain or loss on the settlement of this vendor payable. The shares were issued under a court ordered settlement pursuant to 3(a)(10) under the Securities Act of 1933.

On August 11, 2005, the Company issued 2,096,623 shares of common stock to convert a note payable with a fair value of $104,831 ($0.05 per share). The Company recognized no gain or loss on the conversion of this note. The shares were issued under a court ordered settlement pursuant to 3(a)(10) under the Securities Act of 1933.

On August 18, 2005, the Company issued 750,000 shares of common stock for consulting services with a fair value of $52,500 ($0.07 per share).

On August 18, 2005, the Company issued 2,600,000 shares of common stock to employees with a fair value of $182,000 ($0.07 per share).

On August 18, 2005, the Company issued 5,000,000 shares of common stock to a Director with a fair value of $350,000 ($0.07 per share).

On August 18, 2005, the Company issued 10,000,000 shares of common stock to the CEO with a fair value of $700,000 ($0.07 per share).

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

During August 2005, the Company issued 7,114,667 shares to a note payable holder for accrued interest and related legal fees on the note with a fair value of $384,192 ($0.054 per share). The Company recognized no gain or loss on this transaction. The shares were issued under a court ordered settlement pursuant to 3(a)(10) under the Securities Act of 1933.

During September 2005, the Company settled the outstanding amounts plus related legal fees with Biostar by issuing 6,361,113 shares of common stock with a fair value of $311,695 on the date of settlement.  A gain of $25,444 was recognized on the settlement.  The shares were issued under a court ordered settlement pursuant to 3(a)(10) under the Securities Act of 1933. The shares were issued under a court ordered settlement pursuant to 3(a)(10) under the Securities Act of 1933.

On September 15, 2005, the Company issued 12,882,049 shares of common stock to convert three notes payable with a fair value of $644,102 ($0.05 per share). The Company recognized a loss of $36,048 on the conversion of these notes. The shares were issued under a court ordered settlement pursuant to 3(a)(10) under the Securities Act of 1933.

On September 15, 2005, the Company issued 3,385,259 shares of common stock to convert a note payable with a fair value of $169,263 ($0.05 per share). The Company recognized a loss of $16,926 on the conversion of this note. The shares were issued under a court ordered settlement pursuant to 3(a)(10) under the Securities Act of 1933.

Item 3.
Defaults upon Senior Securities:

In February 2004, the Company authorized a private debt offering of secured 12% and 15% promissory notes with due dates one year from the date of issuance, within sixty days of the Company's SB-2 becoming effective or upon the Company receiving an equity investment of at least $15,000,000. For each loan to the Company, the lender was also entitled to 20,000 shares of the Company's common stock. During the twelve months ended December 31, 2004, the Company issued an aggregate of $2,400,000 promissory notes and issued 560,000 common shares. The shares were treated as a discount to the private offering, the shares were valued at $434,000 based on the market price on the dates the funds were received and the discount is being amortized over the life of the notes. $1,000,000 of these notes were settled on May 16, 2005 via a Settlement Agreement which converted the entire amount of the note into common stock at a per share price of $0.14. The Company recognized a loss on the conversion of $540,000. At September 30, 2005, the balance on theses notes payable was $1,400,000 which is currently in default. Accrued interest of $364,192 was paid on the $1,400,000 note in August 2005 via a Settlement Agreement which converted the accrued interest on the note to common stock at a per share price of $.054. Unpaid interest on the note at September 30, 2005 was $20,712. These notes are secured with the assets of the Company.

On July 28, 2004, the Company borrowed $500,000 under a 15% promissory note which is payable on July 28, 2005. As consideration for a Director's personal guaranty of note, the Company issued the Director 800,000 shares of common stock having a fair value of $832,000. The principal and accrued interest due on this note as of September 30, 2005 was $568,698. This note is currently in default.

On December 13, 2004, the Company entered into a Bridge Loan Agreement with 15 various entities pursuant to which the Lenders advanced an aggregate principal amount of $1,160,000 to the Company on December 16, 2004 in exchange for (i) 8% secured promissory notes in such aggregate principal amount, (ii) 250,000 shares of our common stock and (iii) warrants to purchase an aggregate of 16,312,461 shares of our common stock at exercise prices ranging from $0.10 to $1.00 per share. The value of the shares and warrants of $60,000 and $1,100,000, respectively were treated as a discount to the note and the discount is being amortized over the life of the note. The note is due December 16, 2005 and is currently in default.

On December 28, 2004, the Company entered into a Bridge Loan Agreement with 14 various entities pursuant to which the Lenders advanced an aggregate principal amount of $1,000,000 to the Company on January 6, 2005 in exchange for (i) 8% secured promissory notes in such aggregate principal amount, (ii) 500,000 shares of our common stock and (iii) warrants to purchase an aggregate of 4,4687,485 shares of our common stock at an exercise price of $0.10 per share. The value of the shares and warrants of $370,000 and $630,000, respectively were treated as a discount to the note and the discount is being amortized over the life of the note. The note is due December 28, 2005 and is currently in default.

 INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

Item 4.
Submission of Matters to a Vote of Security Holders:

None.

Item 5.
Other Information:

On August 11, 2005, we issued 2,096,623 shares of common stock to James Beshara as per a court order settlement for full satisfaction of a promissory note with interest and penalties in the amount of $ 104,831. The shares were issued pursuant to 3(a)(10) under the Securities Act of 1933.

On September 15, 2005, we issued 12,882,049 shares of common stock to Fred Niedrich as per a court order settlement for full satisfaction of a promissory note with interest and penalties in the amount of $644,102. The shares were issued pursuant to 3(a)(10) under the Securities Act of 1933.

 On September 15, 2005, we issued 3,385,259 shares of common stock to Terry Taylor as per a court order settlement for full satisfaction of a promissory note with interest and penalties in the amount of $169,263. The shares were issued pursuant to 3(a)(10) under the Securities Act of 1933.

On September 9, 2005, we filed a registration statement on Form S-8 covering the 2005 Employee Compensation Plan - C. The compensation plan authorizes 40,000,000 shares of our common stock. Such shares may be issued to non-executive employees, consultants and professionals from time to time as authorized by our board of directors.

 INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

Item 6.
Exhibits and Reports on Form 8-K:

(a) Exhibits:

Exhibit No.	Exhibit Description	Location

10-1	15% Promissory Note between the Company and Edward Beshara, dated September 7, 2005.	Filed herewith

10-2	15% Promissory Note between the Company and Sharon Beshara, dated September 7, 2005.	Filed herewith

10-3	15% Promissory Note between the Company and Fred Niedrich, dated September 13, 2005.	Filed herewith

10-4	15% Promissory Note between the Company and Fred Niedrich, dated September 19, 2005.	Filed herewith

10-5	15% Promissory Note between the Company and Fred Niedrich, dated November 1, 2005.	Filed herewith

10-6	15% Promissory Note between the Company and Edward Beshara, dated November 7, 2005.	Filed herewith

10-7	15% Assignment of Promissory Note between Stephen A. Witzer, Trustee and Director, Richard Angelotti, dated December 9, 2005.	Filed herewith

10-8	Amendment to Promissory Note between the Company and Director, Richard Angelotti, dated December 9, 2005.	Filed herewith

31-1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed herewith

32-1	Section 1350 Certification	Filed herewith

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 7, 2005
INFINIUM LABS, INC.

By: /s/ Greg Koler

Greg Koler, Interim Chief Executive Officer and Chief Financial Officer