Form 10KSB/A
period 2004-12-31
INFINIUM LABS INC
filed 2006-02-10
CIK 1145019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

(Amendment No.2)
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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-KSB/A (“Form 10-KSB/A”) to Infinium Labs, Inc.’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, initially filed with the Securities and Exchange Commission (“SEC”) on April 20, 2005 (the “Original Filing”) and amended by amendment filed on December 20, 2005 ("Amendment No. 1"), is being filed to reflect responses to comments received from the SEC in connection with a review of our filings, as well as additional disclosure revisions deemed appropriate by current management. In addition, Amendment No. 1 was filed to reflect a restatement of our consolidated financial statements as of and for the year ended December 31, 2004, and the notes related thereto, as discussed in Note 3 to the Consolidated Financial Statements of Infinium Labs, Inc. and Subsidiary included in Item 7.

As previously disclosed in a Current Report on Form 8-K filed with the SEC on October 28, 2005, and as disclosed in the Explanatory Note to Amendment No. 1, our Board of Directors determined that our previously issued audited financial statements for the two months ended December 31, 2003 and the year ended December 31, 2004 should not be relied upon because they contain errors. The errors relate to (i) misclassifying employees as independent contractors in the fourth quarter of 2003 and the first quarter of 2004, and (ii) our failure to record sufficient loss contingency accruals in 2004 to cover possible monetary penalties and interest relating to our failure to file certain payroll and withholding tax returns and to satisfy required withholding and payroll tax obligations.

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

Product Benefits

Our Phantom Game Service is designed to provide the following benefits to publishers, retailers and consumers:

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

ITEM 2. DESCRIPTION OF PROPERTY

Our corporate headquarters are located in Sarasota, Florida in a 12,112 square foot office. Our lease for this office space expires on November 30, 2009 and our monthly rent expense for this office space is $21,644. In addition, we have leased 22,284 square feet of office in Seattle, Washington from which we oversee product development. Our lease for this space expires on August 30, 2006 and our monthly rent expense for this office space is $25,070. Due to shortages in working capital, we have from time to time defaulted in our obligation to make timely monthly rental payments. At December 31, 2004, we were current in our Sarasota rental payments and were approximately three months in arrears on our Seattle rental payments.

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

The parties entered into a settlement agreement whereby we agreed to pay SBI $55,000. To date this amount has not been made and as a result SBI has brought a new action in the Superior Court of California, Orange County, for breach of the settlement agreement and seeking damages of $58,000.00. The action was filed in November 2005 and served in February 2006.

KB Networks, Inc., Kyle Bennett and Steve Lynch v. Infinium Labs, Inc. and Timothy Roberts was filed on February 27, 2004 in the United States District Court for the Northern District of Texas, Dallas Division. The case bore the Cause Number 3:04-CV-423-D.

The parties to the proceeding are identified in the style set forth above. The Complaint asserted only claims for declaratory relief. The Complaint did not seek compensatory damages. The subject matter of the Complaint arose out of the publication by the Plaintiffs of an article about the Defendants on a website maintained by the Plaintiffs. That publication took place on September 17, 2003. Defendants sent the Plaintiffs cease and desist letters asserting that the article was defamatory in a number of respects. Defendants also asserted that the use of Infinium Labs, Inc.’s registered marks constituted a violation of the Lanham Act and otherwise constituted trademark infringement. The Original Declaratory Judgment Complaint was filed in order to obtain a declaratory judgment that the publication of the article was not defamatory and that the Plaintiffs’ use of Infinium Labs, Inc.’s trademarks in connection with the article did not constitute infringement and was an act of fair use.

Defendants filed a Motion to Dismiss the Complaint asserting that the Court lacked both subject matter and personal jurisdiction. Defendents consented to the question of personal jurisdiction. Consented to the exercise of personal jurisdiction and answered the Complaint. The District Court entered a declaratory judgment declaring that the Plaintiffs were not liable to the Defendants as a result of the publication of the article.

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

The following table sets forth for each of the Named Executive Officers certain information concerning stock options granted to them during fiscal 2004. Our Company has never issued stock appreciation rights. Our Company grants options that generally vest immediately at an exercise price equal to the fair market value of a share of common stock as determined by its closing price on the OTC Bulletin Board. The term of each option granted is generally five years from the date of grant. Options may terminate before their expiration dates if the optionee’s status as an employee is terminated or upon the optionee’s death or disability. All options granted in the table were granted pursuant to a plan that is subject to shareholder approval.

OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

Name	Number of Securities Underlying Options/ SARs Granted (#)	% of Total Options/ SARs Granted to Employees in Fiscal Year(1)	Exercise Price ($/Share)(2)	Expiration Date

Timothy Roberts	4,000,000	28%	$1.43	June 1, 2009
Kevin Bachus	4,000,000	28%	$0.53	June 1, 2009
Richard S. Skoba	1,500,000	11%	$0.53	June 1, 2009
Andrew Schneider	1,000,000	7%	$1.43	June 1, 2009
Tyrol R. Graham	1,000,000	7%	$0.53	June 1, 2009

(1)	The percentages are based on 14,155,000 total options granted to current employees
(2)	Determined based on the fair market value of the underlying shares on the date of a grant.

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

The promoters of our Company are our directors and officers.

ITEM 13. EXHIBITS

(a)	Exhibits.

Exhibit No.	Exhibit Description	Location

2-1	Agreement and Plan of Merger dated as of Filed herewith	Incorporated by Reference to Exhibit
	December 24, 2003 by and among Global Business	2-1 to Form 8-K filed with the SEC on
	Resources, Inc., Global Infinium Merger Sub, Inc.,	January 20, 2004
Infinium Labs Corporation and Peter J. Goldstein

3-1	Certificate of Incorporation	Incorporated by Reference to Exhibit
3-0 to Form SB-2 (Registration No.
333-67990) filed with the SEC on
August 20, 2001

3-2	Certificate of Amendment of Certificate of Incorporation	Incorporated by reference to Exhibit
3-2 to the Company's Form 10-KSB for
the year ended December 31, 2003 (the
"Form 10-KSB")

3-3	Certificate of Amendment of Certificate of Incorporation	Incorporated by reference to Exhibit
3-3 to the Company's Form 10-KSB for
the year ended December 31, 2003 (the
"Form 10-KSB")

3-4	By-laws	Incorporated by reference to Exhibit
3-4 to the Company's Form 10-KSB for
the year ended December 31, 2003 (the
"Form 10-KSB")

4-1	Stock Purchase Agreement dated as of January 22, 2004	Incorporated by reference to Exhibit
	between Infinium Labs, Inc. and SBI Brightline VI, LLC	4-1 to Form 8-K filed with the SEC on
January 26, 2004

4-2	Stock Purchase Agreement dated as of January 22, 2004	Incorporated by reference to Exhibit
	between Infinium Labs, Inc. and Infinium Investment	4-2 to Form 8-K filed with the SEC on
	Partners, LLC	January 26, 2004

4-3	Form of Subscription Agreement between Infinium Labs,	Incorporated by reference to Exhibit
	Inc. and certain stockholders of Infinium Labs, Inc.	4-3 to the Form 10-KSB

10-1	12% Secured Subordinated Debenture between the Company	Incorporated by reference to Exhibit
	and Contare Ventures, LLC, dated February 23, 2004	10-12 to the Form 10-QSB filed with the
SEC on August 23, 2004

10-2	12% Secured Subordinated Debenture between the Company	Incorporated by reference to Exhibit
	and Gary Kurfirst, dated February 23, 2004	10-9 to the Form 10-QSB filed with the
SEC on August 23, 2004

10-3	15% Secured Debenture between the Company and James	Incorporated by reference to Exhibit
	Beshara, dated March 29, 2004	10-4 to the Form 10-QSB filed with the
SEC on August 23, 2004

10-4	15% Secured Debenture between the Company and Ronald	Incorporated by reference to Exhibit
	Westman, dated April 7, 2004	10-11 to the Form 10-QSB filed with the
SEC on August 23, 2004

10-5	15% Secured Subordinated Debenture between the Company	Incorporated by reference to Exhibit
	and James Beshara, dated May 3, 2004	10-3 to the Form 10-QSB filed with the
SEC on August 23, 2004

10-6	15% Secured Debenture between the Company and Ronald	Incorporated by reference to Exhibit
	Westman, dated May 7, 2004	10-1 to the Form 10-QSB filed with the
SEC on August 23, 2004

10-7	Pledge Agreement between Robert F. Shambro in favor of	Incorporated by reference to Exhibit
	Phoenix Capital Opportunity Fund, dated May 12, 2004	10-6 to the Form 10-QSB filed with the
SEC on August 23, 2004

10-8	Promissory Note between the Company and Sharon M.	Incorporated by reference to Exhibit
	Beshara, dated May 18, 2004	10-5 to the Form 10-QSB filed with the
SEC on August 23, 2004

10-9	15% Secured Subordinated Debenture between the Company	Incorporated by reference to Exhibit
	and SBI USA, LLC, dated May 28, 2004	10-10 to the Form 10-QSB filed with the
SEC on August 23, 2004

10-11	Amended and restated convertible secured promissory note	Incorporated by reference to Exhibit
	dated, June 16, 2004, between the Company and Phantom	10-2 to the Form 10-QSB filed with
	Investors, LLC	the SEC on August 23, 2004

10-12	Commercial Promissory Note between the Company and	Incorporated by reference to Exhibit
	Video Associates, LLC, dated June 2004	10-8 to the Form 10-QSB filed with
the SEC on August 23, 2004

10-13	Employee Stock Ownership	Incorporated by reference to Exhibit
10-13 to the Form 10-QSB filed with
the SEC on August 23, 2004

10-14	Promissory Note between the Company and Stephen	Incorporated by reference to Exhibit
	A. Witzer, dated July 28, 2004	10-14 to the Form SB-2/A filed with
the SEC on February 14, 2005

10-15	10% Secured Promissory Note between the Company and	Incorporated by reference to Exhibit
	Hazinu Ltd., dated October 20, 2004	4-2 to Form 8-K filed with the SEC on
October 29, 2004

10-16	10% Secured Promissory Note between the Company and JM	Incorporated by reference to Exhibit
	Investors, LLC, Fenmore Holdings, LLC, Viscount	4-6 to Form 8-K filed with the SEC on
	Investments Limited and Congregation Mishkan Sholom,	October 29, 2004
dated October 27, 2004

10-17	Securities Purchase Agreement between the Company and	Incorporated by reference to Exhibit
	Hazinu Ltd., JM Investors, LLC, Fenmore Holdings, LLC,	4-1 to Form 8-K filed with the SEC on
	Viscount Investments Limited and Congregation Mishkan	December 22, 2004
Sholom, dated December 13, 2004

10-18	Registration Rights Agreement between the Company and	Incorporated by reference to Exhibit
	Hazinu Ltd., JM Investors, LLC, Fenmore Holdings, LLC,	4-2 to Form 8-K filed with the SEC on
	Viscount Investments Limited and Congregation Mishkan	December 22, 2004
Sholom, dated December 13, 2004

10-19	8% Convertible Debenture between the Company and Hazinu	Incorporated by reference to Exhibit
	Ltd., JM Investors, LLC, Fenmore Holdings, LLC, Viscount	4-3 to Form 8-K filed with the SEC on
	Investments Limited and Congregation Mishkan Sholom,	December 22, 2004
dated December 13, 2004

10-20	8% Convertible Debenture between the Company and	Incorporated by reference to Form 8-K
	accredited investors, dated December 23, 2004	filed with the SEC on January 5, 2005

10-21	Employment agreement between the Company and Richard Skoba dated January 3, 2003	Incorporated by reference to Exhibit 10-21 to the Form 10-KSB filed with the SEC on April 20, 2005

10-22	Pinnacle Marketing agreement to serve as manufacturing	Incorporated by reference to Exhibit
	Representatives	10-22 to the Form SB-2/A filed with
the SEC on February 14, 2005

10-23	Summit Marketing agreement to serve as manufacturing	Incorporated by reference to Exhibit
	Representatives	10-23 to the Form SB-2/A filed with
the SEC on February 14, 2005

10-24	Limelight Networks agreement to provide digital	Incorporated by reference to Exhibit
	delivery network services	10-24 to the Form SB-2/A filed with
the SEC on February 14, 2005

10-25	Chicony agreement to manufacture system hardware	Incorporated by reference to Exhibit
10-25 to the Form SB-2/A filed with
the SEC on February 14, 2005

10-26	Saitek agreement to manufacture system hardware	Incorporated by reference to Exhibit
10-26 to the Form SB-2/A filed with
the SEC on February 14, 2005

10-27	BIOSTAR® Microtech International Corp. agreement for	Incorporated by reference to Exhibit
	engineering, industrial design and manufacturing	10-27 to the Form SB-2/A filed with
the SEC on February 14, 2005

10-28	Teague agreement for engineering and industrial design	Incorporated by reference to Exhibit
10-28 to the Form SB-2/A filed with
the SEC on February 14, 2005

10-29	Employment agreement between the Company and Richard Skoba dated June 1, 2004	Incorporated by reference to Exhibit 10-29 to the Form 10-KSB filed with the SEC on April 20, 2005

10-30	Employment agreement between the Company and Timothy M. Roberts dated September 17, 2004	Incorporated by reference to Exhibit 10-30 to the Form 10-KSB filed with the SEC on April 20, 2005

10-31	Employment agreement between the Company and Kevin Bachus dated November 1, 2003	Incorporated by reference to Exhibit 10-31 to the Form 10-KSB filed with the SEC on April 20, 2005

10-32	Employment agreement between the Company and Tyrol Graham dated January 15, 2004	Incorporated by reference to Exhibit 10-32 to the Form 10-KSB filed with the SEC on April 20, 2005

10-33	Employment agreement between the Company and Andrew Schneider dated May 24, 2004	Incorporated by reference to Exhibit 10-33 to the Form 10-KSB filed with the SEC on April 20, 2005

10-34	Distribution Agreement between the Company and Riverdeep, Inc. dated October 20, 2003	Filed herewith

10-35	Distribution Agreement between the Company and Codemasters Software Company Ltd. Dated December 3, 2004	Filed herewith

10-36	Distribution Agreement between the Company and Atari, Inc. dated September 14, 200 4	Filed herewith

10-37	Distribution Agreement between the Company and Eidos, Inc. dated September 21, 2004	Filed herewith

10-38	Letter of Inter between the Company and Vivendi Universal Games, Inc. dated September 20, 2004	Filed herewith

31-1	Certificate of Chief Executive Officer and Interim Chief Financial Officer dated February 10,	Filed herewith

32-1	Certification by Chief Executive Officer and Interim Chief Financial Officer dated February 10, 2006	Filed herewith

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Amendment No. 2 on Form 10-KSB/A to its Annual Report on Form 10-KSB for the year ended December 31, 2004 to be signed on its behalf by the undersigned, thereunto duly authorized.

INFINIUM LABS, INC.

Date: February 10, 2006	By:	/s/ Greg Koler

Name: Greg Koler Title: Chief Executive Officer and Interim Chief Financial Officer

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

Vivendi International

Infinium signed a letter of intent with Vivendi Universal Games, Inc. (“Vivendi”) dated September 20, 2004 that will allow Infinium to market and distribute certain games on the Phantom Game Service to future end-users, if any, through a sale, license, subscription or on a time basis.  The agreement expires two years from delivery of the gold master for each Vivendi Game although Vivendi has the right to terminate the agreement as of September 5, 2005 as Infinium did not commercially release the Phantom Game Service.  For such right, Infinium was to pay Vivendi $125,000 within five (5) days after execution of the letter of intent, $125,000 after a definitive agreement was signed and $250,000 upon delivery of a master CD with Vivendi Games.  Infinium did not remit the initial $125,000 due to Vivendi and no definitive agreement was ever negotiated.   Infinium is currently in default under the letter of intent.

The agreement with Vivendi requires Infinium to make the following non-refundable payments:

September 25, 2004	$150,000
Total	$150,000

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

The parties entered into a settlement agreement whereby we agreed to pay SBI $55,000. To date this amount has not been made and as a result SBI has brought a new action in the Superior Court of California, Orange County, for breach of the settlement agreement and seeking damages of $58,000.00. The action was filed in November 2005 and served in February 2006.

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