Form 10KSB
period 2005-12-31
INFINIUM LABS INC
filed 2006-05-19
CIK 1145019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-24269

INFINIUM LABS, INC.
(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	65-1048794 (I.R.S. Employer Identification No.)

800 Fifth Avenue, Suite 4100 Seattle, WA 98104 (Address of principal executive offices) (Zip Code)

206-370-4758 (Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock
(Title of each class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

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

State issuer’s revenues for its most recent fiscal year: $0 as of December 31, 2005.

At May 15, 2006, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, was $8,578,501.

The number of shares issued and outstanding of our company’s common stock at May 16, 2006 was 541,789,024.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format (check one): ☐ Yes ☒ No

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

ITEM 1.  DESCRIPTION OF BUSINESS

General Overview

We are developing and seeking to commercialize the Phantom Lapboard, a wireless, rotating custom keyboard/turntable with integrated mousepad. After establishing the Phantom Lapboard, we may seek to develop and commercialize the Phantom Game Service.

We have not yet generated any revenue from operations. Our ability to generate revenue in the future is dependent on our ability to successfully develop and commercialize the Phantom Lapboard.

Since inception through December 31, 2005, we have incurred aggregate losses of $66,579,467. Our loss from operations for year ended December 31, 2005 was $29,814,606; our loss from operations for the year ended December 31, 2004 was $33,819,787. In addition, as of December 31, 2005, we had an accumulated deficit of $66,579,467.

While we anticipate release of the Phantom Lapboard in October 2006, delays may occur and given our limited resources, we need immediate additional capital to continue development of the Phantom Lapboard as well as general operations.

In their report dated May16, 2006, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in our financial statements for the year ended December 31, 2005. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations, a stockholders' deficit, and requirement for a significant amount of capital financing to proceed with our business plan.

Phantom Lapboard

Currently our business activities are almost entirely dedicated to the development of the Phantom Lapboard. The Phantom Lapboard is comprised of the following key features: (1) a 360-degree rotating keyboard for left or right-handed users; (2) the first keyboard with a lap board for maximum comfort; (3) the first keyboard with mouse integrated 30 degree lift; (4) wireless functionality from approximately 30 feet; (5) gaming and media optimized key layout; (6) customized gamer keys for the competitive edge, (7) extended spacebar and (8) intended to have maximum durability to keep up with significant game play.

The Phantom Lapboard’s integrated mousepad provides a mousing surface anywhere the keyboard is used. This feature enhances the game experience by bringing the user’s hands closer together. The Phantom Lapboard turntable feature enables the user to find their individual “comfort zone” and the turntable and key layout optimizes use by left-handed and right-handed users.

Media coverage

The Phantom Lapboard was featured at the tenth anniversary of the E 3 game show in Los Angeles, California in 2004.

Marketing Objectives & Strategies

Our objective is to increase awareness and build buzz for Phantom Lapboard launch. To do this, we intend to intercept pc gamers virally by inhabiting their communities and informing them about the Phantom Lapboard in an informal and provocative manner and leveraging PR assets to create incremental industry and consumer buzz.

Viral Marketing

Viral marketing is sometimes used to describe some sorts of Internet-based stealth marketing campaigns, including the use of blogs, seemingly amateur web sites, to create word of mouth for a new product or service. Often the ultimate goal of viral marketing campaigns is to generate media coverage via "offbeat" stories worth many times more than the campaigning company's advertising budget. The term "viral advertising" refers to the idea that people will pass on and share cool and entertaining content; this is often sponsored by a brand, which is looking to build awareness of a product or service. Viral marketing is popular because of the ease of executing the marketing campaign, relative low-cost (compared to direct mail), good targeting, and the high and rapid response rate. The main strength of viral marketing is its ability to obtain a large number of interested people at a low cost.

We intend to heavily rely on viral marketing and viral advertising to achieve our marketing objectives. Viral marketing and viral advertising refer to marketing techniques that seek to exploit pre-existing social networks to produce exponential increases in brand awareness, through viral processes similar to the spread of an epidemic. It is word-of-mouth delivered and enhanced online; it harnesses the network effect of the Internet and can be very useful in reaching a large number of people rapidly.

Tactics we intend to utilize are one-to-one and online/viral techniques to identify, communicate and drive hardcore gamers (who are the most likely early adopters) to the Phantom Internet website. We also intend to infiltrate best-in-class video game communities with simple, easy to understand message and seeding on tech blogs, gaming sites and on-line player forums with compelling imagery and links to lapboard eye candy.

We intend to utilize low cost guerilla event/stunts to demo the product, reward involvement and interest from core target groups and to draw media attention to the Phantom Lapboard introduction. We will schedule PR announcements and interviews at appropriate times and intend to introduce highly limited and targeted print and web advertising to support launch and key promotional tentpoles (GDC, E3, Grads & Dads).

After initial launch, we intend to use database marketing and relationship marketing techniques to build loyalty and increase sales, roll out targeted advertising and promotions to grow initial interest/purchase of lapboard and to support new retailer partnerships, and leverage contract and content partnerships for presence at key industry events - i.e. E3 at Blizzard booth, gaming tournaments, etc.

Distribution Strategy

We intend to market and sell the Phantom Lapboard direct to consumer through our Internet website. We may establish other sales and marketing distribution channels through brick and mortar retailers.

We may establish a retail partner program designed to generate new recurring revenue streams for retailers from the sale of the Phantom Lapboard. Retailers may receive a percentage of the sales revenue.

We do not have a direct sales force. As such, we intend to rely on direct to consumer sales on our Internet website and possibly on third parties to identify and help us secure retail channel distribution for the Phantom Lapboard. We anticipate that these third party arrangements will require us to pay commissions in respect of any revenue generated through retail partners identified and covered thereby.

Competition

While we are not aware of any direct competitors to our Phantom Lapboard, we will compete indirectly with a large number of hardware manufacturers, Internet sites, and other companies providing gaming and entertainment services. Our competitors may include hardware manufactures, Internet sites, and other companies providing gaming and entertainment accessories; vertical markets where competitors may have advantages in expertise, brand recognition, and other factors; and manufacturers of personal computers or game consoles who may develop their own accessories to which they would direct their customers.

Intellectual Property Strategy

We will rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our intellectual property rights.

With respect to patents, we intend to protect aspects of technologies associated with the make and use of the Phantom Lapboard through both design and utility patent applications in the United States and potentially in other countries in which we intend to market our products and services.

As of May 16, 2006, we had a total of 6 pending domestic patent applications with the US Patent and Trademark Office, entitled:

(1)	METHOD AND APPARATUS FOR BACKLIGHTING OF A KEYBOARD FOR USE WITH A GAME DEVICE APPLICATION FILED AUGUST 2, 2004

(2)	METHOD FOR AUTOMATIC PATCHING OF A SPARSELY STREAMED APPLICATION FILED SEPTEMEBER 29, 2004

(3)	MODIFIED KEYBOARD AND SYSTEMS CONTAINING THE KEYBOARD APPLICATION FILED MAY 6, 2005

(4)	MULTI-MODE POINTING DEVICE AND SYSTEMS AND METHODS USING THE POINTING DEVICE APPLICATION FILED MAY 6, 2005

(5)	MULTIPOSITION MULTILEVEL USER INTERFACE SYSTEM APPLICATION FILED MAY 6, 2005

(6)	SYSTEM FOR SECURELY BOOTING A COMPUTER DEVICE APPLICATION FILED JULY 6, 2005

The Phantom Lapboard and Game Service, that we hope to re-focus resources on if we are successful with the Phantom Lapboard, may also utilize proprietary firmware and/or software that we develop in order to enhance the gamer’s experience.

We are pursuing federal registration of our trademarks and service marks in the United States with the U.S. Patent and Trademark Office. As of May 16, 2006, we had 2 independent federal trademarks registered, the design of the Phantom logo which expires on December 21, 2014 and the word "Phantom" which expires on June 14, 2015 and 6 applications pending.

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

EMPLOYEES

At May 16, 2006, we had 5 full-time employees, one who is in research and development and 4 of whom are general and administrative personnel. There is no collective bargaining agreement in place.

RISK FACTORS

RISKS RELATED TO OUR BUSINESS AND COMPANY

The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements in this annual report. The risks described below are not the only ones facing our Company, but represent those deemed material to the Company. Additional risks not presently known to us may also impair our business operations.

WE HAVE A HISTORY OF LOSSES WHICH MAY CONTINUE, REQUIRING US TO SEEK ADDITIONAL SOURCES OF CAPITAL WHICH MAY NOT BE AVAILABLE, REQUIRING US TO CURTAIL OR CEASE OPERATIONS.

We incurred net losses of $29,814,606 for the year ended December 31, 2005 and $33,819,787 for the year ended December 31, 2004. Our monthly burn rate is approximately $300,000 per month and, accordingly, we will need to raise approximately $3,600,000 over the next 12 months in order to sustain our current operations. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we will continue to incur losses. We will continue to incur losses until we are able to market and sell our products. Our possible success is dependent upon the successful development and marketing of our products, as to which there is no assurance. Any future success that we might enjoy will depend upon many factors, including factors out of our control or which cannot be predicted at this time. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel and equipment, reduced margins caused by competitive pressures and other factors. These conditions may have a materially adverse effect upon us or may force us to reduce or curtail operations. In addition, we will require additional funds to sustain and expand our sales and marketing activities, particularly if a well-financed competitor emerges. Based on our current funding arrangement with Golden Gate, upon the effectiveness of a registration statement, which will allow Golden Gate to convert its convertible debenture and exercise its warrants and, in turn, provide us with funding, we do not anticipate that we will require additional funds to continue our operations for the next 9 months. In the event that our financing arrangement with Golden Gate is terminated or if we need additional financing, there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain sufficient funds from operations or external sources would require us to curtail or cease operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

OUR INDEPENDENT AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER OUR ABILITY TO OBTAIN FUTURE FINANCING.

In their report dated May 16, 2006, our independent auditors stated that our financial statements for the year ended December 31, 2005 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of cash flow constraints, a working capital deficit of $11,965,644, an accumulated deficit of $66,579,467 at December 31, 2005 recurring losses from operations and the default on $3,486,759 of notes payable at December 31, 2005. We continue to experience net losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net losses and stockholders’ deficit increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

WE WILL REQUIRE ADDITIONAL FUNDING TO LAUNCH OUR PHANTOM LAPBOARD AND IF WE ARE UNSUCCESSFUL IN OBTAINING ADDITIONAL FUNDING, WE WILL BE UNABLE TO EXECUTE OUR BUSINESS PLAN AND GO OUT OF BUSINESS.

We will need to obtain additional funding in order to:

o	fund product development and launch of our Phantom Lapboard;

o	finance additional growth and working capital requirements;

o	respond to competitive pressures; and

o	respond to other opportunities or challenges as they arise.

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

We currently intend to increase our operating expenses substantially in order to, among other things:

o	Expand our current operating activities;

o	fund sales and marketing activities;

o	manufacture inventory; and

o	incur capital expenditures.

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

BECAUSE WE HAVE A LIMITED OPERATING HISTORY AND THE PC ACCESSORY INDUSTRY IS RAPIDLY CHANGING, WE ARE UNABLE TO ACCURATELY FORECAST OUR ACTUAL COSTS OF OPERATIONS, AND INCREASED COSTS OF OPERATIONS COULD CAUSE US TO GO OUT FO BUSINESS.

Because we have a limited operating history and because the PC accessory industry is characterized by rapidly changing technologies, evolving industry standards, frequent new product and service introductions, and changing customer demands, our costs may change dramatically over time. For example, in the event that the cost to manufacture the Phantom Lapboard is higher than projected or our manufacturing costs increase dramatically, we may not be able to generate profit, which may cause us to go out of business.

WE WILL DEPEND ON A LIMITED NUMBER OF THIRD PARTIES TO MANUFACTURE, DISTRIBUTE, AND SUPPLY CRITICAL COMPONENTS AND SERVICES FOR THE PHANTOM LAPBOARD. WE MAY BE UNABLE TO OPERATE OUR BUSINESS IF THESE PARTIES DO NOT PERFORM THEIR OBLIGATIONS.

As disclosed on Form 8-K filed with the SEC on April 19, 2006, we have an agreement with Itron Technology, Inc., a third-party manufacturer, for the production of the Phantom Lapboard. We expect to rely on sole suppliers for a number of key components for the Phantom Lapboard. We will not control the time and resources that these third parties devote to our business. We cannot be certain that these parties will perform their obligations as expected or that any revenue, cost savings, or other benefits will be derived from the efforts of these parties. If any of these parties breaches or terminates its agreement with us or otherwise fails to perform their obligations in a timely manner, we may be delayed or prevented from commercializing our Phantom Lapboard. Because our relationships with these parties are expected to be non-exclusive, they may also support products and services that compete directly with us, or offer similar or greater support to our competitors. Any of these events could require us to undertake unforeseen additional responsibilities or devote additional resources to commercialize our Phantom Lapboard. This outcome would harm our ability to compete effectively and achieve increased market acceptance and brand recognition.

If our manufacturing relationships are not successful, we may be unable to satisfy demand for our Phantom Lapboard. The ability of our manufacturers to reach sufficient production volume of the Phantom Lapboard to satisfy anticipated demand is subject to delays and unforeseen problems such as defects, shortages of critical components and cost overruns.

Moreover, our manufacturers will require substantial lead times to produce anticipated quantities of the Phantom Lapboard. Delays, product shortages and other problems could impair our retail distribution and brand image and make it difficult for us to attract customers. In addition, the loss of a manufacturer would require us to identify and contract with alternative sources of manufacturing, which we may be unable to do and which could prove time-consuming and expensive.

WE HAVE LIMITED EXPERIENCE IN OVERSEEING MANUFACTURING PROCESSES AND MANAGING INVENTORY AND FAILURE TO DO SO EFFECTIVELY MAY RESULT IN SUPPLY IMBALANCES OR PRODUCT RECALLS.

As disclosed on Form 8-K filed with the SEC on April 19, 2006, we have an agreement with Itron Technology, Inc., a third-party manufacturer, for the production of the Phantom Lapboard. We expect to sell these units direct to consumers as well as through retailers and distributors. As part of this effort, we expect to maintain some finished goods inventory of the units throughout the year. Overseeing manufacturing processes and managing inventory are outside of our core business and our experience in these areas is limited. If we fail to effectively oversee the manufacturing process and manage inventory, we may suffer from insufficient inventory to meet consumer demand or excess inventory. Ineffective oversight of the manufacturing process could also result in product recalls.

WE EXPECT TO DISTRIBUTE THE PHANTOM LAPBOARD THROUGH RETAIL DISTRIBUTION AND IF RETAILERS ARE NOT SUCCESSFUL OR ARE UNWILLING TO SELL OUR PRODUCTS, WE MAY BE UNABLE TO SELL TO SUCH BRICK AND MORTAR RETAIL CONSUMERS.

We may depend on retail distribution to sell the Phantom Lapboard. In the event that retailers are reluctant to sell our products or in the event that their proposed financial terms are unacceptable to us, we may be unable to sell to traditional brick and mortar retail consumers, which may cause us to go out of business.

OUR PHANTOM LAPBOARD, WHILE COSTLY TO DEVELOP, MAY FAIL TO GAIN MARKET ACCEPTANCE. IF OUR PHANTOM LAPBOARD DOES NOT GAIN MARKET ACCEPTANCE, WE MAY BE UNABLE TO OPERATE OUR BUSINESS.

Subject to availability of financing, we plan to invest a considerable amount of money and resources in the launch of our Phantom Lapboard. However, our Phantom Lapboard is unproven and may fail to gain market acceptance. Because the market for our Phantom Lapboard is evolving, it is difficult to predict the size of the market and its rate of growth, if any. We cannot assure you that the market for PC accessories will continue to develop or be sustainable. If the market for the Phantom Lapboard fails to develop, develops more slowly than expected or becomes more competitive than is currently expected, we may no be able to keep up and go out of business.

WE MAY BE UNABLE TO ANTICIPATE CHANGES IN CONSUMER DEMANDS, AND IF WE ARE UNABLE TO EFFECTIVELY MEET CONSUMER DEMAND, WE WILL NOT MAKE SALES AND GO OUT OF BUSINESS.

We anticipate that the Phantom Lapboard will appeal primarily to children, teenagers and young adults, whose preferences cannot be predicted with certainty and are subject to rapid change. Our success will depend on our ability to identify gaming and entertainment trends as well as to anticipate, interpret, and react to changing consumer demands in a timely manner.

If we misjudge the market for our Phantom Lapboard, we may not be successful in achieving meaningful revenue, which may lead us to go out of business.

WE WILL FACE COMPETITION FROM A NUMBER OF SOURCES, WHICH MAY IMPAIR OUR REVENUES, INCREASE OUR CUSTOMER ACQUISITION COST, AND HINDER OUR ABILITY TO GENERATE NEW CUSTOMERS.

While we are not aware of any direct competitors to our Phantom Lapboard, we will compete indirectly with a large number of hardware manufacturers, Internet sites, and other companies providing gaming and entertainment services. Our competitors may include hardware manufactures, Internet sites, and other companies providing gaming and entertainment accessories; vertical markets where competitors may have advantages in expertise, brand recognition, and other factors; and manufacturers of personal computers or game consoles who may develop their own accessories to which they would direct their customers.

Our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than ours. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of our prospective customers. We cannot be certain that we will be able to successfully compete against current or future competitors. In order to compete effectively, we may need to expend significant internal engineering resources or acquire other technologies or companies to provide or enhance such capabilities. Any of these efforts will take resources we may not have, which may force us to go out of business.

WE DEPEND ON A NUMBER OF KEY PERSONNEL, AND THEIR LOSS MAY CAUSE US TO GO OUT OF BUSINESS.

Our success will depend upon our senior management and technical personnel, particularly Greg Koler, our Chief Executive Officer and Interim Chief Financial Officer. The loss of the services of this or other persons may cause us to go out of business. Our success also depends on our ability to attract and retain qualified technical, sales, marketing, customer support, financial and accounting, and managerial personnel. Competition for such personnel in the PC accessories industry can be intense, and we cannot be certain that we will be able to retain our key personnel or that we can attract, integrate or retain other highly qualified personnel in the future.

WE MAY BE UNABLE TO SUCCESSFULLY MANAGE RAPID GROWTH, AND THE FAILURE TO DO SO COULD HARM OUR BUSINESS.

Subject to availability of financing, we plan to dramatically increase the scope of our operations in both sales and marketing as well as technological development. We expect that we will need to expand and improve our financial and managerial controls, reporting procedures and systems. Rapid growth and expansion in operations will place a significant strain on our managerial, operational and financial resources. Subject to availability of financing, we expect the number of our employees to increase in the future. To successfully compete in the PC accessory industry, we must implement financial and management controls; maintain our reporting systems and procedures; continue to scale our serving systems and upgrade their functional capabilities; and expand, train, retain and manage our work force. We cannot be certain that our systems, procedures or controls will be adequate to support our operations, or that management will be able to respond effectively to growth. Our future results of operations will also depend on the expansion of our sales, marketing and customer support departments.

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

We may license in the future elements of our trademarks, trade dress and similar proprietary rights to third parties. While we attempt to ensure that the quality of our brand is maintained by these business partners, such partners may take actions that could materially and adversely affect the value of our proprietary rights or our reputation. Our proprietary rights may not be viable or of value in the future since the validity, enforceability and scope of protection of certain proprietary rights is uncertain and still evolving.

RISKS RELATING TO OUR CURRENT FINANCING ARRANGEMENT

THERE ARE A LARGE NUMBER OF SHARES UNDERLYING OUR CONVERTIBLE DEBENTURES, AND WARRANTS THAT MAY BE AVAILABLE FOR FUTURE SALE AND THE SALE OF THESE SHARES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

As of May 16, 2006, we had 541,789,024shares of common stock issued and outstanding and convertible debentures outstanding that may be converted into an estimated 489,604,317 shares of common stock at current market prices, and outstanding warrants to purchase 59,428,812 shares of common stock. In addition, the number of shares of common stock issuable upon conversion of the outstanding convertible debentures may increase if the market price of our stock declines. All of the shares, including all of the shares issuable upon conversion of the debentures and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

THE CONTINUOUSLY ADJUSTABLE CONVERSION PRICE FEATURE OF OUR CONVERTIBLE DEBENTURES COULD REQUIRE US TO ISSUE A SUBSTANTIALLY GREATER NUMBER OF SHARES, WHICH WILL CAUSE DILUTION TO OUR EXISTING STOCKHOLDERS.

Our obligation to issue shares upon conversion of our convertible debentures is essentially limitless. The following is an example of the amount of shares of our common stock that are issuable, upon conversion of our convertible debentures (excluding accrued interest), based on market prices 25%, 50% and 75% below the market price, as of May 16, 2006 of $0.02.

% Below Market	Price Per Share	Effective Conversion Price	Number of Shares Issuable	% of Outstanding Stock
25%	$.015	$.012	453,333,333	50.68%
50%	$.01	$.008	682,500,000	60.74%
75%	$.005	$.004	1,370,000,000	75.64%

As illustrated, the number of shares of common stock issuable upon conversion of our convertible debentures will increase if the market price of our stock declines, which will cause dilution to our existing stockholders.

THE CONTINUOUSLY ADJUSTABLE CONVERSION PRICE FEATURE OF OUR CONVERTIBLE DEBENTURES MAY ENCOURAGE INVESTORS TO MAKE SHORT SALES IN OUR COMMON STOCK, WHICH COULD HAVE A DEPRESSIVE EFFECT ON THE PRICE OF OUR COMMON STOCK.

Golden Gate is contractually required to exercise its warrants on a concurrent basis. The issuance of shares in connection with the exercise of the warrants and conversion of the convertible debentures results in the issuance of shares at an effective 20% discount to the trading price of the common stock prior to the conversion. The significant downward pressure on the price of the common stock as the selling stockholder converts and sells material amounts of common stock could encourage short sales by investors. This could place further downward pressure on the price of the common stock. The selling stockholder could sell common stock into the market in anticipation of covering the short sale by converting their securities, which could cause the further downward pressure on the stock price. In addition, not only the sale of shares issued upon conversion or exercise of debentures, warrants and options, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock.

THE ISSUANCE OF SHARES UPON CONVERSION OF THE CONVERTIBLE DEBENTURES AND EXERCISE OF OUTSTANDING WARRANTS MAY CAUSE IMMEDIATE AND SUBSTANTIAL DILUTION TO OUR EXISTING STOCKHOLDERS.

The issuance of shares upon conversion of the convertible debentures and exercise of warrants may result in substantial dilution to the interests of other stockholders since the selling stockholder may ultimately convert and sell the full amount issuable on conversion. Although the selling stockholder may not convert its convertible debentures and/or exercise their warrants if such conversion or exercise would cause them to own more than 9.99% of our outstanding common stock, this restriction does not prevent the selling stockholder from converting and/or exercising some of their holdings and then converting the rest of their holdings. In this way, the selling stockholder could sell more than this limit while never holding more than this limit. There is no upper limit on the number of shares that may be issued which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock, including investors in this offering.

IF WE ARE UNABLE TO ISSUE SHARES OF COMMON STOCK UPON CONVERSION OF THE CONVERTIBLE DEBENTURE FOR ANY REASON, WE ARE REQUIRED TO PAY PENALTIES TO GOLDEN GATE, REDEEM THE CONVERTIBLE DEBENTURE AT 130% AND/OR COMPENSATE GOLDEN GATE FOR ANY BUY-IN THAT IT IS REQUIRED TO MAKE.

If we are unable to issue shares of common stock upon conversion of the convertible debenture as a result of our inability to increase our authorized shares of common stock or as a result of any other reason, we are required to:

1
pay late payments to Golden Gate for late issuance of common stock upon conversion of the convertible debenture, in the amount of $100 per business day after the delivery date for each $10,000 of convertible debenture principal amount being converted or redeemed.

2
in the event we are prohibited from issuing common stock, or fail to timely deliver common stock on a delivery date, or upon the occurrence of an event of default, then at the election of Golden Gate, we must pay to Golden Gate a sum of money determined by multiplying up to the outstanding principal amount of the convertible debenture designated by Golden Gate by 130%, together with accrued but unpaid interest thereon.

3
if ten days after the date we are required to deliver common stock to Golden Gate pursuant to a conversion, Golden Gate purchases (in an open market transaction or otherwise) shares of common stock to deliver in satisfaction of a sale by Golden Gate of the common stock which it anticipated receiving upon such conversion (a "Buy-In"), then we are required to pay in cash to Golden Gate the amount by which its total purchase price (including brokerage commissions, if any) for the shares of common stock so purchased exceeds the aggregate principal and/or interest amount of the convertible debenture for which such conversion was not timely honored, together with interest thereon at a rate of 15% per annum, accruing until such amount and any accrued interest thereon is paid in full.

In the event that we are required to pay penalties to Golden Gate or redeem the convertible debentures held by Golden Gate, we may be required to curtail or cease our operations.

IF WE ARE REQUIRED FOR ANY REASON TO REPAY OUR OUTSTANDING CONVERTIBLE DEBENTURES, WE WOULD BE REQUIRED TO DEPLETE OUR WORKING CAPITAL, IF AVAILABLE, OR RAISE ADDITIONAL FUNDS. OUR FAILURE TO REPAY THE CONVERTIBLE DEBENTURES, IF REQUIRED, COULD RESULT IN LEGAL ACTION AGAINST US, WHICH COULD REQUIRE THE SALE OF SUBSTANTIAL ASSETS.

In January 2006, we entered into a Securities Purchase Agreement for the sale of an aggregate of $50,000 principal amount of convertible debentures, which are presently outstanding. The convertible debentures are due and payable, with 5¼ % interest, three years from the date of issuance, unless sooner converted into shares of our common stock. In addition, any event of default could require the early repayment of the convertible debentures at a price equal to 130% of the amount due under the debentures. We anticipate that the full amount of the convertible debentures, together with accrued interest, will be converted into shares of our common stock, in accordance with the terms of the convertible debentures. If we are required to repay the convertible debentures, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the debentures when required, the debenture holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

RISKS RELATING TO OUR COMMON STOCK

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

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

1.	that a broker or dealer approve a person's account for transactions in penny stocks; and

2.	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

1.	obtain financial information and investment experience objectives of the person; and

2.
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

1.	Sets forth the basis on which the broker or dealer made the suitability determination; and

2.	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

ITEM 2. DESCRIPTION OF PROPERTY

Our corporate headquarters are located in Seattle, Washington in approximately 500 square feet of space occupied under a lease with a monthly rental rate of approximately $3,300 that expires in May, at the end of May, 2006. The Company is currently in negotiations to extend the aforementioned lease.

ITEM 3.  LEGAL PROCEEDINGS

Amscot Corporation v. Infinium Labs, Inc. and Gregory E. Hawkins, No. 05-00069, Div J. In April 2005, Amscot obtained a default judgment in the Circuit Court for Hillsborough County, Florida associated with an action to enforce a negotiable instrument. We dispute the judgment and may seek to reopen the matter in the future. The judgment is for $50,873.

Beshara v. Infinium Labs Corporation, No. 2005 CA 5103 NC. In May 2005, Beshara sued us in the Circuit Court for Sarasota County, Florida, alleging default of a promissory note and seeking damages of approximately $1,400,000.00. On October 25, 2005, we settled accrued interest through October 31, 2005, together with reasonable attorneys’ fees, in the amount of $384,192 through issuance of 7,114,667 shares of our stock. On March 17, 2006, we entered into a conversion agreement with Beshara in order to reduce a portion of the outstanding principal and interest with, as of May 16, 2006, 40,000,000 shares of common stock.

Black Rocket Euro RSCG, LLC v. Infinium Labs, Inc., No. 2005 CA 5008 NC. In May 2005, Black Rocket sued us in the Circuit Court for Sarasota County, Florida, alleging breach of contract and seeking damages in the amount of $95,272.00. Due to an administrative error, our attorney neglected to file a notice of appearance and on January 25, 2006, Black Rocket obtained a default judgment in the amount of $104,629. We have recorded $104,629 in accounts payable related to vendor payments due Black Rocket Euro RSCG, LLC.

CDW Corporation v. Infinium Labs Corporation, No. 05-M1-131484. In May 2005, CDW sued us in the Circuit Court of Cook County, Illinois, alleging breach of contract and seeking damages in the amount of $26,958. Due to financial constraints, we may not be able to replace local counsel. On February 7, 2006, the court entered judgment and we have recorded $26,958 in accounts payable related to vendor payments due CDW Corporation.

GMR Marketing, LLC, v. Infinium Labs, Inc., No. 20050CA-10535NC. In January 2006, GMR sued us in the District Court of Florida, Sarasota County, alleging breach of contract and seeking damages in the amount of $107,544. Due to an error with our Florida counsel an answer to the complaint was not filed and on February 1, 2005 GMR received a default judgment in the amount of $107,883. As of February 9, 2006, our Florida counsel indicated he will seek to set aside the order on grounds for medical reasons, but as of May 16, 2006 he has not filed this request with the aforementioned court.

Infinium Labs, Inc. v. Digital Interactive Streams, Inc. , No. 2004 CA 8193 NC. In August 2004 we sued DiStream alleging breach of a settlement agreement and conversion and seeking damages of an unspecified amount. The parties entered into a settlement agreement resolving all claims without additional cost (cash or stock) on February 28, 2006 that will result in dismissal of the aforementioned action. On May 9, 2006, the aforementioned litigation was dismissed.

Longview Special Finance, Inc. v. Infinium Labs, Inc., No. 06 CV 1772. In March 2006, Longview sued us in United States District in the Southern District of New York alleging breach of contract and requesting, in part, issuance of all remaining shares requested in prior conversion notices (as more fully described in our SB-2 filed on February 13, 2006). The complaint contains errors relating to debt previously repaid and other jurisdictional issues. The parties entered into a negotiated settlement related to a portion of Longview’s claims on April 7, 2006. Under the terms of the agreement, Infinium converted a portion of Longview’s requested conversion request and Longview agreed to dismiss the aforementioned matter in May 2006 and standstill on any further request for conversion or bring any additional claim on with respect to Infinium’s failure to reserve adequate shares for Longview or deliver shares under a conversion.

Motley Fool v. Infinium Labs, Inc., No. CL05001480. In October 2005, Motley Fool sued us in the Circuit Court for Alexandria, Virginia, Civil Division, alleging breach of contract and seeking damages in the amount of $70,000. On March 9, 2006, the parties entered into a settlement agreement in which we settled the actual claim, together with reasonable attorneys’ fees, in the amount of $52,702 through issuance of 2,195,905 shares of our stock.

M. Tyler Boles v. Infinium Labs, Inc., No. V06-30. In January 2006, M. Tyler Boles sued us in the General District Court for Nelson County, Delaware, alleging a claim for money and seeking damages in the amount of $1,200. A judgment was entered in March 2006 for $1,254.

Oracle USA, Inc. v. Infinium Labs, Inc., No. C05-5049. In December 2005, Oracle USA sued us in the United States District Court, Northern District of California, San Francisco Division, alleging breach of contract and seeking damages in the amount of $198,818. In March 2006 judgment was entered against Infinium in the aforementioned court for $199,068.

SBI USA, LLC v. Infinium Labs, Inc., No. 05CC10694. In November 2005, SBI USA, LLC, sued us in the Superior Court of California, Orange County, alleging breach of contract and seeking damages in the amount of $58,000. Judgment was entered against Infinium in the aforementioned court in April 2006 for $55,000.

Walter Dorwin Teague Associates v. Infinium Labs, Inc., No. 05-9-35846-2. In December 2005, Teague Associates entered an arbitration award in the Superior Court for King County, Washington. The judgment is for $51.843.

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

Timothy M. Roberts, the Company's Chairman of the Board of Directors, received a “Wells Notice” from the SEC in 2005. The Wells Notice was received by Mr. Roberts in a personal capacity. This Wells Notice was issued in connection with the SEC’s investigation relating to “phony fax scams” in which several penny stocks, including ours, were promoted to potential investors and resulted in charges filed by the SEC against two stock promoters. Under the SEC's procedures, the Wells Notice indicates that the staff of the SEC intends to recommend that the SEC bring a civil enforcement action against Mr. Roberts alleging violations of federal securities laws. Recipients of Wells Notices have the opportunity to respond to the SEC staff before any formal recommendation is made.

In May 2006, Mr. Roberts, in his personal capacity, was served with a complaint from the SEC in the matter entitled Securities and Exchange Commission vs. Timothy M. Roberts in the US District Court for the Middle District of Florida, Orlando Division, pursuant to which the SEC alleges that Mr. Roberts made false statements with regard to the Company’s prospects while at the same time selling his shares of the Company’s common stock for personal gain through his alleged participation in a “phony fax scam”. The SEC seeks judgment against Mr. Roberts enjoining him from future violations of securities laws, requiring that he disgorge any gain or benefit he received from past violations, and imposing penalties for the violations. Further, the SEC seeks a judgment prohibiting Mr. Roberts from serving in the future as an officer or director of a public company and from participating in any offering of “penny stocks”.

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We may become involved in material legal proceedings in the future.

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

The following quotations reflect the high and low for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low bid prices of our common stock for the periods indicated below are as follows:

Quarter Ended	High	Low
3/31/06	$0.46	$0.012
12/31/2005	$0.04	$0.001
09/30/2005	$0.12	$0.04
06/30/2005	$0.28	$0.09
03/31/2005	$1.60	$0.24
12/31/2004	$1.45	$0.19
09/30/2004	$1.81	$0.31
06/30/2004	$2.02	$0.92
03/31/2004	$2.50	$0.30

HOLDERS

As of May 16, 2006, we had approximately 743 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Corporate Stock Transfer, Denver, Colorado, (303) 282-4800.

COMMON STOCK

We are authorized to issue up to 600,000,000 shares of common stock, par value $.0001 per share. As of May 16, 2006, approximately 541,789,024 shares of our common stock are issued and outstanding.

Holders of the common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available therefore. Upon the liquidation, dissolution, or winding up of our company, the holders of common stock are entitled to share ratably in all of our assets which are legally available for distribution after payment of all debts and other liabilities and liquidation preference of any outstanding common stock. Holders of common stock have no preemptive, subscription, redemption or conversion rights. The outstanding shares of common stock are validly issued, fully paid and non-assessable.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends to stockholders in the foreseeable future. In addition, any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deem relevant.

Recent Unregistered Sales of Securities

Unless otherwise stated or filed on a Form 8-K or 10-QSB in 2005, all of the below-referenced securities were issued in a transaction exempt from the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder (“Rule 506 Conditions”).   With respect to Rule 506 Conditions:   (i) the securities were sold only to accredited investors; (ii) the securities were not offered by any form of general solicitation or general advertising; (iii) each investor had represented that such investor was acquiring the securities for such investor's own account for investment; and (iv) the securities were issued with restrictive legends.

On October 10, 2005, we issued 7,246,455 shares of common stock with a fair value of $200,147 ($.029 per share) in partial settlement of two notes and accrued interest.  We recognized a loss of $9,964 on these transactions. The shares were issued under a court ordered settlement pursuant to 3(a)(10) under the Securities Act of 1933.

On November 2, 2005, we settled an outstanding debt to a vendor by issuing 5,071,175 shares of common stock to the vendor. The fair market value of the settlement was $111,566 ($.022 per share). The shares were issued under a court ordered settlement pursuant to 3(a)(10) under the Securities Act of 1933.

On November 7, 2005, we settled a lawsuit by issuing 1,052,632 shares of common stock to the plaintiff in this matter with a fair market value of $24,965 ($0.022 per share). An additional 82,143 shares of common stock were issued to the plaintiff’s attorney with a fair market value of $1,807 ($0.022 per share). The shares were issued under a court ordered settlement pursuant to 3(a)(10) under the Securities Act of 1933.

On November 16, 2005, we issued shares totaling 7,948,856 shares to two note payable holders for accrued interest and related legal fees on the note with a fair value of $119,232 ($0.015 per share). We recognized a loss of $13,514 on the transactions. The shares were issued under a court ordered settlement pursuant to 3(a)(10) under the Securities Act of 1933.

On December 30, 2005, we issued an aggregate of 16,000,000 shares of common stock to certain of our debenture holders from our December 2004 Securities Purchase Agreement upon a partial conversion of their debentures. The fair market value was $272,000 ($0.017 per share). We recognized no gain or loss on these conversions.

On January 23, 2006, we issued 2,900,000 shares of common stock to a note payable holder for principal, accrued interest and related legal fees with a fair value of $41,760 ($0.0144 per share). We recognized a loss of $13,327on the settlement. The shares were issued under a court ordered settlement pursuant to 3(a)(10) under the Securities Act of 1933.

On February 15, 2006, we issued 372,414 shares of common stock to a consultant with a fair market value of $6,703 ($.018 per share).

On March 16, 2006, we issued 243,243 shares of common stock to a consultant with a fair market value of $5,716 ($.0235 per share).

On March 8, 2006, we issued an aggregate of 19,999,999 shares of common stock to certain of our debenture holders from our December 2004 Securities Purchase Agreement upon a partial conversion of their debentures. The fair market value was $580,000 ($0.029 per share). We recognized a loss of $34,021 on these conversions.

On March 10, 2006, we issued 2,195,905 shares of common to a vendor for settlement of claims and associated legal fees with a fair market value of $52,702 ($.024 per share). We recognized a gain of $2,673.28 on this settlement. The shares were issued under a court ordered settlement pursuant to 3(a)(10) under the Securities Act of 1933.

On March 29, 2006, we issued 1,636,330 shares of common stock to a note payable holder in settlement of claims with a fair market value of $31,090 ($0.019 per share). We recognized a gain of $3,229 on this settlement. The shares were issued under a court ordered settlement pursuant to 3(a)(10) under the Securities Act of 1933.

On March 9, 2006, we issued 10,000,000 shares of common stock with a fair value of $260,000 ($0.026 per share) to convert a portion of a note payable. On March 31, 2006, we issued 30,000,000 shares of common stock with a fair value of $600,000 ($0.020 per share) to convert a portion of a note payable. On these transactions we recognized a combined loss of $223,174 on the conversions.

On April 10, 2006, we issued an aggregate of 15,000,000 shares of common stock to certain of our debenture holders from our December 2004 Securities Purchase Agreement upon a partial conversion of their debentures. The fair market value was $285,000 ($0.019 per share) and a loss of $3,890 was recognized on these conversions.

On May 10, 2006, we issued an aggregate of 15,000,000 shares of common stock to certain of our debenture holders from our December 2004 Securities Purchase Agreement upon a partial conversion of their debentures. The fair market value was $256,500 ($0.0171 per share) and no gain or loss was recognized on these conversions.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS

Some of the information in this Annual Report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:
  discuss our future expectations;
  contain projections of our future results of operations or of our financial condition; and
  state other "forward-looking" information.
We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors," "Business" and elsewhere in this prospectus. See "Risk Factors."

Overview

We are developing and seeking to commercialize the Phantom Lapboard, a wireless, rotating custom keyboard/turntable with integrated mousepad . We have not yet generated any revenue from operations. Our ability to generate revenue in the future is dependent on our ability to successfully develop and commercialize the Phantom Lapboard.

With adequate financing, we will launch the Phantom Lapboard in 2006 for sale directly through our Internet website. The Phantom Lapboard is designed with a pc gamer in mind, and is intended to transform the way gamers think about computer keyboards.

Some features of the Phantom Lapboard are: (1) a 360 degree rotating keyboard for left or right-handed users; (2) the first keyboard with a lap board for maximum comfort; (3) the first keyboard with mouse integrated 45 degree lift; (4) wireless functionality from approximately 30 feet; (5) gaming and media optimized key layout; (6) customized gamer keys for the competitive edge, (7) extended spacebar and (8) intended to have maximum durability to keep up with significant game play.

The Phantom Lapboard’s integrated mousepad provides a mousing surface anywhere the keyboard is used. This feature enhances the game experience by bringing the user’s hands closer together. The Phantom Lapboard turntable feature enables the user to find their individual “comfort zone” and the turntable and key layout optimizes use by left-handed and right-handed users.

Plan of Operations

We have incurred recurring losses from operations since inception. Our loss from operations for the year ended December 31, 2005 was $29,814,606. Our loss from operations for the year ended December 31, 2004 was $33,819,787. At December 31, 2005, we had a working capital deficit of $11,965,644 and accumulated losses since inception of $66,579,467. In their report on our audited financial statements for the year ended December 31, 2005, our independent auditors expressed substantial doubt about our ability to continue as a going concern.

Our activities to date have been funded by equity and debt investments. As of December 31, 2005, we had received approximately $3.6 million in equity investments and $13.6 million in debt and convertible debt financings.

At December 31, 2005, we were in default on payment of promissory notes with a principal amount of $3,486,759. Our outstanding debt for borrowed money has generally been provided on a short-term basis, bears interest at rates ranging from 8% to 17% and, in many cases, was accompanied by the grant of common stock or warrants to purchase common stock, which contributed to the costs of the financings.

As of December 31, 2005, we have recorded an aggregate of $5,561,115 in debt discount, of which $5,561,115 was amortized as interest expense. In connection with financings aggregating $2.16 million in December 2004, we committed to pay penalties of 2% per month for each month after an agreed upon period (approximately three months) during which we fail to cause a resale registration statement covering the underlying shares to be declared effective by the Securities and Exchange Commission.

Liquidity and Capital Resources

We do not have sufficient cash to continue operations for the next 12 months and are in immediate need of additional capital to fund our plan of operation. Except as previously disclosed, we presently have no commitments for additional financing and may not be able to obtain such financing. To support our working capital needs pending receipt of sufficient financing, we are seeking to settle outstanding liabilities through issuance of equity, and anticipate continuing to grant common stock to fund payroll and certain other ongoing costs.

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

Our development activities have been and continue to be constrained by shortages in working capital. As a result, we have experienced delays in bringing our Phantom Game Service to market, which in turn has triggered the need for additional efforts to address changing design and engineering standards, as well as the need for renegotiation of arrangements with game content providers as existing arrangements lapse in advance of commercial launch. Due to the foregoing factors, in the fourth quarter of 2005, we restructured our business and our resources to focus predominantly on the Phantom Lapboard. Subject to obtaining sufficient financing, we anticipate focusing our efforts over the next 12 months on the following principal activities:

Completing Development of the Phantom Lapboard - The Phantom Lapboard was originally intended for retail launch in 2004 and its design was based upon that premise. We are currently in the process of revising and updating the hardware to take advantage of newer technology to ensure that the product is technically compelling and that we are able to have an adequate supply of components.

We have engaged third parties to assist with product engineering and design work.

Due to working capital shortages, efforts by these groups on our behalf have been delayed.

Completing Development of the Lapboard Distribution Network - Working with our partners we intend to finalize the design, testing and roll-out of Phantom Lapboard.

As a pre-cursor to the commercial launch of the Phantom Lapboard, we entered into a Product Development and Manufacturing Agreement with Itron Technology, Inc. In the event of the loss of Itron, it would require us to identify and contract with alternate sources of manufacturing, which we may be unable to do and which could prove time-consuming and expensive. The use of any third party manufacturer, entails investing in pre-manufacturing activities, including the purchase of tooling and components, as well as ancillary operations around the manufacturing and distribution of the Phantom Lapboard such as logistics, service and support.

The commercial launch of the Phantom Lapboard will require investment in marketing and sales activities. We expect to sell these units direct to consumer. We may also secure distribution agreements with retail partners as well as promoting consumer awareness of the Phantom Lapboard through typical marketing channels: advertising, public relations, and in-store promotions.

Critical Accounting Policies

STOCK-BASED COMPENSATION

We believe that stock-based compensation is a critical accounting policy that affects our financial condition and results of operations. Statement of Financial Account Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation defines a fair-value based method of accounting for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. We have chosen to continue to account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25 ”) and related interpretations.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R “Share-Based Payment”, which addresses the accounting for share-based payment transactions. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25, and instead, generally requires that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123R will be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. SFAS No. 123R offers us alternative methods of adopting this standard. We have not yet determined which alternative method it will use. Depending upon the number and terms of options that may be granted in future periods, the implementation of this standard could have a material impact on our financial position and results of operations.

IMPAIRMENT OF GOODWILL AND LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“ SFAS No. 142”), and Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), we review our non-amortizable long-lived assets, including intangible assets and goodwill for impairment annually, or sooner whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. Other depreciable or amortizable assets are reviewed when indications of impairment exist. Upon such an occurrence, recoverability of these assets is determined as follows. For long-lived assets that are held for use, we compare the forecasted undiscounted net cash flows to the carrying amount. If the long-lived asset is determined to be unable to recover the carrying amount, then it is written down to fair value. For long-lived assets held for sale, assets are written down to fair value. Fair value is determined based on discounted cash flows, appraised values or management’s estimates, depending upon the nature or the assets. Intangibles with indefinite lives are tested by comparing their carrying amounts to fair value. Impairment within goodwill is tested using a two step method. The first step is to compare the fair value of the reporting unit to its book value, including goodwill. If the fair value of the unit is less than its book value, we then determines the implied fair value of goodwill by deducting the fair value of the reporting unit’s net assets from the fair value of the reporting unit. If the book value of the goodwill is greater than its implied fair value, we write down goodwill to its implied fair value.

INCOME TAXES

Income taxes are provided for using the liability method whereby future tax assets and liabilities are recognized using current tax rates on the difference between the financial statement carrying amounts and the respective tax basis of the assets and liabilities. The Company provides a valuation allowance on future tax assets when it is more likely than not, that such assets will not be realized.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or "SAB 107". SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. Effective January 1, 2006, the Company has fully adopted the provisions of SFAS No. 123R and related interpretations as provided by SAB 107. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company applies this statement prospectively.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections.  This Statement replaces APB Opinion No,. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  SFAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle.  This Statement is effective in fiscal years beginning after December 15, 2005.   The Company has not yet determined the effect of implementing this standard.

ITEM 7. FINANCIAL STATEMENTS

Our consolidated financial statements including an index and are included beginning on page F-1 immediately following the signature page to this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 5, 2004, Baumann, Raymondo & Company PA resigned as our independent accountants. The Board of Directors approved the decision to change independent accountants. The report of Baumann, Raymondo & Company PA on our financial statements for the fiscal year ended October 31, 2003 and reports through January 5, 2004 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that Baumann, Raymondo's opinion in its report on our financial statements for the fiscal year 2003 expressed substantial doubt with respect to our ability to continue as a going concern.

In connection with its audit for the most recent fiscal year ended October 31, 2003 and through January 5, 2004, there were no disagreements with Baumann, Raymondo & Company PA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Baumann, Raymondo & Company PA would have caused Baumann, Raymondo & Company PA to make reference thereto in their report on the financial statements for such years. During the most recent fiscal year ended October 31, 2003 and through January 5, 2004 there were no reportable events as that term is defined in Item 304(a)(l)(v) of Regulation S-X.

On January 5, 2004, we engaged Webb & Company PA as our new principal independent accountant. The engagement was approved by the Board of Directors on January 5, 2004. We have not consulted with Webb & Company PA on the application of any accounting principles or proposed transactions, the type of audit opinion that might be given, any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(l)(iv) of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(l)(v) of Regulation S-K.

Item 8A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and interim chief financial officer, who are the same person, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer who is also our interim chief financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

Through November 2005, our Disclosure Controls as of the Evaluation Date were not effective in enabling us to record and properly report sufficient loss contingency accruals to cover possible monetary penalties and interest relating to our failure to file certain payroll and withholding tax returns and to satisfy required withholding and payroll tax obligations. In December 2005, the Company restated all previous quarterly filing since inception as well amending its 2004 10-KSB. While new management is focused on improving our company’s Disclosure Controls to ensure timely and proper reporting, there can be no assurance that other items do not currently exist, or will not occur in the future, that reflect ineffective Disclosure Controls as of the Evaluation Date

(b) Changes in Internal Controls

There were changes in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Beginning in September 2005, the Company hired new staff to handle finance and legal matters as well as a new Chief Executive Officer. The Company still maintains outside finance and legal consultants to assist where appropriate and when funding is available. With additional financing the Company will round out its staff in order to better comply with controls and procedures regulated under the Exchange Act.

Item 8B. OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the names, ages and positions held with respect to each Director and Executive Officer of our Company during fiscal 2005.

Name	Position Held with Our Company	Age

Greg Koler	Chief Executive Officer and Interim Chief Financial Officer	49
Richard Angelotti	Director	61
Tim Roberts	Chairman of the Board of Directors	35

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

Directors and Executive Officers

Greg Koler, Chief Executive Officer and Interim Chief Financial Officer; Director.

GREG KOLER was, from January 2000 to December 2003, general manager at Infomedia S.A., Luxembourg, a European subsidiary of Gemstar TV Guide International, Inc., where he was responsible for five sales business units in Europe of the US parent company. Prior to that, from April 1997 until he joined Infomedia, Mr. Koler served as strategic sales director for TDK Recording Media Europe, a global publisher of entertainment software for consoles and PCs. Prior to joining Infinium in June 2004, and since December 2003, Mr. Koler served as a consultant to a number of companies including Softbank Broadband, FTC Communication Technologies and Vox Mobile Communications.

Timothy Roberts, Chairman of the Board of Directors.

TIMOTHY M. ROBERTS was the founder of our predecessor, Infinium Labs Operating Corporation, and has been our Chairman and a member of our board of directors since the merger of our subsidiary into Infinium Labs Operating Corporation. He was also the Chief Executive Officer and Chief Financial Officer from inception through August 15, 2005. Prior to founding Infinium Labs in December 2002, Mr. Roberts was Chairman and Chief Executive Officer for Broadband Investment Group from 1999 through 2000. Broadband Investment Group was a holding company which owned a portfolio of service companies which handled technology layers 1-7. Prior to that, he was Chairman and Chief Executive Officer for Intira Corporation from 1997 through 1999 of which Mr. Roberts was a co-founder, which provided network-based computing and communication services on an outsourced basis for its customers. Mr. Roberts was also a co-founder of broadband services provider Savvis Communications (NASDAQ SVVS). Mr. Roberts co-founded Savvis in 1995 and left Savvis 2 years later to start Intira Corporation.

Richard Angelotti, Director.

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

Key Employees

TYROL R. GRAHAM became our Vice President of Product Development in February 2004. Prior to joining us, Mr. Graham was at Microsoft Corporation from 1991 through 1999. While at Microsoft, Ty worked on projects such as the Windows Hardware Quality Labs and DirectX. In 2000 Ty was a founder of Wildseed Ltd., a technology start-up funded in part by Ignition Partners. Mr. Graham resigned from our company on February 24, 2006.

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

SECTION 16(a) REPORTING

 Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of our company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on the review of copies of such reports furnished to us, we believe that during the fiscal year ended December 31, 2005, our executive officers, directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements, except: (1) Mr. Koler did not file a Form 3 and Form 4; (2) Mr. Angelotti filed one Form 4 late; (3) Mr. Roberts reported numerous transactions late on Form 5s and filed five Form 4s late; and (4) Mr. Bachus, our former Chief Executive Officer, filed two Form 4s late.

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

Terms of Office

Our directors are appointed for a one year term to hold office until the next annual general meeting of the holders of our Common Stock or until removed from office in accordance with our by-laws. Our officers are appointed by our board of directors and hold office until removed by our board of directors.

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
any additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer of our Company at the end of the most recently completed fiscal year.

(all such persons are referred to as the "Named Executive Officers") are set out in the summary compensation table below.

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen-sation(1)	Securities Underlying Options/ SARs Granted (#)	Restricted Shares or Restricted Share Units	LTIP Payouts	All Other Compen-sation
Timothy M. Roberts Chairman, Chief	2005	$142,594[2]	Nil	Nil	Nil	Nil	Nil	Nil
Executive Officer and Director(1)	2004	$250,000[3]	Nil	Nil	Nil	Nil	Nil	Nil
	2003	$2,500	Nil	Nil	Nil	Nil	Nil	Nil

Greg Koler Chief Executive Officer	2005	$29,487[5]	Nil	Nil	Nil	Nil	Nil	Nil
and Interim Chief Financial Officer(4)	2004	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2003	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Kevin Bachus Former President and	2005	$158,050[7]	Nil	Nil	Nil	Nil	Nil	Nil
Former Chief Operating Officer(6)	2004	$250,000[8]	Nil	Nil	Nil	2,100,000	Nil	Nil
	2003	$16,667	Nil	Nil	Nil	Nil	Nil	Nil

Richard S. Skoba Former Executive	2005	$136,896[10]	Nil	Nil	Nil	Nil	Nil	Nil
Vice President of Sales	2004	$207,965[11]	Nil	Nil	Nil	Nil	Nil	Nil
and Business Development(9)	2003	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Tyrol Graham Former Vice President	2005	$217,333[13]	Nil	Nil	Nil	Nil	Nil	Nil
Development (12)	2004	$150,000[14]	Nil Nil	Nil	Nil	2,100,000	Nil	Nil
	2003	Nil		Nil	Nil	Nil	Nil	Nil

1	Resigned as an officer of our company on August 15, 2005.
2	includes 1,382,298 shares of S-8 stock issued in lieu of cash compensation.
3	includes 500,000 shares of S-8 stock issued in lieu of cash compensation.
4	Appointed as an officer and director of our company on November 18, 2005.
5	For his role as a director and officer Mr. Koler was compensated solely in cash.
6	Resigned as an officer and director of our company on November 17, 2005.
7	includes 1,212,960 shares of S-8 stock issued in lieu of cash compensation.
8	includes 500,000 shares of S-8 stock issued in lieu of cash compensation.
9	Resigned from our company on April 30, 2005.
10	includes 1,722,598 shares of S-8 stock issued in lieu of cash compensation.
11	includes 224,574 shares of S-8 stock issued in lieu of cash compensation.
12	Resigned from our company on February 24, 2006.
13	includes 4,719,739 shares of S-8 stock issued in lieu of cash compensation.
14	includes 565,966 shares of S-8 stock issued in lieu of cash compensation.

OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

Name	Number of Securities Underlying Options/ SARs Granted (#)	% of Total Options/ SARs Granted to Employees in Fiscal Year(1)	Exercise Price ($/Share)(2)	Expiration Date
Not Applicable.	0	0%	$0	--
Not Applicable.	0	0%	$0	--
Not Applicable.	0	0%	$0	--

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

The Company's 2004 Omnibus Incentive Compensation Plan required shareholder consent which has not been obtained and will not be requested.  As such, any options granted under the Plan are not effective.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Other than the management agreements and the advisory agreements discussed herein, we presently have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

As disclosed on Form 8-K which was filed on August 19, 2005, the Company entered into a Separation and Release Agreement (the “Agreement”) with Timothy Roberts pursuant to which Mr. Roberts resigned as the Chief Executive Officer and Acting Chief Financial Officer of the Company, effective as of August 15, 2005. Mr. Roberts remained a Director of the Company.

Mr. Roberts agreed to release and forever discharge the Company from any and all claims, demands, causes of action, claims for relief, and damages, of whatever kind or nature, known or unknown, which Mr. Roberts had, now has or may hereinafter have from the beginning of the world to the date of the Agreement, including, without limitation, all claims and all rights which Mr. Roberts may have under any and all federal, state and local laws and statutes which regulate employment, and the laws of contracts, tort and other subjects.

The Agreement provided for vesting of options to purchase 10,000,000 shares of its common stock at an exercise price of $0.07 per share which were granted to Mr. Roberts pursuant to his employment agreement, partial cash severance payment to Mr. Roberts in an amount equal to $250,000 in 12 equal monthly installments, commencing September 1, 2005, and in lieu of the balance of the cash severance payment, the Company issued 10,000,000 shares of its restricted common stock (exempt pursuant to the provisions of Regulation D, as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended).

The Agreement was modified effective January 1, 2006 in which Mr. Roberts waived the aforementioned options as well as the $250,000 in cash severance.

On January 11, 2006, we entered into an Employment Agreement with Greg Koler, our Chief Executive Officer and Interim Chief Financial Officer. Pursuant to the Employment Agreement, we will employ Mr. Koler commencing January 11, 2006 and his employment will be at-will. Mr. Koler will be paid an annual base salary of $250,000 (the “Base Salary”). In addition, on a quarterly basis, Mr. Koler will be eligible to earn a bonus of up to 35% of Base Salary based on meeting performance objectives and bonus criteria. In addition, Mr. Koler shall be entitled to receive the pro-rata amount of Base Salary due from November 18, 2005 through the January 10, 2006, as compensation for Mr. Koler’s role as our Interim Chief Executive Officer and Interim Chief Financial Officer beginning on November 18, 2005.

Mr. Koler will be granted an aggregate of 5,000,000 restricted shares of our common stock, in accordance with the following vesting schedule: (i) 1,000,000 shares will be fully vested upon execution of the Employment Agreement, and the Stock Vesting Agreement dated as of January 11, 2006; and (ii) the remaining 4,000,000 shares of common stock shall vest quarterly over two years, 1/8 per quarter, to the extent Mr. Koler is employed with us at the pertinent vesting date and that our shareholders have authorized additional common stock. As of February 7, 2006, no shares under this agreement have been issued.

In addition, on January 11, 2006 we entered into a Confidential Information, Inventions, Non-Solicitation and Non-Competition Agreement with Mr. Koler. The non-competition and non-solicitation provisions shall remain in effect for two years following termination while the balance of this agreement survives any termination, subject to standard exceptions.

Other Compensation

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of our company in the event of retirement at normal retirement date as there was no existing plan as of December 31, 2005 provided for or contributed to by our company.

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

Directors and executive officers may receive, on an annual basis, common stock as awarded by our Board of Directors in consultation with the compensation committee.

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

Other than the management agreements and the advisory agreements discussed herein, we presently have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

Stock Options

Plan category	Number of securities To be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining for available for future issuance under equity compensation plans (excluding securities reflected in column a))

	(a)	(b)	(c)

Equity
Compensation
plans approved
by shareholders	0	0	0

Equity
Compensation
plans not approved
by shareholders	0	0	0

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Stockholders

The following table sets forth, as of May 16, 2006 certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)

Timothy M. Roberts	20,670,225	3.83%
Greg Koler	6,016100(2)	1.11%
Richard Angelotti	1,420,000	0.26%
All Officers and Directors as a group (3 persons)	28,106,325	5.21%

*	Represents less than 1% of our Company’s outstanding stock
(1)
Based on 539,943,571 shares of common stock issued and outstanding as of May 16, 2006. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)	Includes 1,000,000 shares of common stock which we are obligated to issue under Mr. Koler’s Employment Agreement but as of May 16, 2006, such shares have not been issued.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of Infinium, other than the conversion of our outstanding convertible debentures in certain circumstances.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than as set forth below, during the last two fiscal years there have not been any relationships, transactions, or proposed transactions to which we were or are to be a party, in which any of the directors, officers, or 5% or greater shareholders (or any immediate family thereof) had or is to have a direct or indirect material interest.

On January 5, 2004, our wholly owned subsidiary merged with and into Infinium Labs Operating Corporation, with Infinium Labs Operating Corporation surviving as our wholly-owned subsidiary. In connection with such merger, Timothy M. Roberts, our former Chief Executive Officer and one of our directors, received 36,199,220 shares of our common stock as merger consideration based on the shares he owned in Infinium Labs Operating Corporation immediately prior to the merger. Also in connection with the merger, Mr. Roberts' mother, sister and brother received, respectively, 3,141,660, 31,400 and 31,400 shares of our common stock as merger consideration.

On July 28, 2004, we issued a director 800,000 shares of common stock as consideration for the director's personal guaranty of a promissory note payable secured by a real estate mortgage encumbering the director's residence. The note, effective on July 28, 2004 and expiring on July 27, 2005, was payable to Stephen A. Witzer, Trustee U/A dated February 7, 1985.The principal is for $500,000 with interest calculated at fifteen percent (15%) per annum, plus a five percent (5%) penalty, if applicable, for any late payment. In the event of an uncured default, the interest increases to eighteen percent (18%) per annum. On December 9, 2005, this promissory note was assigned by Witzer to a director. The terms of the promissory note were subsequently amended to provide that as of November 1, 2005, principal and accrued interest totaled $560,437. With respect to the revised principal, commencing November 2, 2005, simple interest at a rate of fifteen percent (15%) per annum will accrue on a monthly basis until December 31, 2006 (maturity date), at which time the entire remaining principal and all accrued and unpaid interest are due in full.

On January 27, 2005, we borrowed $300,000 from Timothy Roberts, our former CEO and a director of our company, under a 15% promissory note, which was payable no later than April 27, 2005. The note was subsequently transferred by Mr. Roberts to parties unaffiliated with us. In June 2005, the full principal and interest was settled in consideration for our issuance of 3,187,206 shares of common stock to the holders, valued at $318,721.

On June 21, 2004, we compensated Timothy M. Roberts, our former Chief Executive Officer $50,000 as consideration for his personal guaranty at that time of a commercial promissory note payable secured by a real estate mortgage encumbering the his residence. The note is for $1,500,000 with interest calculated at fifteen percent (15%) per annum up to the maximum amount allowed by law in the event of default. The note also permits a late charge in the amount of five percent (5%).

On August 18, 2005, we issued 5,000,000 shares of common stock to a Director with a fair value of $350,000 ($0.07 per share).

On August 18, 2005, we issued 10,000,000 shares of common stock to Timothy M. Roberts, our former Chief Executive Officer, with a fair value of $700,000 ($0.07 per share).

On January 11, 2006, Greg Koler, our Chief Executive Officer, was entitled to 1,000,000 shares of common stock under the terms of his employment agreement. As of May 16, 2006, such shares have not been issued.

On February 14, 2006, the company issued Greg Koler, our Chief Executive Officer, 1,021,239 of common stock with a fair market value of $18,382 ($.018 per share) for services performed by Mr. Koler, prior to November 18, 2005, in his capacity as an independent contractor.

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

ITEM 13. EXHIBITS

Exhibit #    Exhibit Name

2.1  Agreement and Plan of Merger dated as of December 24, 2003 by and among Global Business Resources, Inc., Global Infinium Merger Sub, Inc., Infinium Labs Corporation and Peter J. Goldstein (Incorporated by Reference to Exhibit 2.1 to Form 8-K filed with the SEC on January 20, 2004).

3.1              Certificate of Incorporation (Incorporated by Reference to Exhibit 3.0 to Form SB-2 (Registration No. 333-67990) filed with the SEC on August 20, 2001).

3.2  Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to Exhibit 3.2 to the Company's Form 10-KSB for the year ended December 31, 2003).

3.3  Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to Exhibit 3.3 to the Company's Form 10-KSB for the year ended December 31, 2003).

3.4              Bylaws (Incorporated by reference to Exhibit 3.4 to the Company's Form 10-KSB for the year ended December 31, 2003).

10.1            Stock Purchase Agreement dated as of January 22, 2004 between Infinium Labs, Inc. and SBI Brightline VI, LLC (Incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on January 26, 2004).

10.2            Stock Purchase Agreement dated as of January 22, 2004 between Infinium Labs, Inc.  and Infinium Investment Partners, LLC (Incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on January 26, 2004).

10.3            Form of Subscription Agreement between Infinium Labs, Inc. and certain stockholders of Infinium Labs, Inc. (Incorporated by reference to Exhibit 4.3 to the Form 10-KSB for the year ended December 31, 2003).

10.4            12% Secured Subordinated Debenture between the Company and Contare Ventures, LLC dated February 23, 2004 (Incorporated by reference to Exhibit 10.12 to the Form 10-QSB filed with the SEC on August 23, 2004).

10.5            12% Secured Subordinated Debenture between the Company and Gary Kurfirst, dated February 23, 2004 (Incorporated by reference to Exhibit 10.9 to the Form 10-QSB filed with the SEC on August 23, 2004).

10.6            15% Secured Debenture between the Company and James Beshara, dated March 29, 2004 (Incorporated by reference to Exhibit 10.4 to the Form 10-QSB filed with the SEC on August 23, 2004).

10.7  15% Secured Debenture between the Company and Ronald Westman, dated April 7, 2004 (Incorporated by reference to Exhibit 10.11 to the Form 10-QSB filed with the SEC on August 23, 2004).

10.8  15% Secured Subordinated Debenture between the Company and James Beshara, dated May 3, 2004 (Incorporated by reference to Exhibit 10.3 to the Form 10-QSB filed with the SEC on August 23, 2004).

10.9  15% Secured Debenture between the Company and Ronald Westman, dated May 7, 2004 (Incorporated by reference to Exhibit 10.1 to the Form 10-QSB filed with the SEC on August 23, 2004).

10.10  Pledge Agreement between Robert F. Shambro in favor of Phoenix Capital Opportunity Fund, dated May 12, 2004 (Incorporated by reference from Exhibit 10.6 to the Form 10-QSB filed with the SEC on August 23, 2004).

10.11  Promissory Note between the Company and Sharon M. Beshara, dated May 18, 2004 (Incorporated by reference from Exhibit 10.5 to the Form 10-QSB filed with the SEC on August 23, 2004).

10.12  15% Secured Subordinated Debenture between the Company and and SBI USA, LLC, dated May 28, 2004 (Incorporated by reference from Exhibit 10.10 to the Form 10-QSB filed with the SEC on August 23, 2004).

10.13  Amended and restated convertible secured promissory note dated, June 16, 2004, between the Company and Phantom Investors, LLC (Incorporated by reference from Exhibit 10.2 to the Form 10-QSB filed with the SEC on August 23, 2004).

10.14  Commercial Promissory Note between the Company and Video Associates, LLC, dated June 2004
(Incorporated by reference from Exhibit 10.8 to the Form 10-QSB filed with the SEC on August 23, 2004).

10.15  Employee Stock Ownership (Incorporated by reference from Exhibit 10.13 to the Form 10-QSB filed with the SEC on August 23, 2004).

10.16  Promissory Note between the Company and Stephen A. Witzer, dated July 28, 2004 (Incorporated by reference from Exhibit 10.14 of to the Form SB-2/A filed with the SEC on February 14, 2005).

10.17  10% Secured Promissory Note between the Company and Hazinu Ltd., dated October 20, 2004 (Incorporated by reference from Exhibit 4.2 of to Form 8-K filed with the SEC on October 29, 2004).

10.18  10% Secured Promissory Note between the Company and JM Investors, LLC, Fenmore Holdings, LLC, Viscount Investments Limited and Congregation Mishkan Sholom, dated October 27, 2004 (Incorporated by reference from Exhibit 4.6 of to Form 8-K filed with the SEC on October 29, 2004)

10.19  Securities Purchase Agreement between the Company and JM Investors, LLC, Fenmore Holdings, LLC, Viscount Investments Limited and Congregation Mishkan Sholom dated December 13, 2004 (Incorporated by reference from Exhibit 4.1 to Form 8-K filed with the SEC on October 29, 2004).

10.20  Registration Rights Agreement between the Company and JM Investors, LLC, Fenmore Holdings, LLC, Viscount Investments Limited and Congregation Mishkan Sholom dated December 13, 2004 (Incorporated by reference from Exhibit 4.2 to Form 8-K filed with the SEC on October 29, 2004).

10.21  8% Convertible Debenture between the Company and JM Investors, LLC, Fenmore Holdings, LLC, Viscount Investments Limited and Congregation Mishkan Sholom dated December 13, 2004 (Incorporated by reference from Exhibit 4.3 to Form 8-K filed with the SEC on October 29, 2004).

10.22  8% Convertible Debenture between the Company and accredited investors dated December 23, 2004 (Incorporated by reference to Form 8-K filed with the SEC on January 5, 2005).

10.23  Pinnacle Marketing Agreement to serve as manufacturing representatives (Incorporated by reference from to Exhibit 10.21 to the Form 10-KSB filed with the SEC on April 20, 2005).

10.24  Summit Marketing Agreement to serve as manufacturing representatives (Incorporated by reference from to Exhibit 10.22 to the Form SB-2/A filed with the SEC on February 14, 2005).

10.25  Limelight Networks Agreement to serve as manufacturing representatives (Incorporated by reference from to Exhibit 10.24 to the Form SB-2/A filed with the SEC on February 14, 2005).

10.26  Chicony agreement to manufacture system hardware (Incorporated by reference from to Exhibit 10.25 to the Form SB-2/A filed with the SEC on February 14, 2005).

10.27  Saitek agreement to manufacture system hardware (Incorporated by reference from to Exhibit 10.26 to the Form SB-2/A filed with the SEC on February 14, 2005).

10.28  BIOSTAR® Microtech International Corp. agreement for engineering, industrial design and manufacturing (Incorporated by reference from to Exhibit 10.27 to the Form SB-2/A filed with the SEC on February 14, 2005).

10.29  Teague agreement for engineering and industrial design (Incorporated by reference from to Exhibit 10.28 to the Form SB-2/A filed with the SEC on February 14, 2005).

10.30  6% Promissory Note between the Company and Nite Capital L.P., dated March 9, 2005 (Incorporated by reference from Exhibit 10.39 to the Form 10-QSB filed with the SEC on May 23, 2005).

10.31  17% Promissory Note between the Company and Ron Westman., dated March 21, 2005 (Incorporated by reference from Exhibit 10.40 to the Form 10-QSB filed with the SEC on May 23, 2005).

10.32  12% Promissory Note between the Company and Rob Shambro, dated April 7, 2005 (Incorporated by reference from Exhibit 10.1 to the Form 10-QSB filed with the SEC on August 15, 2005).

10.33  17% Promissory Note between the Company and Fred Niedrich, dated April 29, 2005 (Incorporated by reference from Exhibit 10.2 to the Form 10-QSB filed with the SEC on August 15, 2005).

10.34  17% Promissory Note between the Company and Fred Niedrich, dated June 13, 2005 (Incorporated by reference from Exhibit 10.3 to the Form 10-QSB filed with the SEC on August 15, 2005).

10.35  17% Promissory Note between the Company and James Breshara, dated June 30, 2005 (Incorporated by reference from Exhibit 10.4 to the Form 10-QSB filed with the SEC on August 15, 2005).

10.36  15% Promissory Note between the Company and Edward Breshara, dated September 7, 2005 (Incorporated by reference from Exhibit 10.1 to the Form 10-QSB filed with the SEC on December 22, 2005).

10.37  5% Promissory Note between the Company and Sharon Breshara, dated September 7, 2005 (Incorporated by reference from Exhibit 10.2 to the Form 10-QSB filed with the SEC on December 22, 2005).

10.38  5% Promissory Note between the Company and Fred Niedrich, dated September 13, 2005 (Incorporated by reference from Exhibit 10.3 to the Form 10-QSB filed with the SEC on December 22, 2005).

10.39  5% Promissory Note between the Company and Fred Niedrich, dated September 19, 2005 (Incorporated by reference from Exhibit 10.4 to the Form 10-QSB filed with the SEC on December 22, 2005).

10.40  % Promissory Note between the Company and Fred Niedrich, dated November 1, 2005 (Incorporated by reference from Exhibit 10.5 to the Form 10-QSB filed with the SEC on December 22, 2005).

10.41  % Promissory Note between the Company and Edward Breshara, dated November 7, 2005 (Incorporated by reference from Exhibit 10.6 to the Form 10-QSB filed with the SEC on December 22, 2005).

10.42  5% Assignment of Promissory Note between Stephen A. Witzer, Trustee and Director, Richard Angelotti, dated December 9, 2005 (Incorporated by reference from Exhibit 10.7 to the Form 10-QSB filed with the SEC on December 22, 2005).

10.43  Amendment to Promissory Note between the Company and Director, Richard Angelotti, dated December 9, 2005 (Incorporated by reference from Exhibit 10.8 to the Form 10-QSB filed with the SEC on December 22, 2005).

10.44  Employment agreement between the Company and Tyrol Graham dated January 15, 2004 (Incorporated by reference from to Exhibit 10.32 to the Form 10-KSB filed with the SEC on April 20, 2005).

10.45  Employment agreement between the Company and Greg Koler dated January 11, 2006 (Incorporated by reference from to Exhibit 10.1 to the Form 8-K filed with the SEC on January 13, 2006).

10.46  Stockholder vesting agreement between the Company and Greg Koler dated January 11, 2006 (Incorporated by reference from to Exhibit 10.2 to the Form 8-K filed with the SEC on January 13, 2006).

10.47  Securities Purchase Agreement dated as of January 24 , 2006 by and between Infinium Labs, Inc. and Golden Gate Investors, Inc. (Incorporated by reference from to Exhibit 10.1 to the Form 8-K filed with the SEC on January 31, 2006).

10.48  Registration Rights Agreement dated as of January 24, 2006 by and between Infinium Labs, Inc. and Golden Gate Investors, Inc. (Incorporated by reference from to Exhibit 10.2 to the Form 8-K filed with the SEC on January 31, 2006).

10.49          5¼% Convertible Debenture of Infinium Labs, Inc. dated as of January 24, 2006. (Incorporated by reference from to Exhibit 10.3 to the Form 8-K filed with the SEC on January 31, 2006).

10.50  Warrant to Purchase Common Stock of Infinium Labs, Inc. dated as of January 24, 2006 (Incorporated by reference from to Exhibit 10.4 to the Form 8-K filed with the SEC on January 31, 2006).

10.51  Addendum to Convertible Debenture, Warrant to Purchase Common Stock and Securities Purchase Agreement dated as of January 24, 2006 by and between Infinium Labs, Inc. and Golden Gate Investors, Inc. (Incorporated by reference from to Exhibit 10.5 to the Form 8-K filed with the SEC on January 31, 2006).

31.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes-Oxley Section 302 (filed herewith).

32.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by our auditors, for professional services rendered for the audit of the Company's annual financial statements for the years ended December 31, 2005 and December 31, 2004 and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB during those fiscal years were $63,758 and $53,625 respectively.

Audit-related Fees. None.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Annual Report on Form 10-KSB for the year ended December 31, 2005 to be signed on its behalf by the undersigned, thereunto duly authorized.

INFINIUM LABS, INC.

Date: May 19, 2006	By:	/s/ Greg Koler
Name: Greg Koler
Title: Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Principal Accounting and Financial Officer)

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Annual Report on Form 10-KSB for the year ended December 31, 2005 to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

/s/ Greg Koler	Chief Executive Officer and	May 19, 2006
Greg Koler	Interim Chief Financial Officer

/s/ Timothy Roberts	Chairman of the Board of Directors	May 19, 2006
Timothy Roberts

/s/ Richard Angelotti	Director	May 19, 2006
Richard Angelotti

INFINIUM LABS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 CONSOLIDATED AND 2004 (RESTATED)

INFINIUM LABS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGES	F-1	Reports of Independent Registered Public Accounting Firm

PAGE	F-2	Balance Sheets as of December 31, 2004 (Consolidated) and 2004 (Restated)

PAGE	F-3	Statements of Operations for the Year Ended December 31, 2005 (Consolidated) and 2004 (Restated) and for the Period from December 9, 2002 (Inception) to December 31, 2005

PAGES	F-4-F-19	Statement of Changes in Stockholders’ Deficiency for the Period from December 9, 2002 (Inception) Through December 31, 2005

PAGES	F-20	Statements of Cash Flows for the Year Ended December 31, 2005 (Consolidated) and 2004 (Restated) and for the Period from December 9, 2002 (Inception) to December 31, 2005

PAGES	F-22-F-52	Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

Infinium Labs, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Infinium Labs, Inc. and subsidiary (A Development Stage Company) as of December 31, 2005 (consolidated) and the related statements of operations, changes in stockholders’ deficiency and cash flows for the year ended December 31, 2005 (consolidated), 2004, and for the period from December 9, 2002 (inception) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Infinium Labs Corporation as of October 31, 2003, were audited by other auditors whose report dated December 11, 2003, except for Note F as to which the date is January 26, 2004, expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Infinium Labs, Inc. and subsidiary (A Development Stage Company) as of December 31, 2005, 2004, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004, and for the period from December 9, 2002 (inception) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company has had recurring losses from inception of $66,579,467, has a working capital deficiency of $11,965,644, a stockholders deficiency of $11,965,644, notes in default of $3,486,759 and used cash in operations from inception of $15,339,599. This raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 10. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2, the Company restated its Financial Statements for the two months ended December 31, 2003 and the year ended December 31, 2004 (consolidated).

WEBB & COMPANY, P.A.

Boynton Beach, Florida

May 16, 2006

INFINIUM LABS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Consolidated Balance Sheet
December 31, 2005

ASSETS

Current Assets:
Cash	$603
Prepaid Expenses	7,071
Total Current Assets	7,674

Total Assets	$7,674

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable	$3,839,274
Due to developers	845,000
Accrued interest expense	846,137
Other accrued expense	6,506
Accrued payroll and payroll taxes (Note 8(F))	2,364,205
Promissory notes, net (Note 5)	4,072,196

Total Current Liabilities	11,973,318

Commitments and Contingencies	-

Stockholders’ Deficiency:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 399,823,667 shares issued and outstanding (Note 6)	39,982
Additional paid-in capital (Note 6)	55,077,909
Subscription receivable	(22,517)
Deferred Compensation	(481,551)
Accumulated deficit during development stage	(66,579,467)

Total Stockholders’ Deficiency	(11,965,644)

Total Liabilities and Stockholders’ Deficiency	$7,674

See Notes to Accompanying Consolidated Financial Statements

INFINIUM LABS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Consolidated Statements of Operations

	For the Year Ended December 31, 2005	For the Year Ended December 31, 2004 Restated Note 2	For the Period from December 9, 2002 (Inception to December 31, 2005)
Operating Expenses:
Development costs	$(13,927)	$3,130,854	$3,522,277
Advertising	404,331	1,380,377	1,992,887
Salary expense	5,677,365	6,985,422	12,835,271
Professional fees	1,265,317	2,808,733	4,969,920
Consultants	3,111,392	9,082,345	13,053,413
Impairment of assets	502,090	352,299	854,389
General and administrative	2,220,324	3,864,787	6,451,230
Total Operating Expenses	13,166,892	27,604,817	43,679,387
Net Loss from Operations	(13,166,892)	(27,604,817)	(43,679,387)

Other Income (Expense):
Other income	383	1,897	2,317
Gain / (Loss) on sale of equipment	(5,011)	(448)	(5,459)
Gain / (Loss) on conversion of notes	(10,671,647)		(10,671,647)
Gain / (Loss) on stock issued for payroll taxes	(62,269)		(62,269)
Interest expense	(5,700,848)	(5,688,042)	(11,406,886)
Payroll Tax Penalties & Interest	(208,322)	(528,377)	(756,136)
Total Other Income (Expense)	(16,647,714)	(6,214,970)	(22,900,080)

Loss before Income Taxes	(29,814,606)	(33,819,787)	(66,579,467)

Income Taxes	-	-	-

Net Loss	$(29,814,606)	$(33,819,787)	$(66,579,467)

Per Common Share

Loss per common share - basic and diluted	$(0.14)	$(0.34)	$(0.50)

Weighted average - basic and diluted	219,727,249	100,688,617	133,897,292

See Notes to Accompanying Consolidated Financial Statements

INFINIUM LABS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Consolidated Statement of Stockholders' Deficiency

For the Period from December 9, 2002 (Inception) to December 31, 2005
Preferred Stock
Common Stock
Additional Paid-In
Accumulated Deficit During Development
Stock Subscriptions
Deferred

Shares
Amount
Shares
Amount
Capital
Stage
Receivable
Compensation
Total

 Stock issued to founders ($0.0004 per share)
$

58,189,728
$
5,819
$
12,703
$	$
(18,517
)

$
5

 Stock issued for cash ($0.12 per share)
4,423,012
442
526,261

526,703

 Stock issued for services ($0.3775 per share)
2,957,376
296
1,112,709

1,113,005

 Net loss for the period from December 9, 2002 (inception) to October 31, 2003
(2,270,129
)

(2,270,129
)

 Balance, October 31, 2003
65,570,116
6,557
1,651,673
(2,270,129
)
(18,517
)

(630,416
)

 Stock issued for cash ($0.28 per share)
2,169,148
217
612,172
(145,000
)

467,389

 Stock issued for signage rights ($0.3175 per share)
942,600
94
299,906

300,000

 Stock issued for services ($0.3175 per share)
434,036
43
138,597

138,640

 See Notes to Accompanying Consolidated Financial Statements

INFINIUM LABS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Consolidated Statement of Stockholders' Deficiency

For the Period from December 9, 2002 (Inception) to December 31, 2005

Preferred Stock
Common Stock
Additional Paid-In
Accumulated Deficit During Development
Stock Subscriptions
Deferred

Shares
Amount
Shares
Amount
Capital
Stage
Receivable
Compensation
Total

 Net loss for the two months ended December 31, 2003

(674,945
)

(674,945
)

 Balance, December 31, 2003

69,115,900
6,911
2,702,348
(2,945,074
)
(163,517
)

(399,332
)

 Recapitalization of Global Business Resources

16,156,000
1,615
(1,615
)

0

 Shares issued for cash ($0.25 per share)

6,650,000
665
1,661,835

1,662,500

 Shares issued for cash ($0.257 per share)

141,000

141,000

 Shares issued with note payable ($0.78 per share)

560,000
56
433,944

434,000

 Shares issued for legal settlement ($1.475 per share)

66,668
7
98,328

98,335

 Shares issued for services ($1.475 per share)

1,750,000
175
2,581,075

2,581,250

 Shares issued with note payable ($1.47 per share)

7,500

11,025

11,025

 Shares issued with note payable ($1.42 per share)

200,000
20
283,980

284,000

 Shares issued with note payable ($1.475 per share)

100,000
10
147,490

147,500

See Notes to Accompanying Consolidated Financial Statements

INFINIUM LABS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Consolidated Statement of Stockholders' Deficiency

For the Period from December 9, 2002 (Inception) to December 31, 2005

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total
Shares issued with note payable ($1.13 per share)			60,000	6	67,794				67,800

Shares issued with note payable ($1.43 per share)			33,000	3	47,187				47,190

Shares issued with note payable ($1.475 per share)			511,000	51	753,674				753,725

Shares issued for loan default penalty ($1.475 per share)			74,999	8	110,616				110,624

Shares issued for loan default penalty ($1.13 per share)			75,000	8	84,742				84,750

Shares issued for loan default penalty ($1.475 per share)			80,000	8	117,992				118,000

Shares issued for loan default penalty ($1.56 per share)			603,038	61	942,487				942,548

Shares issued for loan default penalty ($1.47 per share)			955,312	96	1,404,213				1,404,309

Shares issued for cash ($2.50 per share)			40,000	4	99,996				100,000

Shares issued for legal settlement ($1.455 per share)			53,332	5	77,560				77,565

Shares issued for cash ($2.00 per share)			100,000	10	199,990				200,000

See Notes to Accompanying Consolidated Financial Statements

INFINIUM LABS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Consolidated Statement of Stockholders' Deficiency

For the Period from December 9, 2002 (Inception) to December 31, 2005

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total
Shares issued to consultants for services ($1.44 per share)			830,000	83	1,195,117				1,195,200

Shares issued to consultants for services ($1.475 per share)			100,000	10	147,490				147,500

Shares issued to consultants for services ($1.60 per share)			279,260	28	446,788				446,816

Shares issued to consultants for services ($0.92 per share)			440,000	44	404,756				404,800

Beneficial conversion of promissory notes at $0.75 per share					71,275				71,275

Shares issued for loan guaranty ($1.04 per share)			800,000	80	831,920				832,000

Shares issued to consultants ($1.13 per share)			1,000,000	100	1,129,900				1,130,000

Shares issued to consultants for services ($0.64 per share)			21,460	2	13,732				13,734

Shares issued to consultants for services ($0.61 per share)			200,000	20	121,980				122,000

Shares issued to consultants for services ($0.60 per share)			36,000	4	21,416				21,420

Shares issued to consultants for services ($0.60 per share)			1,933,224	193	1,162,251				1,162,444

See Notes to Accompanying Consolidated Financial Statements

INFINIUM LABS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Consolidated Statement of Stockholders' Deficiency

For the Period from December 9, 2002 (Inception) to December 31, 2005

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total
Shares issued to employees ($0.33 per share)			300,000	30	98,970				99,000

Shares issued for cash ($0.25 per share)			1,900,400	190	474,910				475,100

Shares issued to employees ($0.32 per share)			1,790,000	179	565,321				565,500

Shares issued to employees ($0.22 per share)			5,199,967	520	1,136,579				1,137,099

Shares issued to executives ($0.22 per share)			1,100,000	110	240,432				240,542

Shares issued to consultants for services ($0.21 per share)			3,885,410	388	811,753				812,141

Shares issued with notes payable ($0.42 per share)			1,750,000	175	734,825				735,000

Shares issued to consultants for services ($0.28 per share)			1,350,000	135	377,365				377,500

Shares issued for interest ($0.18 per share)			375,000	38	67,462				67,500

Shares issued for services ($0.25 per share)			150,000	15	37,485				37,500

Shares issued for cash ($0.16 per share)			1,649,635	165	263,910				264,075

See Notes to Accompanying Consolidated Financial Statements

INFINIUM LABS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Consolidated Statement of Stockholders' Deficiency

For the Period from December 9, 2002 (Inception) to December 31, 2005

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total
Beneficial conversion of promissory notes at $0.10 per share					318,500				318,500

Fair value of warrants issued in conjunction with promissory notes ranging from $0.10 per share to $1.00 per share					2,025,000				2,025,000

Shares contributed in kind			(1,191,450)	(119)	119				0

Net loss, December 31, 2004						(33,819,787)			(33,819,787)

Balance, December 31, 2004			121,090,655	12,109	24,523,917	(36,764,861)	(22,517)		(12,251,352)

Shares issued to Director for services ($1.59 per share)			40,000	4	63,596				63,600

Shares issued to consultants for services ($0.87 per share)			125,179	13	108,916				108,929

Shares issued to convert note payable ($1.18 per share)			7,043,750	704	8,310,921				8,311,625

Shares issued to consultants for services ($0.54 per share)			1,200,000	120	647,880				648,000

Shares issued to convert note payable ($0.365 per share)			4,925,291	493	1,797,238				1,797,731

Shares issued to consultants for services ($0.32 per share)			1,722,453	172	558,675			(19,665)	539,182

See Notes to Accompanying Consolidated Financial Statements

INFINIUM LABS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Consolidated Statement of Stockholders' Deficiency

For the Period from December 9, 2002 (Inception) to December 31, 2005

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total
Shares issued to employees ($0.25 per share)			225,000	22	56,228				56,250

Shares issued to convert note payable ($0.122 per share)			5,815,069	582	711,336				711,918

Shares issued to consultant for services ($0.32 per share)			100,000	10	31,990				32,000

Shares issued to Director for services ($0.34 per share)			800,000	80	271,920				272,000

Beneficial conversion of promissory notes					375,000				375,000

Shares issued to consultants for services ($0.32 per share)			1,423,734	143	319,812				319,955

Shares issued to convert note payable ($0.17 per share)			13,325,000	1,333	2,280,600				2,281,933

Shares issued to consultant for services ($0.18 per share)			250,000	25	44,975				45,000

Shares issued to employee ($0.23 per share)			100,000	10	22,990				23,000

Shares issued to employees ($0.15 per share)			601,725	60	90,199				90,259

Shares issued to convert note payable ($0.10 per share)			2,936,644	294	293,370				293,664

See Notes to Accompanying Consolidated Financial Statements

INFINIUM LABS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Consolidated Statement of Stockholders' Deficiency

For the Period from December 9, 2002 (Inception) to December 31, 2005

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total
Loss on conversion of note payable					69,863				69,863

Shares issued to employees ($0.15 per share)			678,067	68	101,242				101,310

Shares issued to consultants for services ($0.15 per share)			2,255,097	225	338,550				338,775

Shares issued to employees ($0.15 per share)			962,324	96	143,244				143,340

Shares issued to employees ($0.12 per share)			1,162,720	116	139,410				139,526

Shares issued to executive ($0.15 per share)			250,000	25	37,475				37,500

Shares issued to convert note payable ($0.16 per share)			3,961,170	396	633,391				633,787

Shares issued to convert note payable ($0.16 per share)			3,700,000	370	591,630				592,000

Shares issued to convert note payable ($0.14 per share)			5,900,000	590	825,828				826,418

Shares issued to convert note payable ($0.14 per share)			12,000,000	1,200	1,685,636				1,686,836

Shares issued to satisfy vendor payable ($0.16 per share)			1,976,021	198	315,965				316,163

See Notes to Accompanying Consolidated Financial Statements

INFINIUM LABS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Consolidated Statement of Stockholders' Deficiency

For the Period from December 9, 2002 (Inception) to December 31, 2005

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total
Shares issued to executive ($0.10 per share)			250,000	25	24,975				25,000

Shares issued to executive ($0.10 per share)			500,000	50	49,950				50,000

Shares issued to consultants for services ($0.11 per share)			2,934,536	293	322,342				322,635

Shares issued to employees ($0.08 per share)			2,122,675	212	178,188				178,400

Shares issued to convert note payable ($0.11 per share)			3,695,339	369	403,642				404,011

Shares returned to Treasury per legal settlement ($1.47 per share)			(120,000)	(12)	(175,888)				(175,900)

Shares issued to convert note payable ($0.10 per share)			2,075,453	208	207,337				207,545

Loss on conversion of note payable					62,263				62,263

Shares issued to convert note payable ($0.10 per share)			3,187,206	319	318,402				318,721

Loss on conversion of note payable					95,616				95,616

Shares issued to convert note payable ($0.10 per share)			1,110,298	111	110,919				111,030

See Notes to Accompanying Consolidated Financial Statements

INFINIUM LABS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Consolidated Statement of Stockholders' Deficiency

For the Period from December 9, 2002 (Inception) to December 31, 2005

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total
Loss on conversion of note payable					3,309				3,309

Shares issued to convert note payable ($0.10 per share)			1,109,069	111	110,796				110,907

Loss on conversion of note payable					3,272				3,272

Shares issued to convert note payable ($0.10 per share)			1,863,852	186	186,199				186,385

Loss on conversion of note payable					3,416				3,416

Beneficial conversion of promissory notes					220,400				220,400

Warrants issued					594,429				594,429

Deferred Compensation								9,941	9,941

Shares issued to consultants for services ($0.10 per share)			500,000	50	49,950			(10,000)	40,000

Shares issued to consultants for services ($0.096 per share)			32,000	3	3,069				3,072

Shares issued to consultants for services ($0.084 per share)			22,000	2	1,849				1,851

Shares issued to consultants for services ($0.09 per share)			72,223	7	6,493				6,500

See Notes to Accompanying Consolidated Financial Statements

INFINIUM LABS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Consolidated Statement of Stockholders' Deficiency

For the Period from December 9, 2002 (Inception) to December 31, 2005

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total
Shares issued to consultants for services ($0.086 per share)			50,000	5	4,297				4,302

Shares issued to satisfy vendor payable ($0.09 per share)			2,549,075	255	229,162			(52,631)	176,786

Shares issued to employees ($0.10 per share)			50,000	5	4,995				5,000

Shares issued to employees ($0.07 per share)			2,767,036	277	195,015				195,292

Shares issued to employees ($0.07 per share)			182,799	18	12,778				12,796

Shares issued to employees ($0.065 per share)			100,000	10	6,490				6,500

Shares issued to executives and director ($0.07 per share)			1,891,655	189	132,227				132,416

Shares issued to satisfy vendor payable ($0.08 per share)			368,375	37	29,433				29,470

Shares issued to consultants for services ($0.07 per share)			150,000	15	10,485				10,500

Shares issued to consultants for services ($0.08 per share)			492,940	49	39,386				39,435

Shares issued to consultants for services ($0.09 per share)			333,340	33	29,967				30,000

See Notes to Accompanying Consolidated Financial Statements

INFINIUM LABS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Consolidated Statement of Stockholders' Deficiency

For the Period from December 9, 2002 (Inception) to December 31, 2005

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total
Shares issued to consultants for services ($0.075 per share)			86,667	9	6,491				6,500

Shares issued to consultants for services ($0.06 per share)			250,000	25	14,975				15,000

Shares issued to employee ($0.07 per share)			100,000	10	6,990				7,000

Shares issued to convert note payable ($0.05 per share)			2,096,623	210	104,621				104,831

Shares issued to consultants for services ($0.07 per share)			2,399,879	240	167,752			(140,000)	27,992

Shares issued to consultants for services ($0.09 per share)			62,500	6	5,619				5,625

Shares issued to consultants for services ($0.06 per share)			53,571	5	3,209				3,214

Shares issued to consultants for services ($0.07 per share)			750,000	75	52,425				52,500

Shares issued to employees ($0.07 per share)			2,600,000	260	181,740				182,000

Shares issued to director ($0.07 per share)			5,000,000	500	349,500				350,000

Shares issued to executive ($0.07 per share)			10,000,000	1,000	699,000				700,000

See Notes to Accompanying Consolidated Financial Statements

INFINIUM LABS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Consolidated Statement of Stockholders' Deficiency

For the Period from December 9, 2002 (Inception) to December 31, 2005

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total
Shares issued to convert accrued interest on note payable ($0.054 per share)			7,114,667	711	383,481				384,192

Shares issued to consultants for services ($0.06 per share)			250,000	25	14,975				15,000

Shares issued to consultants for services ($0.05 per share)			1,629,027	163	81,288			(27,505)	53,946

Shares issued to satisfy vendor payable ($0.049 per share)			6,361,113	636	311,059				311,695

Shares issued to convert notes payable ($0.0472 per share)			12,882,049	1,288	617,479				618,767

Loss on conversion of notes payable					14,169				14,169

Shares issued to convert note payable ($0.045 per share)			3,385,259	339	151,998				152,337

Loss on conversion of note payable					16,926				16,926

Shares issued to employees ($0.055 per share)			5,415,729	542	297,323			(85,758)	212,107

Shares issued to employees ($0.05 per share)			3,045,708	305	151,981			(44,648)	107,638

See Notes to Accompanying Consolidated Financial Statements

INFINIUM LABS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Consolidated Statement of Stockholders' Deficiency

For the Period from December 9, 2002 (Inception) to December 31, 2005

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total
Shares issued to employees ($0.045 per share)			3,977,894	398	178,607			(50,058)	128,947

Deferred Compensation								9,724	9,724

Shares issued to consultants for services ($0.032 per share)			264,822	26	8,448				8,474

Shares issued to consultants for services ($0.029 per share)			500,000	50	14,450				14,500

Shares issued to consultants for services ($0.020 per share)			1,536,850	154	30,583				30,737

Shares issued to convert note payable ($.029 per share)			7,246,455	725	199,459				200,184

Loss on conversion of note					9,964				9,964

Shares issued to employees ($0.025 per share)			15,299,873	1,530	380,967			(112,695)	269,802

Shares issued to employees ($0.028 per share)			699,780	70	19,524				19,594

Shares issued to consultants for services ($0.022 per share)			2,247,956	225	49,230				49,455

Shares issued to consultants for services ($0.024 per share)			1,000,000	100	23,900				24,000

Shares issued to consultants for services ($0.021 per share)			6,380,900	638	133,361			(91,165)	42,834

See Notes to Accompanying Consolidated Financial Statements

INFINIUM LABS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Consolidated Statement of Stockholders' Deficiency

For the Period from December 9, 2002 (Inception) to December 31, 2005
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total
Shares issued to consultants for services ($0.015 per share)			2,000,000	200	29,800				30,000

Shares issued to employees ($0.022 per share)			1,134,261	113	24,840			(5,328)	19,625

Shares issued to satisfy vendor payable ($0.022 per share)			5,071,175	507	111,059				111,566

Shares issued to satisfy vendor payable ($0.022 per share)			1,134,775	114	24,851				24,965

Shares issued to convert notes payable & accrued interest ($0.015 per share)			7,948,856	795	104,925				105,720

Loss on conversion of notes payable					13,513				13,513

Shares issued to consultants for services ($0.02 per share)			10,694,577	1,069	212,823			(188,510)	25,382

Shares issued to employees ($0.02 per share)			30,342,931	3,034	592,570			(176,513)	419,091

Gain on Note Conversion Settlement									0

Shares issued to convert notes payable ($0.017)			16,000,000	1,600	79,141				80,741

Warrants issued					335,933				335,933

See Notes to Accompanying Consolidated Financial Statements

INFINIUM LABS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Consolidated Statement of Stockholders' Deficiency

For the Period from December 9, 2002 (Inception) to December 31, 2005

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total
Deferred compensation								503,260	503,260

Net loss, December 31, 2005						(29,814,606)			(29,814,606)

BALANCE, December 31, 2005			399,823,667	$39,982	$55,077,909	$(66,579,467)	$(22,517)	(481,551)	$(11,965,644)

See Notes to Accompanying Consolidated Financial Statements

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2005 (Consolidated)	For the Year Ended December 31, 2004 (Consolidated)	For the Period From December 9, 2002 (Inception) to December 31, 2005
Cash Flows from Operating Activities:
Net loss	$(29,814,606)	$(33,819,787)	$(66,579,467)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	208,547	170,059	382,895
Impairment of assets	502,090	352,299	854,389
Loss on disposal of assets	5,011	448	5,459
Common stock issued for services	4,493,531	8,452,305	14,197,521
Common Stock issued to employees	2,821,858	2,042,141	4,863,999
Common stock issued for legal settlements	(175,900)	175,900	-
Common stock issued for interest	1,243,314	2,727,731	3,971,045
Common stock issued for loan guarantee	-	832,000	832,000
Common stock issued for vendor settlement	1,020,353	-	1,020,353
(Gain)/Loss on vendor settlement	(27,367)	-	(27,367)
Loss on conversion of notes payable	10,671,647	-	10,671,647
Legal fees on conversion of notes payable	40,131	-	40,131
Legal fees on vendor settlement	28,483	-	28,483
Amortization of interest expense	3,399,312	2,150,588	5,574,900
Warrants Issued	930,362	-	930,362
Changes in operating assets and liabilities:
Decrease (increase) in current assets:
Prepaid expenses and other receivables	59,925	(63,646)	(7,071)
Deposits	5,440	2,050	-
Increase (decrease) in current liabilities:
Accounts payable	240,389	3,249,880	3,839,274
Due to developers	(140,000)	985,000	845,000
Accrued interest	544,722	294,634	846,137
Other accrued expense	(98,494)	(15,850)	6,506
Accrued payroll and payroll taxes	698,436	1,589,772	2,364,205
Net Cash Used in Operating Activities	(3,342,816)	(10,874,476)	(15,339,599)

Cash Flows from Investing Activities:
Purchase of property and equipment	10,310	(803,415)	(960,157)
Sale of property and equipment	5,660	11,755	17,415
Increase in restricted cash	894,910	(894,910)	-
Net Cash (Used) in Investing Activities	910,880	(1,686,570)	(942,742)

Cash Flows from Financing Activities:
Repayments of notes payable	-	(1,075,000)	(1,075,000)
Proceeds from stockholder	-	-	4,940
Payments to stockholder	-	-	(4,940)
Proceeds from sale of common stock, net	595,400	7,737,690	9,327,147
Promissory note	1,833,037	5,856,606	8,030,797
Net Cash Provided by Financing Activities	2,428,437	12,519,296	16,282,944

NET INCREASE (DECREASE) IN CASH	(3,499)	(41,750)	603

CASH AT BEGINNING OF PERIOD	4,102	45,852	-

CASH AT END OF PERIOD	$603	$4,102	$603

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$18,750	$508,308	$533,838

See Notes to Accompanying Consolidated Financial Statements

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Cash Flows

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

During 2003, the Company issued 235,600 shares of common stock with a fair value of $300,000 for intangible signage rights.

During 2005, the Company issued 112,768,500 shares of common stock to convert 25 notes payable aggregating $8,458,501.

See Notes to Accompanying Consolidated Financial Statements

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization and Basis of Presentation

Infinium Labs, Inc. (“Infinium”) a Delaware corporation, formed on December 9, 2002, and located in Seattle, Washington, is a development stage company, and as such has devoted most of its efforts since inception to developing its business plan, issuing common stock, raising capital and developing its products.

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

(C) Consolidation
The accompanying December 31, 2005 and December 31, 2004 consolidated financial statements include the accounts of Infinium Labs, Inc. and its wholly owned subsidiary, Infinium Labs Operating Corporation. Intercompany transactions and balances have been eliminated in consolidation.

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

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements

(E) Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful life of three to seven years. Various note holders have a security interest in the Company’s assets. In December 2005, all remaining assets were impaired.

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

(G) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by statement of Financial Accounting Standards “SFAS” No. 128, “Earnings per Share.” For the year ended December 31, 2005, the year ended December 31, 2004 and the period from December 9, 2002 (Inception) through December 31, 2005, the effect of common share equivalents was anti-dilutive and not included in the calculation of diluted net loss per common share.

(H) Advertising

Advertising costs are expensed either in the periods in which those costs are incurred or the first time the advertising takes place. For the year ended December 31, 2005, the year ended December 31, 2004 and the period from December 9, 2002 (Inception) to December 31, 2005, the Company incurred advertising costs of $404,331, $1,380,377, $1,992,887 respectively.

(I) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(J) Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or "SAB 107". SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. Effective January 1, 2006, the Company has fully adopted the provisions of SFAS No. 123R and related interpretations as provided by SAB 107. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company applies this statement prospectively.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections.  This Statement replaces APB Opinion No,. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  SFAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle.  This Statement is effective in fiscal years beginning after December 15, 2005.   The Company has not yet determined the effect of implementing this standard.

(K) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.

(L) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At December 31, 2005, the Company had no cash in excess of FDIC insurance limits.

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
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements

NOTE 2       RESTATEMENT OF FINANCIAL STATEMENTS

(A) Payroll and Corresponding Payroll Tax Liabilities

The Company determined that certain employees were incorrectly classified as consultants during the year ended December 31, 2004. The Company has reclassified these consultants to employees and has restated these expenses and related liabilities at December 31, 2004.

(B) Penalties and Interest on Payroll Tax Liabilities

The Company determined that penalties and interest were applicable to unpaid payroll tax liabilities that existed as a result of employees originally classified as consultants during the year ended December 31, 2004. The Company also determined that penalties and interest were applicable to additional unpaid payroll tax liabilities recorded during the year ended December 31, 2004. The Company has included these penalties and interest in the restated expenses and related liabilities at December 31, 2004.

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

NOTE 3   INTANGIBLE ASSETS

During 2003, the Company entered into an agreement for the signage rights to a building located in Sarasota, Florida. The agreement called for the Company to issue 942,600 shares of common stock in exchange for signage rights beginning April 1, 2004 through May 31, 2009. The shares were valued at the recent cash offering price aggregating $300,000. The Company will amortize the cost over the life of the agreement. As of December 31, 2005, the Company has amortized $96,651 of expense of the signage rights. The remaining value of $203,049 was impaired in December 2005 as a result of the Company’s decision to close the Sarasota, Florida office.

NOTE 4       PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

December 31, 2005
Office equipment	$77,190
Computer equipment	340,170
Computer software	357,922
Office furniture	110,686
Leasehold improvements	36,914
922,882
Less accumulated depreciation	(278,295)
Less impairment	(654,897)
Property & Equipment, Net	$-

Depreciation expense during the twelve months ended December 31, 2005, the twelve months ended December 31, 2004, and the period from December 9, 2002 (Inception) to December 31, 2005 was $155,400, $127,075 and $286,765, respectively. During 2005 and 2004, the Company recognized impairment of property and equipment of $298,741 and 352,299 respectively due to the restructuring of the offices in Seattle, Washington and Sarasota, Florida.

NOTE 5 NOTES PAYABLE

During 2003, the Company received $275,000, net of offering costs of $25,000 in the form of a 20% secured convertible debenture that matures on February 28, 2004 and is guaranteed by the Company's Chairman. The maximum borrowings available under the debenture agreement are $750,000. The debenture is secured by all of the Company's assets and is convertible in its entirety at the option of the holder into the Company's common stock at a conversion price of $1.00. There was no beneficial conversion recognized on the issuance of the convertible notes payable as the conversion price was equal to recent cash offering price. During February 2004, the entire convertible note was repaid with cash of $275,000. At December 31, 2005, the outstanding balance on the convertible debenture was $0.

During 2003, the Company entered into a $100,000 convertible note payable in full settlement of a lawsuit. The note is non-interest bearing and was due August 11, 2004. The note is convertible at the option of the note holder at any time at the current trading price of the Company's common stock. During February 2004, the entire convertible note was repaid with cash of $100,000. At December 31, 2005, the balance on the note payable was $0.

In February 2004, the Company authorized a private debt offering of secured 12% and 15% promissory notes with due dates one year from the date of issuance, within sixty days of the Company's SB-2 becoming effective or upon the Company receiving an equity investment of at least $15,000,000. For each loan to the Company, the lender was also entitled to 20,000 shares of the Company's common stock. During the twelve months ended December 31, 2004, the Company issued an aggregate of $2,400,000 promissory notes and issued 560,000 common shares. The shares were treated as a discount to the private offering, the shares were valued at $434,000 based on the market price on the dates the funds were received and the discount is being amortized over the life of the notes. $1,000,000 of these notes were settled on May 16, 2005 via a Settlement Agreement which converted the entire amount of the note into common stock at a per share price of $0.14. The Company recognized a loss on the conversion of $540,000. At September 30, 2005, the balance on theses notes payable was $1,400,000 which is currently in default. Accrued interest of $364,192 was paid on the $1,400,000 note in August 2005 via a Settlement Agreement which converted the accrued interest on the note to common stock at a per share price of $.054. Unpaid interest on the note at December 31, 2005 was $32,814. These notes are secured with the assets of the Company.

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

On May 7, 2004, the Company borrowed $100,000 under a 15% promissory note. As additional consideration, the Company issued the holder 40,000 shares of common stock having a fair value of $55,200. The shares were treated as a discount to the note and the discount is being amortized over the life of the note. The note was fully paid off as of December 31, 2005.

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

On July 28, 2004, the Company borrowed $500,000 under a 15% promissory note which is payable on July 28, 2005. As consideration for a Director's personal guaranty of note, the Company issued the Director 800,000 shares of common stock having a fair value of $832,000. On November 1, 2005 the note and unpaid interest was assigned to a Director. On December 9, 2005 the note was amended to include accrued interest of $60,437 with simple interest due December 31, 2006. The principal and accrued interest on this note as of December 31, 2005 was $574,682.

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

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements

On October 20, 2004, the Company entered into a Bridge Loan Agreement with Hazinu Ltd. pursuant to which the Lender advanced the principal amount of $300,000 to the Company on October 21, 2004 in exchange for (i) a 10% secured promissory note in such principal amount, (ii) 500,000 shares of our common stock, and (iii) warrants to purchase 500,000 shares of our common stock at an exercise price of $0.50 per share. The value of the shares and warrants of $152,500 and $147,500, respectively were treated as a discount to the note and the discount is being amortized over the life of the note. The note was due December 31, 2004 and during December 2004, the entire note was repaid with cash. At December 31, 2005, the outstanding balance on the convertible debenture was $0.

On October 27, 2004, the Company entered into a Bridge Loan Agreement with JM Investors, LLC, Fenmore Holdings, LLC, Viscount Investments Limited and Congregation Mishkan Sholom pursuant to which the Lenders advanced an aggregate principal amount of $300,000 to the Company on October 28, 2004 in exchange for (i) 10% secured promissory notes in such aggregate principal amount, (ii) 500,000 shares of our common stock and (iii) warrants to purchase an aggregate of 500,000 shares of our common stock at an exercise price of $0.50 per share. The value of the shares and warrants of $152,500 and $147,500, respectively were treated as a discount to the note and the discount is being amortized over the life of the note. The note was due December 31, 2004 and during December 2004, the entire note was repaid with cash. At December 31, 2005, the outstanding balance on the convertible debenture was $0.

On December 13, 2004, the Company entered into a Bridge Loan Agreement with 15 various entities pursuant to which the Lenders advanced an aggregate principal amount of $1,160,000 to the Company on December 16, 2004 in exchange for (i) 8% secured promissory notes in such aggregate principal amount, (ii) 250,000 shares of our common stock and (iii) warrants to purchase an aggregate of 16,312,461 shares of our common stock at exercise prices ranging from $0.10 to $1.00 per share. The value of the shares and warrants of $60,000 and $1,100,000, respectively were treated as a discount to the note and the discount is being amortized over the life of the note. On October 10, 2005 $20,000 of the note and $1,183 of accrued interest was converted through a settlement at a per share price of $0.029. The Company recognized a loss on the conversion of $1,300. On December 30, 2005 $59,074 of the note was converted per the conversion terms of the note at a per share price of $0.004875 and $0.005650. No gain or loss was recognized by the Company on the conversion. The note was due December 16, 2005 and is currently in default. At December 31, 2005, the outstanding balance on the convertible note was $1,483,424.

On December 28, 2004, the Company entered into a Bridge Loan Agreement with 14 various entities pursuant to which the Lenders advanced an aggregate principal amount of $1,000,000 to the Company on January 6, 2005 in exchange for (i) 8% secured promissory notes in such aggregate principal amount, (ii) 500,000 shares of our common stock and (iii) warrants to purchase an aggregate of 4,4687,485 shares of our common stock at an exercise price of $0.10 per share. The value of the shares and warrants of $370,000 and $630,000, respectively were treated as a discount to the note and the discount is being amortized over the life of the note. . On October 10, 2005 $137,500 of the note and $8,875 of accrued interest was converted through a settlement at a per share price of $0.029. The Company recognized a loss on the conversion of $8,664. On December 30, 2005 $21,667 of the note was converted per the conversion terms of the note at a per share price of $0.004875. No gain or loss was recognized by the Company on the conversion. The note was due December 28, 2005 and is currently in default. At December 31, 2005, the outstanding balance on the convertible note was $1,145,359.

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

On April 7, 2005, the Company borrowed $300,000 under a 12% promissory note, which was payable no later than August 5, 2005. On September 15, 2005, the entire amount of the note was converted at a per share price of $0.05. The Company recognized a loss on the conversion of$13,277.

On April 29, 2005, the Company borrowed $200,000 under a 17% promissory note, which was payable no later than July 28, 2005. On September 15, 2005, the entire amount of the note was converted at a per share price of $0.05. The Company recognized a loss on the conversion of$654.

On June 13, 2005, the Company borrowed $68,000 under a 17% promissory note, which was payable no later than August 12, 2005. On September 15, 2005, the entire amount of the note was converted at a per share price of $0.05. The Company recognized a loss on the conversion of$238.

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

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements

On September 7, 2005, the Company borrowed $50,000 under a 15% promissory note, which is unsecured and was payable no later than November 7, 2005. On November 16, 2005, the entire amount of the note was converted at a per share price of $0.015. The Company recognized a loss on the conversion of $6,757.

On September 7, 2005, the Company borrowed $50,000 under a 15% promissory note, which is unsecured and was payable no later than November 7, 2005. On November 16, 2005, the entire amount of the note was converted at a per share price of $0.015. The Company recognized a loss on the conversion of $6,757.

On September 13, 2005, the Company borrowed $40,000 under a 15% promissory note, which is unsecured and was payable no later than November 13, 2005. The note and interest are currently in default. At December 31, 2005, the outstanding balance on the note was $41,966.
On September 19, 2005, the Company borrowed $100,000 under a 15% promissory note, which is unsecured and is payable no later than November 19, 2005. The note and interest are currently in default. At December 31, 2005, the outstanding balance on the note was $104,619.

On November 1, 2005, the Company borrowed $15,000 under a 15% promissory note, which is unsecured and is payable no later than January 1, 2006. The interest is currently in default. At December 31, 2005, the outstanding balance on the note was $15,376.

On November 7, 2005, the Company borrowed $25,000 under a 15% promissory note, which is unsecured and is payable no later than December 6, 2005. The note and interest are currently in default. At December 31, 2005, the outstanding balance on the note was $25,616.

On December 1, 2005, the Company borrowed $10,000 under a 15% promissory note, which is unsecured and is payable no later than December 1, 2006. Interest is payable upon maturity.

Notes payable - face value	$4,072,196
Notes payable - discount	-

Notes payable, net	$4,072,196

The discount from the face value of the promissory notes is being amortized over the life of the promissory notes as additional interest expense. During the twelve month period ended December 31, 2005, the twelve month period ended December 31, 2004 and the period from December 9, 2002 (Inception) to December 31, 2005, the Company has recorded interest expense from the discounts of $3,399,312, $2,150,588 and $5,574,900, respectively.

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

On July 28, 2004, as consideration for the Director's personal guaranty of a note payable the Company issued the Director 800,000 shares of common stock having a fair value of $832,000 ($1.04 per share). These shares issued to the Director were restricted shares of common stock and, therefore, were not tradable at the time of issuance. These shares of common stock issued to the Director may become unrestricted on July 28, 2005.

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

During October 2005, the Company issued 264,822 shares of common stock for consulting services with a fair value of $8,474 ($0.032 per share).

During October 2005, the Company issued 500,000 shares of common stock for consulting services with a fair value of $14,500 ($0.029 per share).

During October 2005, the Company issued 1,536,850 shares of common stock for consulting services with a fair value of $30,737 ($0.02 per share).

During October 2005, the Company issued 15,299,873 shares of common stock to employees with a fair value of $382,497 ($0.025 per share) of which $112,695 was considered deferred compensation.

During October 2005, the Company issued 699,780 shares of common stock to employees with a fair value of $19,594 ($0.028 per share).

During November 2005, the Company issued 2,247,956 shares of common stock for consulting services with a fair value of $49,455 ($0.022 per share).

During November 2005, the Company issued 1,000,000 shares of common stock for consulting services with a fair value of $24,000 ($0.024 per share).

During November 2005, the Company issued 6,380,900 shares of common stock for consulting services with a fair value of $133,999 ($0.021 per share) of which $91,165 was considered deferred compensation.

During November 2005, the Company issued 2,000,000 shares of common stock for consulting services with a fair value of $30,000 ($0.015 per share).

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements

During November 2005, the Company issued 1,134,261 shares of common stock to employees with a fair value of $24,953 ($0.022 per share) of which $5,328 was considered deferred compensation.

During December 2005, the Company issued 10,694,577 shares of common stock for consulting services with a fair value of $213,892 ($0.02 per share) of which $188,510 was considered deferred compensation.

During December 2005, the Company issued 30,342,931 shares of common stock to employees with a fair value of $595,604 ($0.02 per share) of which $176,513 was considered deferred compensation.

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

During September 2005, the Company settled the outstanding amounts plus related legal fees with Biostar by issuing 6,361,113 shares of common stock with a fair value of $311,695 ($0.049 per share) on the date of settlement. The shares were issued under a court ordered settlement pursuant to 3(a)(10) under the Securities Act of 1933.

During November 2005, the Company settled the outstanding amounts plus legal fees with Mythics Inc. by issuing 5,071,175 shares of common stock with a fair value of $111,566 ($0.022 per share). The shares were issued under a court ordered settlement pursuant to 3(a)(10) under the Securities Act of 1933.

During November 2005, the Company settled the outstanding amounts plus legal fees with SG Capital by issuing 1,134,775 shares of common stock with a fair value of $24,965 ($0.022 per share). The shares were issued under a court ordered settlement pursuant to 3(a)(10) under the Securities Act of 1933.

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

On February 11, 2005, the Company issued 4,925,291 shares of common stock with a fair value of $1,797,731 to convert a note payable with a fair value of $1,058,938 ($0.215 per share). The Company recognized a loss of $738,794 ($0.15 per share) on the conversion of this note.

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

On May 10, 2005, the Company issued 3,700,000 shares of common stock with a fair value of $592,000 to convert a note payable with a fair value of $370,000 ($0.10 per share). The Company recognized a loss of $222,000 ($0.06 per share) on the conversion of this note.

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

On October 10, 2005, the Company issued 7,246,455 shares of common stock to convert notes payable with a fair value of $210,148 ($0.029). The Company recognized a loss of $9,964 on the partial conversion of the notes.

On November 16, 2005, the Company issued 7,948,856 shares of common stock to convert notes payable with a fair value of $119,233 ($0.015 per share). The Company recognized a loss of $13,513 on the conversion of the notes.

On December 30, 2005, the Company issued 16,000,000 shares of common stock to convert notes payable in the amount of $80,741 as per the conversion terms of the note. No gain or loss was recognized on the conversion.

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

(M) Obligation to Reserve Stock

As of December 31, 2005, the Company had an obligation to reserve 60,879,731 shares of common stock issuable upon conversion of debentures. In addition, as of December 31, 2005, the Company had outstanding warrants totaling 59,428,812 shares of common stock.

(N) Amendment to Articles of Incorporation

On February 24, 2005, the Company amended its Articles of Incorporation to provide for an increase in its authorized share capital. The authorized capital stock increased to 600,000,000 common shares at a par value of $0.0001 per share.

NOTE 7 INCOME TAXES

Income tax expense (benefit) is summarized as follows:

	Year Ended December 31, 2005	Year Ended December 31, 2004	December 9, 2002 (Inception) through December 31, 2005
Current:
Federal	$-	$-	$-
State	-	-	-
Deferred - Federal and State	-	-	-

Income tax expense (benefit)	$-	$-	$-

The Company's tax expense differs from the "expected" tax expense as follows:

	Year Ended December 31, 2005	Year Ended December 31, 2004	December 9, 2002 (Inception) through December 31, 2005

U.S. Federal income tax expense (benefit)	$(10,063,671)	$(12,867,701)	$(22,931,372)
Effect on net operating loss carryforward	10, 063,671	12,867,701	22,931,372

	$-	$-	$-

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	December 31, 2005	December 31, 2004
Deferred tax assets:
Net operating loss carry forward	$22,931,372	$12,867,701
Total gross deferred tax assets	22,931,372	12,867,701
Less valuation allowance	(22,931,372)	(12,867,701)

Net deferred tax assets	$-	$-

At December 31, 2005, the Company had a net operating loss carry forward of $66,579,467 for U.S. Federal income tax purposes available to offset future taxable income expiring through 2025. The net change in the valuation allowance during the year ended December 31, 2005 was an increase of $10,063,671.

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

As the Company has not commenced sales of the game system and there is no definitive way to determine the future economic benefit associated with the payments for the guaranteed license fees, the company has expensed the guaranteed license fees as incurred. From December 9, 2002 (inception) through December 31, 2005, $225,000 of guaranteed license fees had been accrued and reported on the accompanying financial statements.

In the event that the per unit license fees exceed the guaranteed license fees, those per unit license fees will be expensed as incurred. Accordingly, the corresponding revenue related to the product distribution will be recognized as earned.

The Company is currently in default of this agreement.

Codemasters Software Company Ltd.
Infinium signed a distribution agreement with The Codemasters Software Company Ltd. (“Codemasters”) dated December 3, 2004 that will allow Infinium to market Codemasters’ catalog of video games software on the Phantom Game System. The agreement expired on December 31, 2005 and authorizes Infinium to distribute Codemasters’ products, via the Phantom Game Service or pre-load, onto the Phantom Game Receiver. The titles will be available to subscribers of the Phantom Game Service on both a pay-per-play and pay-to-own basis.

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

As the company has not commenced sales of the game system and there is no definitive way to determine the future economic benefit associated with the advance payments, the company has expensed the advance royalty payments as incurred. From December 9, 2002 (inception) through December 31, 2005, $50,000 of guaranteed license fees had been accrued and reported on the accompanying financial statements.

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

As the company has not commenced sales of the game system and there is no definitive way to determine the future economic benefit associated with the advance payments, the company has expensed the advance royalty payments as incurred. From December 9, 2002 (inception) through December 31, 2005, $500,000 of guaranteed license fees had been accrued and reported on the accompanying financial statements.

In the event that the per unit royalty fees exceed the advance royalty payments, those per unit royalty fees will be expensed as incurred. Accordingly, the corresponding revenue related to the product distribution will be recognized as earned. The Company is currently in default of this agreement.

Eidos Inc.
Infinium signed a distribution agreement with Eidos Inc. (“Eidos”) dated September 21, 2004 that will allow Infinium to market Eidos’s catalog of video games software on the Phantom Game System. The agreement expired on December 31, 2005 and authorizes Infinium to distribute Eidos’s products, via the Phantom Game Service or pre-load, onto the Phantom Game Receiver. The titles will be available to subscribers of the Phantom Game Service on both a pay-per-play and pay-to-own basis.

The agreement with Eidos requires Infinium to make the following non-refundable advance royalty payments as follows:

September 25, 2004	$62,500
Upon receipt of the Licensor Deliverables	62,500

Total	$125,000

In addition, Infinium incurs royalty fees with respect to each unit of product distributed. These per unit royalty fees shall be applied against the aforementioned advance royalty payments. Once the advance royalty payments have been earned down and recouped by Infinium, then Infinium shall pay directly to Eidos the per unit royalty fees for every unit of product it distributes. The per unit royalty fee ranges from 25% to 50% of Infinium’s net receipts

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements

As the company has not commenced sales of the game system and there is no definitive way to determine the future economic benefit associated with the advance payments, the company has expensed the advance royalty payments as incurred. From December 9, 2002 (inception) through December 31, 2005, $125,000 of guaranteed license fees had been accrued and reported on the accompanying financial statements.

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

As the company has not commenced sales of the game system and there is no definitive way to determine the future economic benefit associated with the advance payments, the company has expensed the advance royalty payments as incurred. From December 9, 2002 (inception) through December 31, 2005, $10,000 of guaranteed license fees had been accrued and reported on the accompanying financial statements.

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

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements

As the company has not commenced sales of the game system and there is no definitive way to determine the future economic benefit associated with the advance payments, the company has expensed the advance royalty payments as incurred. From December 9, 2002 (inception) through December 31, 2005, $175,000 of guaranteed license fees had been accrued and reported on the accompanying financial statements.

The letter of intent with Vivendi requires Infinium to make the following non-refundable payments:

September 25, 2004	$125,000
Total	$125,000

(B) Development Agreement

The company has a development agreement dated October 11, 2004 in place with BIOSTAR for the Phantom Game Receiver mainboard and graphics adapter. Terms are: $156,000 due at signing; $78,000 due before ship of pilot production units from Biostar; $78,000 due on acceptance of pilot units. The end design product will be wholly owned by the company. From December 9, 2002 (inception) through December 31, 2005, $337,139 of expenses have been accrued and reported on the accompanying financial statements. During September 2005, the Company settled the outstanding amounts plus related legal fees with Biostar by issuing 6,361,113 shares of common stock with a fair value of $311,695 on the date of settlement. The shares were issued under a court ordered settlement pursuant to 3(a)(10) under the Securities Act of 1933.

(C) Leases

Infinium leases office space in Sarasota, Florida (starting September 18, 2003) and Seattle, Washington (starting August 1, 2004) under operating leases that expire in 2009 and 2006, respectively. Minimum future rental payments under these leases are as follows:

Year Ending December 31,
2006	245,035
2007	194,011
2008	205,427
2009	87,577
Thereafter	-
$732,050

The Florida lease provides for a renewal option of 5 years at a rental rate equal to the last year of the initial term with an increase equal to the Consumer Price Index not to exceed 5%. Rent expense for the year ended December 31, 2005, the year ended December 31, 2004, and the period from December 9, 2002 (Inception) to December 31, 2005 was $572,107, $373,590 and $949,557, respectively.

(D) Litigation

Amscot Corporation v. Infinium Labs, Inc. and Gregory E. Hawkins, No. 05-00069, Div J. In April 2005, Amscot obtained a default judgment in the Circuit Court for Hillsborough County, Florida associated with an action to enforce a negotiable instrument. We dispute the judgment and may seek to reopen the matter in the future. The judgment is for $50,873.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements

Beshara v. Infinium Labs Corporation, No. 2005 CA 5103 NC. In May 2005, Beshara sued us in the Circuit Court for Sarasota County, Florida, alleging default of a promissory note and seeking damages of approximately $1,400,000.00. On October 25, 2005, we settled accrued interest through October 31, 2005, together with reasonable attorneys’ fees, in the amount of $384,192 through issuance of 7,114,667 shares of our stock. On March 17, 2006, we entered into a conversion agreement with Beshara in order to reduce a portion of the outstanding principal and interest with, as of May 16, 2006, 40,000,000 shares of common stock.

Black Rocket Euro RSCG, LLC v. Infinium Labs, Inc., No. 2005 CA 5008 NC. In May 2005, Black Rocket sued us in the Circuit Court for Sarasota County, Florida, alleging breach of contract and seeking damages in the amount of $95,272.00. Due to an administrative error, our attorney neglected to file a notice of appearance and on January 25, 2006, Black Rocket obtained a default judgment in the amount of $104,629. We have recorded $104,629 in accounts payable related to vendor payments due Black Rocket Euro RSCG, LLC.

CDW Corporation v. Infinium Labs Corporation, No. 05-M1-131484. In May 2005, CDW sued us in the Circuit Court of Cook County, Illinois, alleging breach of contract and seeking damages in the amount of $26,958. Due to financial constraints, we may not be able to replace local counsel. On February 7, 2006, the court entered judgment and we have recorded $26,958 in accounts payable related to vendor payments due CDW Corporation.

GMR Marketing, LLC, v. Infinium Labs, Inc., No. 20050CA-10535NC. In January 2006, GMR sued us in the District Court of Florida, Sarasota County, alleging breach of contract and seeking damages in the amount of $107,544. Due to an error with our Florida counsel an answer to the complaint was not filed and on February 1, 2005 GMR received a default judgment in the amount of $107,883. As of February 9, 2006, our Florida counsel indicated he will seek to set aside the order on grounds for medical reasons, but as of May 16, 2006 he has not filed this request with the aforementioned court.

Infinium Labs, Inc. v. Digital Interactive Streams, Inc. , No. 2004 CA 8193 NC. In August 2004 we sued DiStream alleging breach of a settlement agreement and conversion and seeking damages of an unspecified amount. The parties entered into a settlement agreement resolving all claims without additional cost (cash or stock) on February 28, 2006 that will result in dismissal of the aforementioned action. On May 9, 2006, the aforementioned litigation was dismissed.

Longview Special Finance, Inc. v. Infinium Labs, Inc., No. 06 CV 1772. In March 2006, Longview sued us in United States District in the Southern District of New York alleging breach of contract and requesting, in part, issuance of all remaining shares requested in prior conversion notices (as more fully described in our SB-2 filed on February 13, 2006). The complaint contains errors relating to debt previously repaid and other jurisdictional issues. The parties entered into a negotiated settlement related to a portion of Longview’s claims on April 7, 2006. Under the terms of the agreement, Infinium converted a portion of Longview’s requested conversion request and Longview agreed to dismiss the aforementioned matter in May 2006 and standstill on any further request for conversion or bring any additional claim on with respect to Infinium’s failure to reserve adequate shares for Longview or deliver shares under a conversion.

Motley Fool v. Infinium Labs, Inc., No. CL05001480. In October 2005, Motley Fool sued us in the Circuit Court for Alexandria, Virginia, Civil Division, alleging breach of contract and seeking damages in the amount of $70,000. On March 9, 2006, the parties entered into a settlement agreement in which we settled the actual claim, together with reasonable attorneys’ fees, in the amount of $52,702 through issuance of 2,195,905 shares of our stock.

M. Tyler Boles v. Infinium Labs, Inc., No. V06-30. In January 2006, M. Tyler Boles sued us in the General District Court for Nelson County, Delaware, alleging a claim for money and seeking damages in the amount of $1,200. A judgment was entered in March 2006 for $1,254.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements

Oracle USA, Inc. v. Infinium Labs, Inc., No. C05-5049. In December 2005, Oracle USA sued us in the United States District Court, Northern District of California, San Francisco Division, alleging breach of contract and seeking damages in the amount of $198,818. In March 2006 judgment was entered against Infinium in the aforementioned court for $199,068.

SBI USA, LLC v. Infinium Labs, Inc., No. 05CC10694. In November 2005, SBI USA, LLC, sued us in the Superior Court of California, Orange County, alleging breach of contract and seeking damages in the amount of $58,000. Judgment was entered against Infinium in the aforementioned court in April 2006 for $55,000.

Walter Dorwin Teague Associates v. Infinium Labs, Inc., No. 05-9-35846-2. In December 2005, Teague Associates entered an arbitration award in the Superior Court for King County, Washington. The judgment is for $51.843.

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

Timothy M. Roberts, the Company's Chairman of the Board of Directors, received a “Wells Notice” from the SEC in 2005. The Wells Notice was received by Mr. Roberts in a personal capacity. This Wells Notice was issued in connection with the SEC’s investigation relating to “phony fax scams” in which several penny stocks, including ours, were promoted to potential investors and resulted in charges filed by the SEC against two stock promoters. Under the SEC's procedures, the Wells Notice indicates that the staff of the SEC intends to recommend that the SEC bring a civil enforcement action against Mr. Roberts alleging violations of federal securities laws. Recipients of Wells Notices have the opportunity to respond to the SEC staff before any formal recommendation is made.

In May 2006, Mr. Roberts, in his personal capacity, was served with a complaint from the SEC in the matter entitled Securities and Exchange Commission vs. Timothy M. Roberts in the US District Court for the Middle District of Florida, Orlando Division, pursuant to which the SEC alleges that Mr. Roberts made false statements with regard to the Company’s prospects while at the same time selling his shares of the Company’s common stock for personal gain through his alleged participation in a “phony fax scam”. The SEC seeks judgment against Mr. Roberts enjoining him from future violations of securities laws, requiring that he disgorge any gain or benefit he received from past violations, and imposing penalties for the violations. Further, the SEC seeks a judgment prohibiting Mr. Roberts from serving in the future as an officer or director of a public company and from participating in any offering of “penny stocks”.

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We may become involved in material legal proceedings in the future.

(E) Licenses

As detailed above in Note 8 (A), the Company has entered into agreements with a number of publishers to provide content for our Phantom Game Service. These agreements provide that we pay an advance to each publisher, which is recoupable by us against future royalties payable to these publishers under their respective agreements. As of December 31, 2005, the Company currently owes an aggregate of $845,000 to these publishers pursuant to these agreements and, if we fail to pay these advances, these agreements may be terminated.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements

(F) Payroll Taxes

The Company has accrued applicable employment taxes for individuals that were initially deemed and paid as independent contractors during the twelve months ended December 31, 2003 and the three months ended March 31, 2004 but, subsequently, reclassified as employees by the Company. In addition, the Company has recorded an estimate for interest and penalties that are due for the Company’s failure to timely file and pay taxes for these individuals as well as for the Company’s failure to timely file and/or pay payroll taxes for the third quarter of 2004 and the first, second, third and fourth quarters of 2005. The amount recorded in accrued payroll and payroll taxes consists of the following:

As of December 31, 2005
Payroll	$84,500
Payroll taxes	1,544,278
Penalties and interest	735,427
Accrued payroll and payroll taxes	$2,364,205

(G) Employment Agreements

On January 11, 2006, we entered into an Employment Agreement with Greg Koler, our Chief Executive Officer and Interim Chief Financial Officer. Pursuant to the Employment Agreement, we will employ Mr. Koler commencing January 11, 2006 and his employment will be at-will. Mr. Koler will be paid an annual base salary of $250,000 (the “Base Salary”). In addition, on a quarterly basis, Mr. Koler will be eligible to earn a bonus of up to 35% of Base Salary based on meeting performance objectives and bonus criteria. In addition, Mr. Koler shall be entitled to receive the pro-rata amount of Base Salary due from November 18, 2005 through the January 10, 2006, as compensation for Mr. Koler’s role as our Interim Chief Executive Officer and Interim Chief Financial Officer beginning on November 18, 2005.

Mr. Koler will be granted an aggregate of 5,000,000 restricted shares of our common stock, in accordance with the following vesting schedule: (i) 1,000,000 shares will be fully vested upon execution of the Employment Agreement, and the Stock Vesting Agreement dated as of January 11, 2006; and (ii) the remaining 4,000,000 shares of common stock shall vest quarterly over two years, 1/8 per quarter, to the extent Mr. Koler is employed with us at the pertinent vesting date and that our shareholders have authorized additional common stock. As of February 7, 2006, no shares under this agreement have been issued.

In addition, on January 11, 2006 we entered into a Confidential Information, Inventions, Non-Solicitation and Non-Competition Agreement with Mr. Koler. The non-competition and non-solicitation provisions shall remain in effect for two years following termination while the balance of this agreement survives any termination, subject to standard exceptions.

(H) Other Material Agreements

As disclosed on Form 8-K filed with the SEC on April 19, 2006, we have an agreement with Itron Technology, Inc., a third-party manufacturer, for the production of the Phantom Lapboard.

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

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements

(B) Warrants Issued and Outstanding

Stock Purchase Warrants

For the year ended December 31, 2005, the Company granted warrants to purchase 6,226,359 shares of common stock in conjunction with a note payable settlement valued at $594,429. The Company recognized a loss on the settlement for these warrants based on the fair value of the warrants on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of zero; expected volatility of 175%, risk-free interest rate of 3.84%; expected life of five years. Additional warrants were granted to purchase 8,160,000 shares of common stock. These warrants were not related to a specific financing or investment in the Company. The fair value of these warrants was expensed using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of zero; expected volatility of 179%, risk-free interest rate of 3.95%; expected life of three years.

	December 31, 2005	December 31, 2004
Warrants for common stock issued to a note holder. The term of the warrants are five years expiring November 10, 2009. The warrants are exercisable at $0.10 per share	5,873,288	5,107,081

Warrants for common stock issued to a note holder. The term of the warrants are five years expiring November 10, 2009. The warrants are exercisable at $0.10 per share.	11,630,138	8,722,604

Warrants issued with subscription agreements. The term of the warrants are five years expiring November 10, 2009 and are exercisable at $0.10 per share.	678,900	678,900

Warrants issued with subscription agreements. The term of the warrants are five years expiring November 10, 2009 and are exercisable at $0.25 per share.	1,344,000	1,344,000

Warrants issued with subscription agreements. The term of the warrants are five years expiring November 10, 2009 and are exercisable at $0.10 per share.	3,084,181	3,084,181

Warrants issued in conjunction with convertible notes. The term of the warrants are five years expiring December 31, 2009 and are exercisable at $0.50 per share.	232,000	232,000

Warrants issued in conjunction with convertible notes. The term of the warrants are five years expiring December 31, 2009 and are exercisable at $0.50 per share.	200,000	200,000

Warrants for common stock issued to note holders. The term of the warrants are five years expiring October 22, 2009. The warrants are exercisable at $0.50 per share.	500,000	500,000

Warrants for common stock issued to note holders. The term of the warrants are five years expiring October 27, 2009. The warrants are exercisable at $0.50 per share.	500,000	500,000

Warrants for common stock issued to note holders. The term of the warrants are five years expiring December 31, 2009. The warrants are exercisable at $0.26667 per share.	5,437,487	5,437,487

Warrants for common stock issued to note holders. The term of the warrants are five years expiring December 31, 2009. The warrants are exercisable at $0.75 per share.	5,437,487	5,437,487

Warrants for common stock issued to note holders. The term of the warrants are five years expiring December 31, 2009. The warrants are exercisable at $1.00 per share.	5,437,487	5,437,487

Warrants for common stock issued to note holders. The term of the warrants are five years expiring December 31, 2009. The warrants are exercisable at $0.10 per share.	4,687,485	4,687,485

Warrants for common stock issued to an investor. The term of the warrants are five years expiring June 10, 2010. The warrants are exercisable at $0.10 per share.	6,226,359	-

Warrants for common stock issued to an investor. The term of the warrants is three years expiring September 19, 2008. The warrants are exercisable at $0.10 per share.	8,160,000	-

Total	59,428,812	41,368,712

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements

NOTE 10 GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no sales and has recurring losses from inception of $66,579,467, has a working capital deficiency of $11,965,644, a stockholders’ deficiency of $11,965,644 and has a negative cash flow from operations of $15,339,599 from inception and notes payable in default of $3,486,759. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 12 SUBSEQUENT EVENTS

(A) Common Stock Issuances

During January 2006, the Company issued 510,992 shares of common stock for consulting services with a fair value of $8,534 ($0.0167 per share).

During January 2006, the Company issued 2,789,000 shares of common stock for consulting services with a fair value of $58,579 ($0.021 per share).

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements

During January 2006, the Company issued 2,900,000 shares of common stock with a fair value of $41,760 ($.0144 per share) in settlement of a note and accrued interest.  A loss of $13,327 was recognized on the transaction. The shares were issued under a court ordered settlement pursuant to 3(a)(10) under the Securities Act of 1933.

During January 2006, the Company issued 7,030,932 shares of common stock to employees with a fair value of $133,588 ($.019 per share).

During February 2006, the Company issued 6,327,718 shares of common stock for consulting services with a fair value of $113,899 ($0.018 per share).

During February 2006, the Company issued 6,014,753 shares of common stock to employees with a fair value of $108,266 ($.018 per share).

During February 2006, the Company returned to the Treasury 152,113 shares of common stock previously issued to employees with a fair value of $3,042 ($.02 per share).

During February 2006, the Company issued restricted common stock for 372,414 shares as a fee for obtaining financing. The fair value was $6,703 ($0.018 per share).

During March 2006, the Company issued 255,319 shares of common stock for consulting services with a fair value of $6,000 ($0.0235 per share).

During March 2006, the Company issued 646,552 shares of common stock for consulting services with a fair value of $12,931 ($0.02 per share).

During March 2006, the Company issued 4,060,913 shares of common stock for consulting services with a fair value of $80,000 ($0.0197 per share).

During March 2006, the Company issued 1,724,138 shares of common stock for consulting services with a fair value of $35,000 ($0.0203 per share).

During March 2006, the Company issued 2,195,905 shares of common stock in full settlement of amounts due to a vendor. The fair value was $52,702 ($0.024 per share). The shares were issued under a court ordered settlement pursuant to 3(a)(10) under the Securities Act of 1933.

During March 2006, the Company issued 1,636,330 shares of common stock in full settlement of a note and accrued interest. The fair value was $31,090 ($0.019 per share) and a gain of $3,229 was recognized on the settlement. The shares were issued under a court ordered settlement pursuant to 3(a)(10) under the Securities Act of 1933.

During March 2006, the Company issued restricted common stock for 243,243 shares as a fee for obtaining financing. The fair value was $5,716 ($0.0235 per share).

During March 2006, the Company issued 9,650,377 shares of common stock to employees with a fair value of $226,784 ($.0235 per share).

During March 2006, the Company returned to the Treasury 49,752 shares of common stock previously issued to employees with a fair value of $995 ($.02 per share).

During March 2006, the Company issued 5,219,112 shares of common stock to employees with a fair value of $99,621 ($.0197 per share).

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements

During March 2006, the Company issued 40,000,000 shares of common stock in partial conversion of a note and accrued interest. The fair value was $860,000 (10,000,000 shares at $0.026 and 30,000,000 shares at $0.02 per share) and a loss of $223,174 was recognized the conversion.

During March 2006, the Company issued 19,999,999 shares of common stock in partial conversion of notes and accrued interest. Principal and interest in the amount of $119,059 was converted per the conversion terms of the note. The various conversion prices were $0.004875, $0,005650, $0.0114825 and $0.013022 per share and a loss of $34,021 was recognized on the conversion of interest.

During April 2006, the Company issued 157,000 shares of common stock for consulting services with a fair value of $2,983 ($0.019 per share).

During April 2006, the Company issued 250,000 shares of common stock for consulting services with a fair value of $5,000 ($0.02 per share).

During April 2006, the Company issued 182,051 shares of common stock for consulting services with a fair value of $3,550 ($0.0195 per share).

During April 2006, the Company issued 15,000,000 shares of common stock in partial conversion of notes and accrued interest. Principal and interest in the amount of $123,164 was converted per the conversion terms of the note. The various conversion prices were $0.004875, $0,005650, $0.0114825 and $0.013022 per share and a loss of $3,890 was recognized on the conversion of interest.

During May 2006, the Company issued 15,000,000 shares of common stock in partial conversion of notes. Principal in the amount of $131,303 was converted per the conversion terms of the note. The various conversion prices were $0.004875, $0,005650, $0.0114825 and $0.013022 per share.

(B) Notes Payable

On January 25, 2006, the Company borrowed $50,000 under a three year 5.25% unsecured promissory note with 5,000,000 warrants attached at an exercise price of $1.09.

(C) Related Party Transactions

On January 1, 2006, the Company converted $91,775 owed under employee expense reimbursements to a former employee and current Director. The note is unsecured and bears an 8% rate of interest.

(D) Itron

On April 19, 2006, we entered into an agreement with Itron Technology, Inc., a third-party manufacturer, for the production of the Phantom Lapboard. For an agreed upon amount, payable in cash and Stock after Itron meets certain milestones, Itron will develop and produce the Phantom Lapboard. Itron has provided various representations and warranties with respect to the development and production of the Phantom Lapboard. If the milestones are met the company anticipates shipping the Phantom Lapboard in October 2006.