Form 10QSB
period 2006-03-31
INFINIUM LABS INC
filed 2006-05-22
CIK 1145019

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 000-50535

INFINIUM LABS, INC.
(Exact name of small business issuer as specified in its charter)
Delaware	65-1048794
(State or other jurisdiction Identification No.)	(IRS Employer of incorporation or organization).)

800 Fifth Avenue, Suite 4100, Seattle, WA	98104
(Address of Principal Executive Offices)	(Zip Code)

(206) 370-4758
Issuer’s telephone number, including area code

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes   ☐No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 15, 2006, we have 541,789,024 outstanding shares of our common stock as, par value $.0001 per share.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

INDEX

PART I - Financial Information		Page

Item 1	Financial Statements	3 - 47

	Consolidated Balance Sheets as of March 31, 2006 (Unaudited) and December 31, 2005	4

	Consolidated Statements of Operations for the Three Months Ended March 31, 2006, the Three Months Ended March 31, 2005 (Restated - Note 2) and the Period from December 9, 2002 (Inception) through March 31, 2006 (Unaudited)	5

	Consolidated Statement of Changes in Stockholders’ Deficiency for the Period from December 9, 2002 (Inception) through March 31, 2006 (Unaudited)	6 - 17

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006, the Three Months Ended March 31, 2005 (Restated - Note 2) and the Period from December 9, 2002 (Inception) through March 31, 2006 (Unaudited)	18

	Notes to Consolidated Financial Statements (Unaudited)	19 - 47

Item 2	Management’s Discussion and Analysis or Plan of Operations	48

Item 3	Controls and Procedures	50

PART II - Other Information

Item 1	Legal Proceedings	51

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	53

Item 3	Defaults upon Senior Securities	54

Item 4	Submission of Matters to a Vote of Security Holders	54

Item 5	Other Information	54

Item 6	Exhibits	55

Signatures		56

Certifications

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Balance Sheets

ASSETS

	March 31, 2006 (Consolidated) (Unaudited)	December 31, 2005 (Consolidated)

Current Assets:
Cash	$68,941	$603
Prepaid Expenses	106,625	7,071
Total Current Assets	175,566	7,674

Other Assets:
Deferred Offering Costs	42,467	0
Total Other Assets	42,467	0

Total Assets	$218,033	$7,674

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable	$3,992,334	$3,839,274
Due to developers	845,000	845,000
Accrued interest expense	1,009,128	846,137
Other accrued expense	3,035	6,506
Accrued payroll and payroll taxes (Note 8(E))	2,362,844	2,364,205
Promissory notes (Note 5)	3,487,094	4,072,196
Total Current Liabilities	11,699,435	11,973,318

Long Term Liabilities:
Deposits	285,000	0
Derivatives	1,177,373	0
Promissory notes - long term(Note 5)	4,167	0
Total Long Term Liabilities	1,466,540	0

Total Liabilities	13,165,975	11,973,318

Commitments and Contingencies	0	0

Stockholders’ Deficiency:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	0	0
Common stock, $0.0001 par value, 600,000,000 shares authorized, 511,199,973 and 399,823,667 shares issued and outstanding, respectively (Note 6)	51,120	39,982
Additional paid-in capital (Note 6)	56,785,451	55,077,909
Subscription receivable	(22,517)	(22,517)
Deferred Compensation	(430,202)	(481,551)
Accumulated deficit during development stage	(69,331,794)	(66,579,467)

Total Stockholders’ Deficiency	(12,947,942)	(11,965,644)

Total Liabilities and Stockholders’ Deficiency	$218,033	$7,674

See accompanying Notes to Consolidated Financial Statements

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Operations

	For the Three Months Ended March 31, 2006	For the Three Months Ended March 31, 2005	For the Period from December 9, 2002 (Inception) to March 31, 2006
	Consolidated	Consolidated	Consolidated

		Restated - Note 2
Operating Expenses:
Development costs	$82,947	$-	$3,605,224
Advertising	-	132,969	1,992,887
Salary expense	591,247	1,181,808	13,426,518
Professional fees	86,199	582,188	5,056,119
Consultants	298,729	1,342,499	13,352,142
Impairment of assets	-	-	854,389
General and administrative	146,268	584,802	6,597,498
Total Operating Expenses	1,205,390	3,824,266	44,884,777
Net Loss from Operations	(1,205,390)	(3,824,266)	(44,884,777)

Other Income (Expense):
Other income / (expense)	(98)	-	2,219
Gain / (Loss) on sale of equipment	400	-	(5,059)
Gain / (Loss) on conversion of notes	(267,207)	(8,476,455)	(10,938,854)
Gain / (Loss) on stock issued for payroll taxes	(85,398)	-	(147,667)
Interest expense	(329,047)	(1,949,620)	(11,735,933)
Derivatives expense	(815,163)	-	(815,163)
Payroll Tax Penalties & Interest	(50,424)	(37,950)	(806,560)
Total Other Income (Expense)	(1,546,937)	(10,464,025)	(24,447,017)

Loss before Income Taxes	(2,752,327)	(14,288,291)	(69,331,794)

Income Taxes	-	-	-

Net Loss	$(2,752,327)	$(14,288,291)	$(69,331,794)

Per Common Share

Loss per common share - basic and diluted	$(0.01)	$(0.11)	$(0.45)

Weighted average - basic and diluted	423,309,441	132,026,521	155,459,455

See accompanying Notes to Consolidated Financial Statements

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders’ Deficiency
For the Period from December 9, 2002 (Inception) to March 31, 2006
(Unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit During Development Stage		Stock Subscriptions Receivable	Deferred Compensation	Total
Stock issued to founders ($0.0004 per share)		$	58,189,728	$5,819	$12,703	$		$(18,517)		$5

Stock issued for cash ($0.12 per share)			4,423,012	442	526,261					526,703

Stock issued for services ($0.3775 per share)			2,957,376	296	1,112,709					1,113,005

Net loss for the period from December 9, 2002 (inception) to October 31, 2003							(2,270,129)			(2,270,129)

Balance, October 31, 2003			65,570,116	6,557	1,651,673		(2,270,129)	(18,517)		(630,416)

Stock issued for cash ($0.28 per share)			2,169,148	217	612,172			(145,000)		467,389

Stock issued for signage rights ($0.3175 per share)			942,600	94	299,906					300,000

Stock issued for services ($0.3175 per share)			434,036	43	138,597					138,640

Net loss for the two months ended December 31, 2003							(674,945)			(674,945)

Balance, December 31, 2003(Restated - Note 2)			69,115,900	6,911	2,702,348		(2,945,074)	(163,517)		(399,332)

Recapitalization of Global Business Resources			16,156,000	1,615	(1,615)					0

Shares issued for cash ($0.25 per share)			6,650,000	665	1,661,835					1,662,500

Shares issued for cash ($0.257 per share)								141,000		141,000

Shares issued with note payable ($0.78 per share)			560,000	56	433,944					434,000

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders’ Deficiency
For the Period from December 9, 2002 (Inception) to March 31, 2006
(Unaudited)

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
For the Period from December 9, 2002 (Inception) to March 31, 2006
(Unaudited)

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
For the Period from December 9, 2002 (Inception) to March 31, 2006
(Unaudited)

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
For the Period from December 9, 2002 (Inception) to March 31, 2006
(Unaudited)

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
For the Period from December 9, 2002 (Inception) to March 31, 2006
(Unaudited)

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
For the Period from December 9, 2002 (Inception) to March 31, 2006
(Unaudited)

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
For the Period from December 9, 2002 (Inception) to March 31, 2006
(Unaudited)

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
For the Period from December 9, 2002 (Inception) to March 31, 2006
(Unaudited)

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

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders’ Deficiency
For the Period from December 9, 2002 (Inception) to March 31, 2006
(Unaudited)

Shares issued to employees ($0.025 per share)	15,299,873	1,530	380,967		(112,695)	269,802

Shares issued to employees ($0.028 per share)	699,780	70	19,524			19,594

Shares issued to consultants for services ($0.022 per share)	2,247,956	225	49,230			49,455

Shares issued to consultants for services ($0.024 per share)	1,000,000	100	23,900			24,000

Shares issued to consultants for services ($0.021 per share)	6,380,900	638	133,361		(91,165)	42,834

Shares issued to consultants for services ($0.015 per share)	2,000,000	200	29,800			30,000

Shares issued to employees ($0.022 per share)	1,134,261	113	24,840		(5,328)	19,625

Shares issued to satisfy vendor payable ($0.022 per share)	5,071,175	507	111,059			111,566

Shares issued to satisfy vendor payable ($0.022 per share)	1,134,775	114	24,851			24,965

Shares issued to convert notes payable & accrued interest ($0.015 per share)	7,948,856	795	104,925			105,720

Loss on conversion of notes payable			13,513			13,513

Shares issued to consultants for services ($0.02 per share)	10,694,577	1,069	212,823		(188,510)	25,382

Shares issued to employees ($0.02 per share)	30,342,931	3,034	592,570		(176,513)	419,091

Shares issued to convert notes payable ($0.017)	16,000,000	1,600	79,141			80,741

Warrants issued			335,933			335,933

Deferred compensation					503,260	503,260

Net loss, December 31, 2005				(29,814,606)		(11,965,644)

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders’ Deficiency
For the Period from December 9, 2002 (Inception) to March 31, 2006
(Unaudited)

BALANCE, December 31, 2005	$	399,823,667	$39,982	$55,077,909	$(66,579,467)	$(22,517)	(481,551)	$(11,965,644)

Shares issued to consultants for services ($0.0167 per share)		510,992	51	8,482				8,533

Shares issued to consultants for services ($0.021 per share)		2,789,474	279	58,299				58,578

Shares issued to convert note payable & accrued interest ($0.015 per share)		2,900,000	290	28,143				28,433

Loss on conversion of notes payable				13,327				13,327

Shares issued to employees ($0.019 per share)		7,030,932	703	132,885				133,588

Shares issued to consultants for services ($0.018 per share)		6,327,718	633	113,265				113,898

Shares issued to employees ($0.018 per share)		5,862,640	586	104,638				105,224

Shares issued for services ($0.0145 per share)		372,414	37	5,363				5,400

Shares issued to consultants for services ($0.0235 per share)		255,319	26	5,974				6,000

Shares issued to consultants for services ($0.02 per share)		646,552	65	12,866				12,931

Shares issued to consultants for services ($0.0197 per share)		4,060,913	406	79,594				80,000

Shares issued to consultants for services ($0.0203 per share)		1,724,138	172	34,828				35,000

Shares issued to satisfy vendor payable ($0.024 per share)		2,195,905	220	52,482				52,702

Shares issued to convert note payable ($.019 per share)		1,636,330	164	34,155				34,319

Gain on conversion of note				(3,229)				(3,229)

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders’ Deficiency
For the Period from December 9, 2002 (Inception) to March 31, 2006
(Unaudited)

Shares issued for services ($0.0185 per share)	243,243	24	4,476				4,500

Shares issued to employees ($0.0235 per share)	9,650,377	965	225,819				226,784

Shares returned to Treasury by employees ($0.02 per share)	(49,752)	(5)	(990)				(995)

Shares issued to employees ($0.0197 per share)	5,219,112	522	102,295				102,817

Shares issued to convert notes payable & accrued interest ($0.0215 per share)	40,000,000	4,000	632,826				636,826

Loss on conversion of notes payable			223,174				223,174

Shares issued to convert notes payable & accrued interest ($0.07654 per share)	19,999,999	2,000	117,059				119,059

Loss on conversion of notes payable			34,021				34,021

Deferred compensation						51,349	51,349

EITF 0019			(312,210)				(312,210)

Net loss for the Three Months Ended March 31, 2006				(2,752,327)			(2,752,327)

BALANCE, March 31, 2005	$511,199,973	$51,120	$56,785,451	$(69,331,794)	$(22,517)	(430,202)	$(12,947,942)

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders’ Deficiency
For the Period from December 9, 2002 (Inception) to March 31, 2006
(Unaudited)

	For the Three Months Ended March 31, 2006 (Consolidated)	For the Three Months Ended March 31, 2005 (Consolidated)	For the Period from December 9, 2002 (Inception) to March 31, 2006
		Restated - Note 2

Cash Flows from Operating Activities:
Net loss	$(2,752,327)	$(14,288,291)	$(69,331,794)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	57,445	382,895
Impairment of assets	-	-	854,389
Loss on disposal of assets	-	-	5,459
Common stock issued for services	376,192	1,663,711	14,573,713
Common Stock issued to employees	567,416	56,250	5,431,415
Common stock issued for legal settlements	-	-	-
Common stock issued for interest	142,971	319,818	4,114,016
Common stock issued for loan guarantee	-	-	832,000
Common stock issued for vendor settlement	52,702	-	1,073,055
(Gain)/Loss on vendor settlement	-	-	(27,367)
Loss on conversion of notes payable	267,207	8,476,455	10,938,854
Legal fees on conversion of notes payable	10,874	-	51,005
Legal fees on vendor settlement	-	-	28,483
Amortization of interest expense	4,167	1,422,527	5,579,067
Warrants Issued	-	-	930,362
Derivatives	815,163		815,163
Changes in operating assets and liabilities:
Decrease (increase) in current assets:
Prepaid expenses and other receivables	(99,554)	43,289	(106,625)
Deferred costs	(42,467)	-	(42,467)
Deposits	-	190	-
Increase (decrease) in current liabilities:
Accounts payable	141,060	(616,794)	3,980,334
Due to developers	-	(100,000)	845,000
Deposits-prepaid warrants	285,000	-	285,000
Accrued interest	162,991	186,360	1,009,128
Other accrued expense	(3,471)	15,947	3,035
Accrued payroll and payroll taxes	(1,361)	456,069	2,362,844
Net Cash Used in Operating Activities	(73,437)	(2,307,024)	(15,413,036)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	-	(960,157)
Sale of property and equipment	-	-	17,415
Increase in restricted cash	-	894,910	-
Net Cash Used in Investing Activities	-	894,910	(942,742)

Cash Flows from Financing Activities:
Repayments of notes payable	-	-	(1,075,000)
Proceeds from stockholder	-	-	4,940
Payments to stockholder	-	-	(4,940)
Proceeds from sale of common stock, net	50,000	375,000	9,377,147
Promissory note	91,775	1,035,000	8,122,572
Net Cash Provided by Financing Activities	141,775	1,410,000	16,424,719

NET INCREASE (DECREASE) IN CASH	68,338	(2,114)	68,941

CASH AT BEGINNING OF PERIOD	603	4,102	-

CASH AT END OF PERIOD	$68,941	$1,988	$68,941

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$255	$18,750	$534,093

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

During 2003, the Company issued 235,600 shares of common stock with a fair value of $300,000 for intangible signage rights.

During 2005, the Company issued 112,768,500 shares of common stock to convert 25 notes payable aggregating $8,458,501.

During the three months ended March 31, 2006, the Company issued 63,832,234 shares of common stock to convert four notes payable aggregating $676,877.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization and Basis of Presentation

Infinium Labs Operating Corporation, a Delaware corporation, formed on December 9, 2002 seeking to develop and commercialize an innovative broadband video game delivery system designed to allow consumers to purchase and play games directly over the internet. Infinium Labs Operating Corporation became a wholly-owned subsidiary of Infinium Labs, Inc. (“Infinium”) as part of a merger with Global Business Resources, Inc., a Delaware corporation, on January 5, 2004. Subsequent to the merger, Global Business Resources, Inc. changed its name to Infinium Labs, Inc.

In January 2006 we adjusted our business plan to primarily focus on developing and seeking to commercialize the Phantom Lapboard, a wireless, rotating custom keyboard/turntable with integrated mousepad. With adequate financing, we intend to launch the Phantom Lapboard in 2006 for sale directly through our Internet website. The Phantom Lapboard is designed with a pc gamer in mind, and is intended to transform the way gamers think about computer keyboards.

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

(C) Consolidation
The accompanying Three Months Ended March 31, 2006 and Three Months Ended March 31, 2005 consolidated financial statements include the accounts of Infinium Labs, Inc. and its wholly owned subsidiary, Infinium Labs Operating Corporation. Intercompany transactions and balances have been eliminated in consolidation.

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

(G) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by statement of Financial Accounting Standards “SFAS” No. 128, “Earnings per Share.” For the three months ended March 31, 2006, the three months ended March 31, 2005 and the period from December 9, 2002 (Inception) through March 31, 2006, the effect of common share equivalents was anti-dilutive and not included in the calculation of diluted net loss per common share.

(H) Advertising

Advertising costs are expensed either in the periods in which those costs are incurred or the first time the advertising takes place. For the three months ended March 31, 2006, the three months ended March 31, 2005 and the period from December 9, 2002 (Inception) to March 31, 2006, the Company incurred advertising costs of $(0), $132,969, $1,992,887 respectively.

(I) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(J) Cash and Cash Equivalents

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.

(K) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At March 31, 2006, the Company had no cash in excess of FDIC insurance limits.

(L) Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, receivables, accrued expenses and notes payable approximate fair value based on the short-term maturity of these instruments.

(M) Stock Based Compensation

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

(N) Long-Lived Assets, Goodwill and Intangible Assets

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

(O) Recent Accounting Pronouncements

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

(P) Derivative Liabilities

The Company accounts for its embedded conversion features and freestanding warrants pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires a periodic valuation of their fair value and a corresponding recognition of liabilities associated with such derivatives. The recognition of derivative liabilities related to the issuance of shares of common stock is applied first to the proceeds of such issuance, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as other expense in the accompanying consolidated financial statements. The recognition of derivative liabilities related to the issuance of convertible debt is applied first to the proceeds of such issuance as a debt discount, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as other expense in the accompanying consolidated financial statements. Any subsequent increase or decrease in the fair value of the derivative liabilities is recognized as other expense or other income, respectively.

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

NOTE 3 INTANGIBLE ASSETS

During 2003, the Company entered into an agreement for the signage rights to a building located in Sarasota, Florida. The agreement called for the Company to issue 942,600 shares of common stock in exchange for signage rights beginning April 1, 2004 through May 31, 2009. The shares were valued at the recent cash offering price aggregating $300,000. The Company will amortize the cost over the life of the agreement. As of December 31, 2005, the Company had amortized $96,651 of expense of the signage rights. The remaining value of $203,049 was impaired in December 2005 as a result of the Company’s decision to close the Sarasota, Florida office.

NOTE 4 PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

March 31, 2005

Office equipment	$77,190
Computer equipment	340,170
Computer software	357,922
Office furniture	110,686
Leasehold improvements	36,914
922,882
Less accumulated depreciation	(278,295)
Less impairment	(654,897)
Property & Equipment, Net	$-

Depreciation expense during the three months ended March 31, 2006, the three months ended March 31, 2005 and the period from December 9, 2002 (Inception) to March 31, 2006 was $0, $42,952 and $286,765, respectively. During 2005 and 2004, the Company recognized impairment of property and equipment of $298,741 and 352,299 respectively due to the restructuring of the offices in Seattle, Washington and Sarasota, Florida.

NOTE 5 NOTES PAYABLE

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

(A) Notes Issued

During 2003, the Company received $275,000, net of offering costs of $25,000 in the form of a 20% secured convertible debenture that matures on February 28, 2004 and is guaranteed by the Company's Chairman. The maximum borrowings available under the debenture agreement are $750,000. The debenture is secured by all of the Company's assets and is convertible in its entirety at the option of the holder into the Company's common stock at a conversion price of $1.00. There was no beneficial conversion recognized on the issuance of the convertible notes payable as the conversion price was equal to recent cash offering price. During February 2004, the entire convertible note was repaid with cash of $275,000. At March 31, 2006, the outstanding balance on the convertible debenture was $0.

During 2003, the Company entered into a $100,000 convertible note payable in full settlement of a lawsuit. The note is non-interest bearing and was due August 11, 2004. The note is convertible at the option of the note holder at any time at the current trading price of the Company's common stock. During February 2004, the entire convertible note was repaid with cash of $100,000. At March 31, 2006, the balance on the note payable was $0.

In February 2004, the Company authorized a private debt offering of secured 12% and 15% promissory notes with due dates one year from the date of issuance, within sixty days of the Company's SB-2 becoming effective or upon the Company receiving an equity investment of at least $15,000,000. For each loan to the Company, the lender was also entitled to 20,000 shares of the Company's common stock. During the twelve months ended December 31, 2004, the Company issued an aggregate of $2,400,000 promissory notes and issued 560,000 common shares. The shares were treated as a discount to the private offering, the shares were valued at $434,000 based on the market price on the dates the funds were received and the discount is being amortized over the life of the notes. $1,000,000 of these notes were settled on May 16, 2005 via a Settlement Agreement which converted the entire amount of the note into common stock at a per share price of $0.14. The Company recognized a loss on the conversion of $540,000. At September 30, 2005, the balance on theses notes payable was $1,400,000 which is currently in default. Accrued interest of $364,192 was paid on the $1,400,000 note in August 2005 via a Settlement Agreement which converted the accrued interest on the note to common stock at a per share price of $.054. The company had paid $19,399 of interest in advance on the note at March 31, 2006. These notes are secured with the assets of the Company.

On February 27, 2004, the Company borrowed $500,000 under a 12% secured subordinated debenture for a maximum term of 12 months. As additional consideration, the Company issued to the holder 200,000 shares of common stock having a fair value of $284,000. The shares were treated as a discount to the debenture and the discount is being amortized over the life of the debenture. This note was settled on May 16, 2005 via a Settlement Agreement which converted the entire amount of the note into common stock at a per share price of $0.14. The Company recognized a loss on the conversion of $265,500.)

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

On May 7, 2004, the Company borrowed $100,000 under a 15% promissory note. As additional consideration, the Company issued the holder 40,000 shares of common stock having a fair value of $55,200. The shares were treated as a discount to the note and the discount is being amortized over the life of the note. The note was fully paid off as of March 31, 2006.

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

On July 28, 2004, the Company borrowed $500,000 under a 15% promissory note which is payable on July 28, 2005. As consideration for a Director's personal guaranty of note, the Company issued the Director 800,000 shares of common stock having a fair value of $832,000. On November 1, 2005 the note and unpaid interest was assigned to a Director. On December 9, 2005 the note was amended to include accrued interest of $60,437 with simple interest due December 31, 2006. The principal and accrued interest on this note as of March 31, 2006 was $595,698.

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

On October 20, 2004, the Company entered into a Bridge Loan Agreement with Hazinu Ltd. pursuant to which the Lender advanced the principal amount of $300,000 to the Company on October 21, 2004 in exchange for (i) a 10% secured promissory note in such principal amount, (ii) 500,000 shares of our common stock, and (iii) warrants to purchase 500,000 shares of our common stock at an exercise price of $0.50 per share. The value of the shares and warrants of $152,500 and $147,500, respectively were treated as a discount to the note and the discount is being amortized over the life of the note. The note was due December 31, 2004 and during December 2004, the entire note was repaid with cash. At March 31, 2006, the outstanding balance on the convertible debenture was $0.

On October 27, 2004, the Company entered into a Bridge Loan Agreement with JM Investors, LLC, Fenmore Holdings, LLC, Viscount Investments Limited and Congregation Mishkan Sholom pursuant to which the Lenders advanced an aggregate principal amount of $300,000 to the Company on October 28, 2004 in exchange for (i) 10% secured promissory notes in such aggregate principal amount, (ii) 500,000 shares of our common stock and (iii) warrants to purchase an aggregate of 500,000 shares of our common stock at an exercise price of $0.50 per share. The value of the shares and warrants of $152,500 and $147,500, respectively were treated as a discount to the note and the discount is being amortized over the life of the note. The note was due December 31, 2004 and during December 2004, the entire note was repaid with cash. At March 31, 2006, the outstanding balance on the convertible debenture was $0.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

On December 13, 2004, the Company entered into a Bridge Loan Agreement with 15 various entities pursuant to which the Lenders advanced an aggregate principal amount of $1,160,000 to the Company on December 16, 2004 in exchange for (i) 8% secured promissory notes in such aggregate principal amount, (ii) 250,000 shares of our common stock and (iii) warrants to purchase an aggregate of 16,312,461 shares of our common stock at exercise prices ranging from $0.10 to $1.00 per share. The value of the shares and warrants of $60,000 and $1,100,000, respectively were treated as a discount to the note and the discount is being amortized over the life of the note. On October 10, 2005 $20,000 of the note and $1,183 of accrued interest was converted through a settlement at a per share price of $0.029. The Company recognized a loss on the conversion of $1,300. On December 30, 2005 $59,074 of the note was converted per the conversion terms of the note at a per share price of $0.004875 and $0.005650. No gain or loss was recognized by the Company on the conversion. The note was due December 16, 2005 and is currently in default. At March 31, 2006, the outstanding balance on the convertible note was $1,479,957.

On December 28, 2004, the Company entered into a Bridge Loan Agreement with 14 various entities pursuant to which the Lenders advanced an aggregate principal amount of $1,000,000 to the Company on January 6, 2005 in exchange for (i) 8% secured promissory notes in such aggregate principal amount, (ii) 500,000 shares of our common stock and (iii) warrants to purchase an aggregate of 4,4687,485 shares of our common stock at an exercise price of $0.10 per share. The value of the shares and warrants of $370,000 and $630,000, respectively were treated as a discount to the note and the discount is being amortized over the life of the note. . On October 10, 2005 $137,500 of the note and $8,875 of accrued interest was converted through a settlement at a per share price of $0.029. The Company recognized a loss on the conversion of $8,664. On December 30, 2005 $21,667 of the note was converted per the conversion terms of the note at a per share price of $0.004875. No gain or loss was recognized by the Company on the conversion. The note was due December 28, 2005 and is currently in default. At March 31, 2006, the outstanding balance on the convertible note was $989,243.

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

On April 7, 2005, the Company borrowed $300,000 under a 12% promissory note, which was payable no later than August 5, 2005. On September 15, 2005, the entire amount of the note was converted at a per share price of $0.05. The Company recognized a loss on the conversion of $13,277.

On April 29, 2005, the Company borrowed $200,000 under a 17% promissory note, which was payable no later than July 28, 2005. On September 15, 2005, the entire amount of the note was converted at a per share price of $0.05. The Company recognized a loss on the conversion of $654.

On June 13, 2005, the Company borrowed $68,000 under a 17% promissory note, which was payable no later than August 12, 2005. On September 15, 2005, the entire amount of the note was converted at a per share price of $0.05. The Company recognized a loss on the conversion of $238.

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

On September 13, 2005, the Company borrowed $40,000 under a 15% promissory note, which is unsecured and was payable no later than November 13, 2005. On March 29, 2006, the entire amount of the note was converted at a per share price of $0.019. The Company recognized a gain on the conversion of $3,229.

On September 19, 2005, the Company borrowed $100,000 under a 15% promissory note, which is unsecured and is payable no later than November 19, 2005. The note and interest are currently in default. At March 31, 2006, the outstanding balance on the note was $107,091.

On November 1, 2005, the Company borrowed $15,000 under a 15% promissory note, which is unsecured and is payable no later than January 1, 2006. The interest is currently in default. At March 31, 2006, the outstanding balance on the note was $16,042.

On November 7, 2005, the Company borrowed $25,000 under a 15% promissory note, which is unsecured and is payable no later than December 6, 2005. On January 23, 2006, the entire amount of the note was converted at a per share price of $0.0144. The Company recognized a loss on the conversion of $13,327.

On December 1, 2005, the Company borrowed $10,000 under a 15% promissory note, which is unsecured and is payable no later than December 1, 2006. Interest is payable upon maturity.

On January 1, 2006, the Company converted to a promissory note $91,775 owed under employee expense reimbursements to a former employee and current Director. The note is unsecured and bears an 8% rate of interest. At March 31, 2006, the outstanding balance on the note was $93,585.

On January 25, 2006, the Company borrowed $50,000 under a three year 5.25% unsecured promissory note with 5,000,000 warrants attached at an exercise price of $1.09. At March 31, 2006, the outstanding balance on the note was $50,226.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

Notes payable - face value	$3,537,094
Notes payable - discount	45,833

Notes payable, net	$3,491,261

The discount from the face value of the promissory notes is being amortized over the life of the promissory notes as additional interest expense. During the three months ended March 31, 2006, the three months ended March 31, 2005 and the period from December 9, 2002 (Inception) to March 31, 2006, the Company has recorded interest expense from the discounts of $4,167, $1,422,527 and $5,579,067, respectively.

All of these transactions were exempt from the registration requirements of Section 4(2) of the Securities Act as transactions not involving a public offering.

(B) Derivative Liabilities

On January 25, 2006, we completed a private placement pursuant to which we entered into a Securities Purchase Agreement with Golden Gate Investors, Inc. (“Golden Gate”) dated as of January 24, 2006, as amended by that certain Addendum to Convertible Debenture, Warrant to Purchase Common Stock and Securities Purchase Agreement dated as of January 24, 2006, for the sale of (i) a $50,000 principal amount convertible debenture and (ii) a warrant to purchase 5,000,000 shares of our common stock. Golden Gate provided us with an aggregate of $130,000 in gross proceeds upon the execution of final definitive agreements. Upon notification that the registration statement (as described below) has been filed with the SEC by February 14, 2006, Golden Gate shall wire us $150,000. If the registration statement is filed later than February 14, 2006, Golden Gate shall wire us $50,000. These amounts shall represent a prepayment towards the exercise of the warrant.

The debenture bears interest at 5¼%, mature three years from the date of issuance, is convertible into our common stock, at Golden Gate’s option. The convertible debenture is convertible into the number of our shares of common stock equal to the dollar amount of the debenture being converted multiplied by 110, less the product of the conversion price multiplied by 100 times the dollar amount of the debenture being converted, which is divided by the conversion price. The conversion price for the convertible debenture is the lesser of (i) $0.10, (ii) eighty percent of the average of the three lowest volume weighted average prices during the twenty (20) trading days prior to the conversion or (iii) eighty percent of the volume weighted average price on the trading day prior to the conversion. Beginning in the first full month that the registration statement covering the shares of common stock underlying the debenture and warrant is declared effective by the Securities and Exchange Commission, Golden Gate is obligated to convert at least 5%, but no more than 10%, of the face value of the debenture per calendar month into shares of our common stock, so long as the shares are available, registered and freely tradable. If Golden Gate converts more than 5% of the face value of the debenture in any calendar month, the excess over 5% shall be credited against the next month’s minimum conversion amount. In the event that Golden Gate does not convert at least 5% of the face value of the debenture in any calendar month, Golden Gate shall not be entitled to collect interest on the debenture for that month and shall not be entitled to receive shares of our common stock issuable upon conversion of the debenture, provided that we provide Golden Gate with written notice of such failure to convert the minimum monthly conversion amount. However, in the event that our volume weighted average price is less than $.01, we will have the option to prepay the debenture at 130% rather than have the debenture converted. If we elect to prepay the debenture, Golden Gate may withdraw its conversion notice.

In addition, beginning in the first full month that the registration statement covering the shares of common stock underlying the debenture and warrant is declared effective by the Securities and Exchange Commission, Golden Gate is obligated to exercise the warrant concurrently with the submission of a conversion notice by Golden Gate with respect to the debenture, in the same percentage of the debenture being converted. If Golden Gate exercises more than 5% of the warrants in any calendar month, the excess over 5% shall be credited against the next month’s minimum exercise amount. In the event Golden Gate does not exercise the warrant concurrently with the conversion of the debenture, it shall not be entitled to receive shares of our common stock for the portion of the debenture being simultaneously converted. The warrant is exercisable into 5,000,000 shares of common stock at an exercise price of $1.09 per share. Accordingly, if all warrants are exercised by Golden Gate, we will receive $5,450,000 in proceeds.

Golden Gate has contractually agreed to restrict its ability to convert its debenture or exercise its warrants and receive shares of our common stock such that the number of shares of common stock held by them and their affiliates after such conversion or exercise does not exceed 9.99% of the then issued and outstanding shares of common stock.

The debenture includes certain features that are considered embedded derivative financial instruments, such as the conversion feature, events of default and a variable liquidated damages clause. These features are described below, as follows:

- The debenture’s' conversion feature is identified as an embedded derivative and has been bifurcated and recorded on the Company's balance sheet at its fair value;

- The SPA includes a penalty provision based on any failure to meet registration requirements for shares issuable under the conversion of the debenture or exercise of the warrants, which represents an embedded derivative, but such derivative has a de minimus value and has not been recorded in the accompanying financial statements; and

- The SPA contains certain events of default including not having adequate shares registered to effectuate allowable conversions; in that event, the Company is required to pay a conversion default payment at 130% of the then outstanding principal balance on the debenture, which is identified as an embedded derivative, but such derivative has a de minimus value and has not been recorded in the accompanying consolidated financial statements.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

In conjunction with the debenture, the Company issued warrants to purchase 5,000,000 shares of common stock. The accounting treatment of the derivatives and warrants requires that the Company record the warrants at their fair values as of the inception date of the agreement, which totaled $4,026.

The initial fair value assigned to the embedded derivatives and warrants was $590,801. The Company recorded the first $50,000 of fair value of the derivatives and warrants to debt discount which will be amortized to interest expense over the term of the debenture. The Company recorded an amortization expense for the three months ended March 31, 2006 of $4,167.

The market price of the Company's common stock significantly impacts the extent to which the Company may be required or may be permitted to convert the unrestricted and restricted portions of the debenture into shares of the Company's common stock. The lower the market price of the Company's common stock at the respective times of conversion, the more shares the Company will need to issue to convert the principal and interest payments then due on the debenture. If the market price of the Company's common stock falls below certain thresholds, the Company will be unable to convert any such repayments of principal and interest into equity, and the Company will be forced to make such repayments in cash. The Company's operations could be materially adversely impacted if the Company is forced to make repeated cash payments on the debenture.

In summary, the three months ended March 31, 2006, the Company took a charge of $599,174 as a result of the financing described above in accordance with guidance provided in EITF 00-19:

Promissory notes - long term, original face amount	$50,000
Conversions during the quarter	-
Promissory notes - long term, at 3/31/06	50,000
Unamortized discount on Promissory notes - long term, at 3/31/06	45,833
Promissory notes, net - long term, at 3/31/06	4,167

Additionally, as a result of the issuance of the debenture with such terms, there is no explicit number of shares that are to be delivered upon satisfaction of conversion, the Company is unable to assert that it had sufficient authorized and unissued shares to settle such note. Accordingly, all of the Company's previously issued and outstanding instruments, such as warrants and options as well as those issued in the future, would be classified as liabilities as well, effective with the issuance of the convertible promissory note. Absent other transactions which would warrant the same accounting treatment, the Company will discontinue the recognition of derivative liabilities once it can assert that it has a sufficient amount of authorized and unissued shares to settle its obligations which can be settled in shares.

On January 25, 2006 the fair value of all other outstanding warrants was $312,210 and was reclassified from Additional Paid-In Capital to Derivatives Liability. At March 31, 2006 the fair value was $528,199 and the increase of $215,989 was expensed as provided for in EITF 00-19.

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

During January 2006, the Company issued 510,992 shares of common stock for consulting services with a fair value of $8,533 ($0.0167 per share).

During January 2006, the Company issued 2,789,474 shares of common stock for consulting services with a fair value of $58,578 ($0.021 per share).

During January 2006, the Company issued 7,030,932 shares of common stock to employees with a fair value of $133,588 ($.019 per share).

During February 2006, the Company issued 6,327,718 shares of common stock for consulting services with a fair value of $113,899 ($0.018 per share).

During February 2006, the Company issued 5,862,640 shares of common stock to employees with a fair value of $105,224 ($.018 per share).

During February 2006, the Company issued restricted common stock for 372,414 shares as a fee for obtaining financing. The fair value was $5,400 ($0.0145 per share).

During February 2006, the Company issued 6,327,718 shares of common stock for consulting services with a fair value of $113,898 ($0.018 per share).

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

During March 2006, the Company issued restricted common stock for 243,243 shares as a fee for obtaining financing. The fair value was $4,500 ($0.0185 per share).

During March 2006, the Company issued 9,650,377 shares of common stock to employees with a fair value of $226,784 ($.0235 per share).

During March 2006, the Company returned to the Treasury 49,752 shares of common stock previously issued to employees with a fair value of $995 ($.02 per share).

During March 2006, the Company issued 5,219,112 shares of common stock to employees with a fair value of $102,817 ($.0197 per share).

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

During September 2005, the Company settled the outstanding amounts plus related legal fees with a vendor by issuing 6,361,113 shares of common stock with a fair value of $311,695 ($0.049 per share) on the date of settlement. The shares were issued under a court ordered settlement pursuant to 3(a)(10) under the Securities Act of 1933.

During November 2005, the Company settled the outstanding amounts plus legal fees with a vendor by issuing 5,071,175 shares of common stock with a fair value of $111,566 ($0.022 per share). The shares were issued under a court ordered settlement pursuant to 3(a)(10) under the Securities Act of 1933.

During November 2005, the Company settled the outstanding amounts plus legal fees with a vendor by issuing 1,134,775 shares of common stock with a fair value of $24,965 ($0.022 per share). The shares were issued under a court ordered settlement pursuant to 3(a)(10) under the Securities Act of 1933.

During March 2006, the Company issued 2,195,905 shares of common stock in full settlement of amounts due to a vendor. The fair value was $52,702 ($0.024 per share) and a gain of $2,673 was recognized on the settlement. The shares were issued under a court ordered settlement pursuant to 3(a)(10) under the Securities Act of 1933.

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

During March 2006, the Company issued 19,999,999 shares of common stock in partial conversion of notes and accrued interest. Principal and interest in the amount of $119,059 was converted per the conversion terms of the note. (the various conversion prices were $0.004875, $0,005650, $0.0114825 and $0.013022 per share) and a loss of $34,021 was recognized on the conversion of interest.

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

(M) Obligation to Reserve Stock

As of March 31, 2006, the Company had an obligation to reserve 60,879,731 shares of common stock issuable upon conversion of debentures. In addition, as of December 31, 2005, the Company had outstanding warrants totaling 64,428,812 shares of common stock.

(N) Amendment to Articles of Incorporation

On February 24, 2005, the Company amended its Articles of Incorporation to provide for an increase in its authorized share capital. The authorized capital stock increased to 600,000,000 common shares at a par value of $0.0001 per share.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 7 INCOME TAXES

Income tax expense (benefit) is summarized as follows:

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005	December 9, 2002 (Inception) through March 31, 2006
Current:
Federal	$-	$-	$-
State	-	-	-
Deferred - Federal and State	-	-	-

Income tax expense (benefit)	$-	$-	$-

The Company's tax expense differs from the "expected" tax expense as follows:

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005	December 9, 2002 (Inception) through March 31, 2006

U.S. Federal income tax expense (benefit)	$(963,314)	$(5,000,902)	$(23,894,687)
Effect on net operating loss carryforward	963,314	5,000,902	23,894,687

	$-	$-	$-

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:
	March 31, 2006	December 31, 2005
Deferred tax assets:
Net operating loss carry forward	$23,894,687	$22,931,372
Total gross deferred tax assets	23,894,687	22,931,372
Less valuation allowance	(23,894,687)	(22,931,372)

Net deferred tax assets	$-	$-

At March 31, 2006, the Company had a net operating loss carry forward of $68,270,533 for U.S. Federal income tax purposes available to offset future taxable income expiring through 2025. The net change in the valuation allowance during the three months ended March 31, 2006 was an increase of $963,314.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 8 COMMITMENTS AND CONTINGENCIES

(A) Distribution Agreements

Riverdeep, Inc.
Infinium signed a distribution agreement with Riverdeep, Inc. ("Riverdeep") dated October 23, 2003 that was intended to allow Infinium to market Riverdeep's catalog of award-winning video games and edutainment software on the Phantom Game System. The agreement expired on March 30, 2006 and when in place authorized Infinium to distribute Riverdeep's products, via the Phantom Game Service or pre-load, onto the Phantom Game Receiver. The titles were intended to be available to subscribers of the Phantom Game Service on both a pay-per-play and pay-to-own basis.

The agreement with Riverdeep required Infinium to make the following guaranteed, non-refundable, irrevocable, non-transferable license fees as follows:

March 30, 2004	$50,000
September 30, 2004	50,000
September 30, 2004	125,000

Total	$225,000

In addition, Infinium would have incurred license fees with respect to each unit of product distributed. These per unit license fees would have applied against the aforementioned guaranteed license fees. If the guaranteed license fees would have been earned down and recouped by Infinium, then Infinium would have paid directly to Riverdeep the per unit license fees for every unit of product it distributes. The per unit unlimited license (pay-to-own) fee ranges from $6.50 to $28.00 per title. The per unit limited license (pay-per-play) fee equals fifty percent (50%) of Infinium's revenue realized from the limited licenses granted to end users.

As the Company has not commenced sales of the game system and there is no definitive way to determine the future economic benefit associated with the payments for the guaranteed license fees, the company has expensed the guaranteed license fees as incurred. From December 9, 2002 (inception) through March 31, 2006, $225,000 of guaranteed license fees had been accrued and reported on the accompanying financial statements.

In the event that the per unit license fees were to exceed the guaranteed license fees, those per unit license fees will be expensed as incurred. Accordingly, the corresponding revenue related to the product distribution will be recognized as earned.

The Company is currently in default of this agreement.

Codemasters Software Company Ltd.
Infinium signed a distribution agreement with The Codemasters Software Company Ltd. (“Codemasters”) dated December 3, 2004 that will allow Infinium to market Codemasters’ catalog of video games software on the Phantom Game System. The agreement expired on December 31, 2005 and authorized Infinium to distribute Codemasters’ products, via the Phantom Game Service or pre-load, onto the Phantom Game Receiver. The titles were to be available to subscribers of the Phantom Game Service on both a pay-per-play and pay-to-own basis.

The agreement with Codemasters required Infinium to make the following advance royalty payments as follows:

November 21, 2004	$25,000
Upon receipt of the Licensor Deliverables	25,000

Total	$50,000

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

In addition, Infinium would have incurred royalty fees with respect to each unit of product distributed. These per unit royalty fees shall be applied against the aforementioned advance royalty payments. If the advance royalty payments have been earned down and recouped by Infinium, then Infinium would have been required to pay directly to Codemasters the per unit royalty fees for every unit of product it distributes. The per unit royalty fee ranged from 25% to 50% of Infinium’s net receipts with a minimum per unit royalty fee ranging from $1.25 to $7.16 per title.

As the company has not commenced sales of the game system and there is no definitive way to determine the future economic benefit associated with the advance payments, the company has expensed the advance royalty payments as incurred. From December 9, 2002 (inception) through March 31, 2006, $50,000 of guaranteed license fees had been accrued and reported on the accompanying financial statements.

In the event that the per unit royalty fees were to exceed the advance royalty payments, those per unit royalty fees will be expensed as incurred. Accordingly, the corresponding revenue related to the product distribution will be recognized as earned. The Company is currently in default of this agreement.

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

As the company has not commenced sales of the game system and there is no definitive way to determine the future economic benefit associated with the advance payments, the company has expensed the advance royalty payments as incurred. From December 9, 2002 (inception) through March 31, 2006, $500,000 of guaranteed license fees had been accrued and reported on the accompanying financial statements.

In the event that the per unit royalty fees exceed the advance royalty payments, those per unit royalty fees will be expensed as incurred. Accordingly, the corresponding revenue related to the product distribution will be recognized as earned. The Company is currently in default of this agreement.

Eidos Inc.
Infinium signed a distribution agreement with Eidos Inc. (“Eidos”) dated September 21, 2004 that would have allowed Infinium to market Eidos’s catalog of video games software on the Phantom Game System. The agreement expired on December 31, 2005 and authorizes Infinium to distribute Eidos’s products, via the Phantom Game Service or pre-load, onto the Phantom Game Receiver. The titles would have been available to subscribers of the Phantom Game Service on both a pay-per-play and pay-to-own basis.

The agreement with Eidos required Infinium to make the following non-refundable advance royalty payments as follows:

September 25, 2004	$62,500
Upon receipt of the Licensor Deliverables	62,500

Total	$125,000

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

In addition, Infinium would have incurred royalty fees with respect to each unit of product distributed. These per unit royalty fees shall be applied against the aforementioned advance royalty payments. If the advance royalty payments would have been earned down and recouped by Infinium, then Infinium would have been required to pay directly to Eidos the per unit royalty fees for every unit of product it distributes. The per unit royalty fee ranges from 25% to 50% of Infinium’s net receipts

As the company has not commenced sales of the game system and there is no definitive way to determine the future economic benefit associated with the advance payments, the company has expensed the advance royalty payments as incurred. From December 9, 2002 (inception) through March 31, 2006, $125,000 of guaranteed license fees had been accrued and reported on the accompanying financial statements.

In the event that the per unit royalty fees were to exceed the advance royalty payments, those per unit royalty fees will be expensed as incurred. Accordingly, the corresponding revenue related to the product distribution will be recognized as earned. The Company is currently in default of this agreement.

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

As the company has not commenced sales of the game system and there is no definitive way to determine the future economic benefit associated with the advance payments, the company has expensed the advance royalty payments as incurred. From December 9, 2002 (inception) through March 31, 2006, $10,000 of guaranteed license fees had been accrued and reported on the accompanying financial statements.

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

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

As the company has not commenced sales of the game system and there is no definitive way to determine the future economic benefit associated with the advance payments, the company has expensed the advance royalty payments as incurred. From December 9, 2002 (inception) through March 31, 2006, $175,000 of guaranteed license fees had been accrued and reported on the accompanying financial statements.

The letter of intent with Vivendi requires Infinium to make the following non-refundable payments:

September 25, 2004	$125,000
Total	$125,000

(B) Development Agreement

The company has a development agreement dated October 11, 2004 in place with BIOSTAR for the Phantom Game Receiver mainboard and graphics adapter. Terms are: $156,000 due at signing; $78,000 due before ship of pilot production units from Biostar; $78,000 due on acceptance of pilot units. The end design product will be wholly owned by the company. From December 9, 2002 (inception) through March 31, 2006, $337,139 of expenses have been accrued and reported on the accompanying financial statements. During September 2005, the Company settled the outstanding amounts plus related legal fees with Biostar by issuing 6,361,113 shares of common stock with a fair value of $311,695 on the date of settlement. The shares were issued under a court ordered settlement pursuant to 3(a)(10) under the Securities Act of 1933.

(C) Litigation

Amscot Corporation v. Infinium Labs, Inc. and Gregory E. Hawkins, No. 05-00069, Div J. In April 2005, Amscot obtained a default judgment in the Circuit Court for Hillsborough County, Florida associated with an action to enforce a negotiable instrument. We dispute the judgment and may seek to reopen the matter in the future. The judgment is for $50,873.

Beshara v. Infinium Labs Corporation, No. 2005 CA 5103 NC. In May 2005, Beshara sued us in the Circuit Court for Sarasota County, Florida, alleging default of a promissory note and seeking damages of approximately $1,400,000.00. On October 25, 2005, we settled accrued interest through October 31, 2005, together with reasonable attorneys’ fees, in the amount of $384,192 through issuance of 7,114,667 shares of our stock. On March 17, 2006, we entered into a conversion agreement with Beshara in order to reduce a portion of the outstanding principal and interest with 40,000,000 shares of common stock (as of May 22, 2006).

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

GMR Marketing, LLC, v. Infinium Labs, Inc., No. 20050CA-10535NC. In January 2006, GMR sued us in the District Court of Florida, Sarasota County, alleging breach of contract and seeking damages in the amount of $107,544. Due to an error with our Florida counsel an answer to the complaint was not filed and on February 1, 2005 GMR received a default judgment in the amount of $107,883. As of February 9, 2006, our Florida counsel indicated he will seek to set aside the order on grounds for medical reasons, but as of May 22, 2006 he has not filed this request with the aforementioned court.

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

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

Kevin Bachus v. Infinium Labs, Inc. et al., No. 06-2-09983-4 SEA. In March 2006, Kevin Bachus sued Infinium Labs, Inc., and its directors as well as other parties related to unpaid wages and accrued and unpaid personal time off totaling $50,997 in the Superior Court for the State of Washington, in and for the County of King. The Company plans to defend itself vigorously in this matter.

Longview Special Finance, Inc. v. Infinium Labs, Inc., No. 06 CV 1772. In March 2006, Longview sued us in United States District in the Southern District of New York alleging breach of contract and requesting, in part, issuance of all remaining shares requested in prior conversion notices. The complaint contains errors relating to debt previously repaid and other jurisdictional issues. The parties entered into a negotiated settlement related to a portion of Longview’s claims on April 7, 2006. Under the terms of the agreement, Infinium converted a portion of Longview’s requested conversion request and Longview agreed to dismiss the aforementioned matter in May 2006 and standstill on any further request for conversion or bring any additional claim on with respect to Infinium’s failure to reserve adequate shares for Longview or deliver shares under a conversion.

Merrill Lynch, Pierce, Fenner & Smith v. Infinium Labs, Inc., No. 06-2-05618-3 SEA. In February 2005, we entered into a Stipulation and Order for Entry of Judgment with Merrill Lynch pertaining to our default in rent of $127,312 due under our lease with Merrill Lynch (for our former corporate headquarters). The foregoing matter was adjudicated in the Superior Court for the State of Washington, in and for the County of King. In partial consideration of the entry of the judgment the lease, originally set to expire in August 2006, terminated on February 28, 2006 with no further monetary obligations. Subsequent to the entry of the order the parties agreed to a payment schedule of $5,000 per month with a final balloon payment due in July 2006.

Morley and Campbell v. Timothy Roberts and Infinium Labs, Inc., No. D-1-GN-06-000851. In April 2006, Morley and Campbell sued Timothy Roberts individually and the Company in the District Court, 200 Judicial District, Travis County, Texas for breach of contract in failing to perform the remainder of an Asset Purchase Agreement and Assignment of Rights between plaintiffs and Roberts. The total claim is for $30,000. The Company maintains that these agreements are between the plaintiffs and Roberts and we are the beneficiary to those agreements, but do not have any obligations related thereto. However, as the Company has been named as a defendant, we will defend the matter vigorously.

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

Walter Dorwin Teague Associates v. Infinium Labs, Inc., No. 05-9-35846-2. In December 2005, Teague Associates entered an arbitration award in the Superior Court for King County, Washington. The judgment is for $51,843.

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

(D) Licenses

As detailed above in Note 8 (A), the Company has entered into agreements with a number of publishers to provide content for our Phantom Game Service. These agreements provide that we pay an advance to each publisher, which is recoupable by us against future royalties payable to these publishers under their respective agreements. As of March 31, 2006, the Company currently owes an aggregate of $845,000 to these publishers pursuant to these agreements and, if we fail to pay these advances, these agreements may be terminated.

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

As of
March 31, 2006
Payroll	$156,304
Payroll taxes	1,424,994
Penalties and interest	781,546
Accrued payroll and payroll taxes	$2,362,844

(F) Employment Agreements

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

Mr. Koler will be granted an aggregate of 5,000,000 restricted shares of our common stock, in accordance with the following vesting schedule: (i) 1,000,000 shares will be fully vested upon execution of the Employment Agreement, and the Stock Vesting Agreement dated as of January 11, 2006; and (ii) the remaining 4,000,000 shares of common stock shall vest quarterly over two years, 1/8 per quarter, to the extent Mr. Koler is employed with us at the pertinent vesting date and that our shareholders have authorized additional common stock. As of May 23, 2006, the related expense has been accrued under this agreement but no shares have been issued.

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

(B) Warrants Issued and Outstanding

Stock Purchase Warrants

For the three months ended March 31, 2006, the Company granted warrants to purchase 5,000,000 shares of common stock in conjunction with a note payable which were treated as a discount to the note payable.

	December 31, 2005	December 31, 2004
Warrants for common stock issued to a note holder. The term of the warrants are five years expiring November 10, 2009. The warrants are exercisable at $0.10 per share	5,873,288	5,107,081

Warrants for common stock issued to a note holder. The term of the warrants are five years expiring November 10, 2009. The warrants are exercisable at $0.10 per share.	11,630,138	8,722,604

Warrants issued with subscription agreements. The term of the warrants are five years expiring November 10, 2009 and are exercisable at $0.10 per share.	678,900	678,900

Warrants issued with subscription agreements. The term of the warrants are five years expiring November 10, 2009 and are exercisable at $0.25 per share.	1,344,000	1,344,000

Warrants issued with subscription agreements. The term of the warrants are five years expiring November 10, 2009 and are exercisable at $0.10 per share.	3,084,181	3,084,181

Warrants issued in conjunction with convertible notes. The term of the warrants are five years expiring December 31, 2009 and are exercisable at $0.50 per share.	232,000	232,000

Warrants issued in conjunction with convertible notes. The term of the warrants are five years expiring December 31, 2009 and are exercisable at $0.50 per share.	200,000	200,000

Warrants for common stock issued to note holders. The term of the warrants are five years expiring October 22, 2009. The warrants are exercisable at $0.50 per share.	500,000	500,000

Warrants for common stock issued to note holders. The term of the warrants are five years expiring October 27, 2009. The warrants are exercisable at $0.50 per share.	500,000	500,000

Warrants for common stock issued to note holders. The term of the warrants are five years expiring December 31, 2009. The warrants are exercisable at $0.26667 per share.	5,437,487	5,437,487

Warrants for common stock issued to note holders. The term of the warrants are five years expiring December 31, 2009. The warrants are exercisable at $0.75 per share.	5,437,487	5,437,487

Warrants for common stock issued to note holders. The term of the warrants are five years expiring December 31, 2009. The warrants are exercisable at $1.00 per share.	5,437,487	5,437,487

Warrants for common stock issued to note holders. The term of the warrants are five years expiring December 31, 2009. The warrants are exercisable at $0.10 per share.	4,687,485	4,687,485

Warrants for common stock issued to an investor. The term of the warrants are five years expiring June 10, 2010. The warrants are exercisable at $0.10 per share.	6,226,359	-

Warrants for common stock issued to an investor. The term of the warrants is three years expiring September 19, 2008. The warrants are exercisable at $0.10 per share.	8,160,000	-

Warrants for common stock issued to a note holder. The term of the warrants are three years expiring January 24, 2009. The warrants are exercisable at $1.09 per share.	5,000,000	-

Total	64,428,812	41,368,712

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 10 GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no sales and has recurring losses from inception of $69,331,794, has a working capital deficiency of $11,523,869, a stockholders’ deficiency of $12,947,942, has a negative cash flow from operations of $15,413,036 from inception and notes payable in default of $2,824,882. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

On January 1, 2006, the Company converted to a promissory note $91,775 owed under employee expense reimbursements to a former employee and current Director. The note is unsecured and bears an 8% rate of interest. At March 31, 2006, the outstanding balance on the note was $93,585.

On February 14, 2006, the Company issued Greg Koler, our Chief Executive Officer, 1,021,239 shares of common stock with a fair market value of $18,382 ($.018 per share) for services performed by Mr. Koler, prior to November 18, 2005, in his capacity as an independent contractor.

NOTE 12 SUBSEQUENT EVENTS

(A) Common Stock Issuances

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

During April 2006, the Company issued 15,000,000 shares of common stock in partial conversion of notes and accrued interest. Principal and interest in the amount of $123,164 was converted per the conversion terms of the note. (the various conversion prices were $0.004875, $0,005650, $0.0114825 and $0.013022 per share) and a loss of $3,890 was recognized on the conversion of interest.

During May 2006, the Company issued 15,000,000 shares of common stock in partial conversion of notes . Principal in the amount of $131,303 was converted per the conversion terms of the notes ( the conversion price was $0.08733 per share). No gain or loss was recognized on the conversion.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

(B) Other Material Agreements

In April 2006, we entered into an agreement with Itron Technology, Inc., a third-party manufacturer, for the production of the Phantom Lapboard. For an agreed upon amount, payable in cash and stock after Itron meets certain milestones, Itron will develop and produce the Phantom Lapboard. Itron has provided various representations and warranties with respect to the development and production of the Phantom Lapboard. If the milestones are met the Company anticipates shipping the Phantom Lapboard in October 2006.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

ITEM 2. Management’s Discussion and Analysis or Plan of Operations

Some of the information in this Quarterly Report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

•	discuss our future expectations;

•	contain projections of our future results of operations or of our financial condition; and

•	state other "forward-looking" information.

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

With adequate financing, we intend to launch the Phantom Lapboard in 2006 for sale directly through our Internet website. The Phantom Lapboard is designed with a pc gamer in mind, and is intended to transform the way gamers think about computer keyboards.

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

Plan of Operations

We have incurred recurring losses from operations since inception. Our loss from operations for the quarter ended March 31, 2006 was $2,752,327. Our loss from operations for the year ended December 31, 2005 was $29,814,606. At March 31, 2006, we had a working capital deficit of $11,523,869 and accumulated losses since inception of $69,331,794. In their report on our audited financial statements for the year ended December 31, 2005, our independent auditors expressed substantial doubt about our ability to continue as a going concern.

Our activities to date have been funded by equity and debt investments. As of March 31, 2006, we had received approximately $3.6 million in equity investments and $13.7 million in debt and convertible debt financings.

At March 31, 2005, we were in default on payment of promissory notes with a principal amount of $2,824,882. Our outstanding debt for borrowed money has generally been provided on a short-term basis, bears interest at rates ranging from 8% to 17% and, in many cases, was accompanied by the grant of common stock or warrants to purchase common stock, which contributed to the costs of the financings.

As of March 31, 2006, we have recorded an aggregate of $5,611,115 in debt discount, of which $5,565,282 was amortized as interest expense. In connection with financings aggregating $2.16 million in December 2004, we committed to pay penalties of 2% per month for each month after an agreed upon period (approximately three months) during which we fail to cause a resale registration statement covering the underlying shares to be declared effective by the Securities and Exchange Commission.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

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

ITEM 3. Controls and Procedures

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

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings:

Amscot Corporation v. Infinium Labs, Inc. and Gregory E. Hawkins, No. 05-00069, Div J. In April 2005, Amscot obtained a default judgment in the Circuit Court for Hillsborough County, Florida associated with an action to enforce a negotiable instrument. We dispute the judgment and may seek to reopen the matter in the future. The judgment is for $50,873.

Beshara v. Infinium Labs Corporation, No. 2005 CA 5103 NC. In May 2005, Beshara sued us in the Circuit Court for Sarasota County, Florida, alleging default of a promissory note and seeking damages of approximately $1,400,000.00. On October 25, 2005, we settled accrued interest through October 31, 2005, together with reasonable attorneys’ fees, in the amount of $384,192 through issuance of 7,114,667 shares of our stock. On March 17, 2006, we entered into a conversion agreement with Beshara in order to reduce a portion of the outstanding principal and interest with 40,000,000 shares of common stock (as of May 22, 2006).

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

GMR Marketing, LLC, v. Infinium Labs, Inc., No. 20050CA-10535NC. In January 2006, GMR sued us in the District Court of Florida, Sarasota County, alleging breach of contract and seeking damages in the amount of $107,544. Due to an error with our Florida counsel an answer to the complaint was not filed and on February 1, 2005 GMR received a default judgment in the amount of $107,883. As of February 9, 2006, our Florida counsel indicated he will seek to set aside the order on grounds for medical reasons, but as of May 22, 2006 he has not filed this request with the aforementioned court.

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

Kevin Bachus v. Infinium Labs, Inc. et al., No. 06-2-09983-4 SEA. In March 2006, Kevin Bachus sued Infinium Labs, Inc., and its directors as well as other parties related to unpaid wages and accrued and unpaid personal time off totaling $50,997 in the Superior Court for the State of Washington, in and for the County of King. The Company plans to defend itself vigorously in this matter.

Longview Special Finance, Inc. v. Infinium Labs, Inc., No. 06 CV 1772. In March 2006, Longview sued us in United States District in the Southern District of New York alleging breach of contract and requesting, in part, issuance of all remaining shares requested in prior conversion notices. The complaint contains errors relating to debt previously repaid and other jurisdictional issues. The parties entered into a negotiated settlement related to a portion of Longview’s claims on April 7, 2006. Under the terms of the agreement, Infinium converted a portion of Longview’s requested conversion request and Longview agreed to dismiss the aforementioned matter in May 2006 and standstill on any further request for conversion or bring any additional claim on with respect to Infinium’s failure to reserve adequate shares for Longview or deliver shares under a conversion.

Merrill Lynch, Pierce, Fenner & Smith v. Infinium Labs, Inc., No. 06-2-05618-3 SEA. In February 2005, we entered into a Stipulation and Order for Entry of Judgment with Merrill Lynch pertaining to our default in rent of $127,312 due under our lease with Merrill Lynch (for our former corporate headquarters). The foregoing matter was adjudicated in the Superior Court for the State of Washington, in and for the County of King. In partial consideration of the entry of the judgment the lease, originally set to expire in August 2006, terminated on February 28, 2006 with no further monetary obligations. Subsequent to the entry of the order the parties agreed to a payment schedule of $5,000 per month with a final balloon payment due in July 2006.

Morley and Campbell v. Timothy Roberts and Infinium Labs, Inc., No. D-1-GN-06-000851. In April 2006, Morley and Campbell sued Timothy Roberts individually and the Company in the District Court, 200 Judicial District, Travis County, Texas for breach of contract in failing to perform the remainder of an Asset Purchase Agreement and Assignment of Rights between plaintiffs and Roberts. The total claim is for $30,000. Infinium is defending itself vigorously in this suit.

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

Walter Dorwin Teague Associates v. Infinium Labs, Inc., No. 05-9-35846-2. In December 2005, Teague Associates entered an arbitration award in the Superior Court for King County, Washington. The judgment is for $51,843.

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

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds:

Unless otherwise stated or filed on a Form 8-K, all of the below-referenced securities were issued in a transaction exempt from the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder (“Rule 506 Conditions”).   With respect to Rule 506 Conditions:   (i) the securities were sold only to accredited investors; (ii) the securities were not offered by any form of general solicitation or general advertising; (iii) each investor had represented that such investor was acquiring the securities for such investor's own account for investment; and (iv) the securities were issued with restrictive legends.

On January 23, 2006, we issued 2,900,000 shares of common stock to a note payable holder for principal, accrued interest and related legal fees with a fair value of $41,760 ($0.0144 per share). We recognized a loss of $13,327on the settlement. The shares were issued under a court ordered settlement pursuant to 3(a)(10) under the Securities Act of 1933.

On February 15, 2006, we issued 372,414 shares of common stock to a consultant with a fair market value of $5,400 ($.0145 per share).

On March 8, 2006, we issued an aggregate of 19,999,999 shares of common stock to certain of our debenture holders from our December 2004 Securities Purchase Agreement upon a partial conversion of their debentures. The fair market value was $153,080 ($0.07654 per share). We recognized a loss of $34,021 on these conversions.

On March 9, 2006, we issued 10,000,000 shares of common stock with a fair value of $260,000 ($0.026 per share) to convert a portion of a note payable. On March 31, 2006, we issued 30,000,000 shares of common stock with a fair value of $600,000 ($0.020 per share) to convert a portion of a note payable. On these transactions we recognized a combined loss of $223,174 on the conversions.

On March 10, 2006, we issued 2,195,905 shares of common to a vendor for settlement of claims and associated legal fees with a fair market value of $52,702 ($.024 per share). We recognized a gain of $2,673 on this settlement. The shares were issued under a court ordered settlement pursuant to 3(a)(10) under the Securities Act of 1933.

On March 16, 2006, we issued 243,243 shares of common stock to a consultant with a fair market value of $4,500 ($.0185 per share).

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

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

(iv) the securities were issued with restrictive legends.

Item 3.

Defaults upon Senior Securities:

As of March 31, 2006, the Company is in default on two promissory notes to one note holder with principal totaling $115,000 and unpaid interest of $10,100.

As of March 31, 2006, the Company is in default of a promissory note to one note holder with principal totaling $898,950 and unpaid interest of $6,280. Notwithstanding the foregoing, the note holder has partially converted principal and/or interest into common stock of the Company.

As previously disclosed on Form 8-K filed with the SEC on October 28, 2005, the Company entered into a Bridge Loan Agreement, in December 2004, with 14 various entities pursuant to which the Lenders advanced an aggregate principal amount of $1,000,000 to the Company on January 6, 2005 in exchange for (i) 8% secured promissory notes in such aggregate principal amount, (ii) 500,000 shares of our common stock and (iii) warrants to purchase an aggregate of 4,4687,485 shares of our common stock at an exercise price of $0.10 per share. The value of the shares and warrants of $370,000 and $630,000, respectively were treated as a discount to the note and the discount is being amortized over the life of the note. The note was due on December 28, 2005 and is currently in default. Notwithstanding the foregoing, the 14 various parties have partially converted principal and/or interest into common stock of the Company.

Item 4.
Submission of Matters to a Vote of Security Holders:

There was no matter submitted during the first quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

Item 5.
Other Information:

On March 17, 2006, we filed a registration statement on Form S-8 covering the 2006 Employee Compensation Plan - A. The compensation plan authorizes 30,000,000 shares of our common stock. Such shares may be issued to non-executive employees, consultants and professionals from time to time as authorized by our board of directors.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

Item 6.
Exhibits:

(a) Exhibits:

10.1 Employment agreement between the Company and Greg Koler dated January 11, 2006 (Incorporated by reference from to Exhibit 10.1 to the Form 8-K filed with the SEC on January 13, 2006).

10.2 Stockholder vesting agreement between the Company and Greg Koler dated January 11, 2006 (Incorporated by reference from to Exhibit 10.2 to the Form 8-K filed with the SEC on January 13, 2006).

10.3 Securities Purchase Agreement dated as of January 24, 2006 by and between Infinium Labs, Inc. and Golden Gate Investors, Inc. (Incorporated by reference from to Exhibit 10.1 to the Form 8-K filed with the SEC on January 31, 2006).

10.4 Registration Rights Agreement dated as of January 24, 2006 by and between Infinium Labs, Inc. and Golden Gate Investors, Inc. (Incorporated by reference from to Exhibit 10.2 to the Form 8-K filed with the SEC on January 31, 2006).

10.5 5¼% Convertible Debenture of Infinium Labs, Inc. dated as of January 24, 2006. (Incorporated by reference from to Exhibit 10.3 to the Form 8-K filed with the SEC on January 31, 2006).

10.6 Warrant to Purchase Common Stock of Infinium Labs, Inc. dated as of January 24, 2006 (Incorporated by reference from to Exhibit 10.4 to the Form 8-K filed with the SEC on January 31, 2006).

10.7 Addendum to Convertible Debenture, Warrant to Purchase Common Stock and Securities Purchase Agreement dated as of January 24, 2006 by and between Infinium Labs, Inc. and Golden Gate Investors, Inc. (Incorporated by reference from to Exhibit 10.5 to the Form 8-K filed with the SEC on January 31, 2006).

31.1 Certification by Chief Executive Officer and Interim Chief Financial Officer pursuant to Sarbanes Oxley Section 302 (filed herewith).

32.1 Certification by Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 22, 2006
INFINIUM LABS, INC.

By: /s/ Greg Koler
Greg Koler, Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Principal Accounting and Financial Officer)