Form 10QSB
period 2006-06-30
Phantom Entertainment, Inc.
filed 2006-08-21
CIK 1145019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 000-50535

PHANTOM ENTERTAINMENT, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	65-1048794
(State or other jurisdiction Identification No.)	(IRS Employer of incorporation or organization).)

800 Fifth Avenue, Suite 4100, Seattle, WA	98104
(Address of Principal Executive Offices)	(Zip Code)

(206) 447-1443
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

As of August 17, 2006, we have 658,800,783 outstanding shares of our common stock as, par value $.0001 per share.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

INDEX

		Page

PART I - Financial Information

Item 1	Financial Statements	1

	Consolidated Balance Sheets as of June 30, 2006 (Unaudited) and December 31, 2005 (Restated - Note 2)	1

	Consolidated Statements of Operations for the Six Months Ended June 30, 2006, the Six Months Ended June 30, 2005 (Restated - Note 2) and the Period from December 9, 2002 (Inception) through June 30, 2006 (Unaudited)	2

	Consolidated Statement of Changes in Stockholders’ Deficiency for the Period from December 9, 2002 (Inception) through June 30, 2006 (Unaudited)	3

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2006, the Six Months Ended June 30, 2005 (Restated - Note 2) and the Period from December 9, 2002 (Inception) through June 30, 2006 (Unaudited)	15

	Notes to Consolidated Financial Statements (Unaudited)	16

Item 2	Management’s Discussion and Analysis or Plan of Operations	54

Item 3	Controls and Procedures	57

PART II - Other Information

Item 1	Legal Proceedings	58

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	60

Item 3	Defaults upon Senior Securities	60

Item 4	Submission of Matters to a Vote of Security Holders	60

Item 5	Other Information	61

Item 6	Exhibits	62

Signatures		63

Certifications

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PHANTOM ENTERTATNMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Balance Sheets

	June 30, 2006 (Consolidated)	December 31, 2005 (Consolidated)
		Restated - Note 2
ASSETS
Current Assets:
Cash	$29,883	$603
Prepaid Expenses	27,333	7,071
Total Current Assets	57,216	7,674

Other Assets:
Deferred Offering Costs	40,133	-
Total Other Assets	40,133	-

Total Assets	$97,349	$7,674

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable	$2,965,747	$2,713,327
Due to developers	845,000	845,000
Due to employee leasing company	1,160,720	1,125,947
Accrued interest expense	1,172,028	846,137
Other accrued expense	18,787	6,506
Accrued payroll and payroll taxes (Note 8(E))	2,483,847	2,364,205
Derivatives (Note 5(B))	4,599,867	4,179,316
Promissory notes (Note 5(A))	3,363,483	4,072,196
Deposits	285,000	-
Total Current Liabilities	16,894,479	16,152,634

Total Liabilities	16,894,479	16,152,634

Commitments and Contingencies	-	-

Stockholders’ Deficiency:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 580,473,450 and 399,823,667 shares issued and outstanding, respectively (Note 6)	58,047	39,982
Additional paid-in capital (Note 6)	51,696,839	48,344,422
Subscription receivable	(22,517)	(22,517)
Deferred Compensation	(305,406)	(481,551)
Accumulated deficit during development stage	(68,224,093)	(64,025,296)

Total Stockholders’ Deficiency	(16,797,130)	(16,144,960)

Total Liabilities and Stockholders’ Deficiency	$97,349	$7,674

PHANTOM ENTERTATNMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Operations

	For the Three Months Ended June 30, 2006 Consolidated Unaudited	For the Three Months Ended June 30, 2005 Consolidated Restated - Note 2	For the Six Months Ended June 30, 2006 Consolidated Unaudited	For the Six Months Ended June 30, 2005 Consolidated Restated - Note 2	For the Period from December 9, 2002 (Inception) to June 30, 2006 Consolidated Unaudited
Operating Expenses:
Development costs	$47,735	$-	$130,682	$-	$3,652,959
Advertising	9,515	94,211	9,515	227,180	2,002,402
Salary expense	302,251	1,133,215	893,498	2,315,023	13,728,769
Professional fees	76,792	102,791	162,991	684,979	5,132,911
Consultants	239,057	593,513	537,786	1,936,012	13,591,199
Impairment of assets	-	-	-	-	854,389
General and administrative	295,476	341,819	441,744	926,621	5,962,612
Total Operating Expenses	970,826	2,265,549	2,176,216	6,089,815	44,925,241
Net Loss from Operations	(970,826)	(2,265,549)	(2,176,216)	(6,089,815)	(44,925,241)

Other Income (Expense):
Other income / (expense)	(12,670)	90	(12,768)	90	(10,451)
Gain / (Loss) on sale of equipment	8,523	(2,479)	8,923	(2,479)	3,464
Gain / (Loss) on conversion of notes	(62,323)	(2,140,620)	(295,509)	(10,617,075)	(10,967,156)
Gain / (Loss) on vendor settlement	-	(22,724)	-	(22,724)	-
Gain / (Loss) on stock issued for payroll taxes	-	-	(85,398)	-	(147,667)
Interest expense	(271,163)	(1,490,008)	(600,210)	(3,472,961)	(12,207,096)
Gain (Loss) on Derivatives	593,121	5,940,910	(971,429)	33,773,452	852,380
Payroll Tax Penalties & Interest	(15,766)	(168,519)	(66,190)	(206,469)	(822,326)
Total Other Income (Expense)	239,722	2,116,650	(2,022,581)	19,451,834	(23,298,852)

Income (Loss) before Income Taxes	(731,104)	(148,899)	(4,198,797)	13,362,019	(68,224,093)

Income Taxes	-	-	-	-	-

Net Income (Loss)	$(731,104)	$(148,899)	$(4,198,797)	$13,362,019	$(68,224,093)

Per Common Share

Income (Loss) per common share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$0.09	$(0.37)

Weighted average - basic and diluted	537,036,552	177,981,784	483,822,713	155,131,101	182,655,184

PHANTOM ENTERTATNMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders’ Deficiency
For the Period December 9, 2002 (Inception) to June 30, 2006

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total

Stock issued to founders ($0.0004 per share)	-	$-	58,189,728	$5,819	$12,703	$-	$(18,517)	$-	$5

Stock issued for cash ($0.12 per share)	-	-	4,423,012	442	526,261	-	-	-	526,703

Stock issued for services ($0.3775 per share)	-	-	2,957,376	296	1,112,709	-	-	-	1,113,005

Net loss for the period from December 9, 2002 (inception) to October 31, 2003	-	$-	-	$-	$-	$(2,270,129)	$-	$-	$(2,270,129)

Balance, October 31, 2003	-	-	65,570,116	6,557	1,651,673	(2,270,129)	(18,517)	-	(630,416)

Stock issued for cash ($0.28 per share)	-	-	2,169,148	217	612,172	-	(145,000)	-	467,389

Stock issued for signage rights ($0.3175 per share)	-	-	942,600	94	299,906	-	-	-	300,000

Stock issued for services ($0.3175 per share)	-	-	434,036	43	138,597	-	-	-	138,640

Net loss for the two months ended December 31, 2003	-	-	-	-	-	(674,945)	-	-	(674,945)

Balance, December 31, 2003 (Restated - Note 2)	-	$-	69,115,900	$6,911	$2,702,348	$(2,945,074)	$(163,517)	$-	$(399,332)

Recapitalization of Global Business Resources	-	-	16,156,000	1,615	(1,615)	-	-	-	-

Shares issued for cash ($0.25 per share)	-	-	6,650,000	665	1,661,835	-	-	-	1,662,500

Shares issued for cash ($0.257 per share)	-	-	-	-	-	-	141,000	-	141,000

Shares issued with note payable ($0.78 per share)	-	-	560,000	56	433,944	-	-	-	434,000

Shares issued for legal settlement ($1.475 per share)	-	-	66,668	7	98,328	-	-	-	98,335

Shares issued for services ($1.475 per share)	-	-	1,750,000	175	2,581,075	-	-	-	2,581,250

Shares issued with note payable ($1.47 per share)	-	-	7,500		11,025	-	-	-	11,025

PHANTOM ENTERTATNMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders’ Deficiency
For the Period December 9, 2002 (Inception) to June 30, 2006

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

PHANTOM ENTERTATNMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders’ Deficiency
For the Period December 9, 2002 (Inception) to June 30, 2006

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

PHANTOM ENTERTATNMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders’ Deficiency
For the Period December 9, 2002 (Inception) to June 30, 2006

Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total

Beneficial conversion of promissory notes at $0.10 per share	-	-	-	-	318,500	-	-	-	318,500

Fair value of warrants issued in conjunction with promissory notes ranging from $0.10 per share to $1.00 per share	-	-	-	-	295,000	-	-	-	295,000

Shares contributed in kind	-	-	(1,191,450)	(119)	119	-	-	-	-

Reclassification of warrants to derivative liability	-	-	-	-	(4,353,617)	-	-	-	(4,353,617)

Net loss, December 31, 2004	-	-	-	-	-	(70,726,202)	-	-	(70,726,202)

Balance, December 31, 2004 (Restated - Note 2)	-	$-	121,090,655	$12,109	$18,440,300	$(73,671,276)	$(22,517)	$-	$(55,241,384)

Shares issued to Director for services ($1.59 per share)	-	-	40,000	4	63,596	-	-	-	63,600

Shares issued to consultants for services ($0.87 per share)	-	-	125,179	13	108,916	-	-	-	108,929

Shares issued to convert note payable ($1.18 per share)	-	-	7,043,750	704	8,310,921	-	-	-	8,311,625

Shares issued to consultants for services ($0.54 per share)	-	-	1,200,000	120	647,880	-	-	-	648,000

Shares issued to convert note payable ($0.365 per share)	-	-	4,925,291	493	1,797,238	-	-	-	1,797,731

Shares issued to consultants for services ($0.32 per share)	-	-	1,722,453	172	558,675	-	-	(19,665)	539,182

Shares issued to employees ($0.25 per share)	-	-	225,000	22	56,228	-	-	-	56,250

Shares issued to convert note payable ($0.122 per share)	-	-	5,815,069	582	711,336	-	-	-	711,918

Shares issued to consultant for services ($0.32 per share)	-	-	100,000	10	31,990	-	-	-	32,000

Shares issued to Director for services ($0.34 per share)	-	-	800,000	80	271,920	-	-	-	272,000

PHANTOM ENTERTATNMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders’ Deficiency
For the Period December 9, 2002 (Inception) to June 30, 2006

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

PHANTOM ENTERTATNMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders’ Deficiency
For the Period December 9, 2002 (Inception) to June 30, 2006

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

PHANTOM ENTERTATNMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders’ Deficiency
For the Period December 9, 2002 (Inception) to June 30, 2006

Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total

Deferred Compensation	-	-	-	-		-	-	9,941	9,941

Shares issued to consultants for services ($0.10 per share)	-	-	500,000	50	49,950	-	-	(10,000)	40,000

Shares issued to consultants for services ($0.096 per share)	-	-	32,000	3	3,069	-	-	-	3,072

Shares issued to consultants for services ($0.084 per share)	-	-	22,000	2	1,849	-	-	-	1,851

Shares issued to consultants for services ($0.09 per share)	-	-	72,223	7	6,493	-	-	-	6,500

Shares issued to consultants for services ($0.086 per share)	-	-	50,000	5	4,297	-	-	-	4,302

Shares issued to satisfy vendor payable ($0.09 per share)	-	-	2,549,075	255	229,162	-	-	(52,631)	176,786

Shares issued to employees ($0.10 per share)	-	-	50,000	5	4,995	-	-	-	5,000

Shares issued to employees ($0.07 per share)	-	-	2,767,036	277	195,015	-	-	-	195,292

Shares issued to employees ($0.07 per share)	-	-	182,799	18	12,778	-	-	-	12,796

Shares issued to employees ($0.065 per share)	-	-	100,000	10	6,490	-	-	-	6,500

Shares issued to executives and director ($0.07 per share)	-	-	1,891,655	189	132,227	-	-	-	132,416

Shares issued to satisfy vendor payable ($0.08 per share)	-	-	368,375	37	29,433	-	-	-	29,470

Shares issued to consultants for services ($0.07 per share)	-	-	150,000	15	10,485	-	-	-	10,500

Shares issued to consultants for services ($0.08 per share)	-	-	492,940	49	39,386	-	-	-	39,435

Shares issued to consultants for services ($0.09 per share)	-	-	333,340	33	29,967	-	-	-	30,000

Shares issued to consultants for services ($0.075 per share)	-	-	86,667	9	6,491	-	-	-	6,500

Shares issued to consultants for services ($0.06 per share)	-	-	250,000	25	14,975	-	-	-	15,000

PHANTOM ENTERTATNMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders’ Deficiency
For the Period December 9, 2002 (Inception) to June 30, 2006

Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total

Shares issued to employee ($0.07 per share)	-	-	100,000	10	6,990	-	-	-	7,000

Shares issued to convert note payable ($0.05 per share)	-	-	2,096,623	210	104,621	-	-	-	104,831

Shares issued to consultants for services ($0.07 per share)	-	-	2,399,879	240	167,752	-	-	(140,000)	27,992

Shares issued to consultants for services ($0.09 per share)	-	-	62,500	6	5,619	-	-	-	5,625

Shares issued to consultants for services ($0.06 per share)	-	-	53,571	5	3,209	-	-	-	3,214

Shares issued to consultants for services ($0.07 per share)	-	-	750,000	75	52,425	-	-	-	52,500

Shares issued to employees ($0.07 per share)	-	-	2,600,000	260	181,740	-	-	-	182,000

Shares issued to director ($0.07 per share)	-	-	5,000,000	500	349,500	-	-	-	350,000

Shares issued to executive ($0.07 per share)	-	-	10,000,000	1,000	699,000	-	-	-	700,000

Shares issued to convert accrued interest on note payable ($0.054 per share)	-	-	7,114,667	711	383,481	-	-	-	384,192

Shares issued to consultants for services ($0.06 per share)	-	-	250,000	25	14,975	-	-	-	15,000

Shares issued to consultants for services ($0.05 per share)	-	-	1,629,027	163	81,288	-	-	(27,505)	53,946

Shares issued to satisfy vendor payable ($0.049 per share)	-	-	6,361,113	636	311,059	-	-	-	311,695

Shares issued to convert notes payable ($0.0472 per share)	-	-	12,882,049	1,288	617,479	-	-	-	618,767

Loss on conversion of notes payable	-	-			14,169	-	-	-	14,169

Shares issued to convert note payable ($0.045 per share)	-	-	3,385,259	339	151,998	-	-	-	152,337

PHANTOM ENTERTATNMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders’ Deficiency
For the Period December 9, 2002 (Inception) to June 30, 2006

Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total

Loss on conversion of note payable	-	-	-	-	16,926	-	-	-	16,926

Shares issued to employees ($0.055 per share)	-	-	5,415,729	542	297,323	-	-	(85,758)	212,107

Shares issued to employees ($0.05 per share)	-	-	3,045,708	305	151,981	-	-	(44,648)	107,638

Shares issued to employees ($0.045 per share)	-	-	3,977,894	398	178,607	-	-	(50,058)	128,947

Deferred Compensation	-	-	-	-	-	-	-	9,724	9,724

Shares issued to consultants for services ($0.032 per share)	-	-	264,822	26	8,448	-	-	-	8,474

Shares issued to consultants for services ($0.029 per share)	-	-	500,000	50	14,450	-	-	-	14,500

Shares issued to consultants for services ($0.020 per share)	-	-	1,536,850	154	30,583	-	-	-	30,737

Shares issued to convert note payable ($.029 per share)	-	-	7,246,455	725	199,459	-	-	-	200,184

Loss on conversion of note	-	-	-	-	9,964	-	-	-	9,964

Shares issued to employees ($0.025 per share)	-	-	15,299,873	1,530	380,967	-	-	(112,695)	269,802

Shares issued to employees ($0.028 per share)	-	-	699,780	70	19,524	-	-	-	19,594

Shares issued to consultants for services ($0.022 per share)	-	-	2,247,956	225	49,230	-	-	-	49,455

Shares issued to consultants for services ($0.024 per share)	-	-	1,000,000	100	23,900	-	-	-	24,000

Shares issued to consultants for services ($0.021 per share)	-	-	6,380,900	638	133,361	-	-	(91,165)	42,834

Shares issued to consultants for services ($0.015 per share)	-	-	2,000,000	200	29,800	-	-	-	30,000

Shares issued to employees ($0.022 per share)	-	-	1,134,261	113	24,840	-	-	(5,328)	19,625

Shares issued to satisfy vendor payable ($0.022 per share)	-	-	5,071,175	507	111,059	-	-	-	111,566

PHANTOM ENTERTATNMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders’ Deficiency
For the Period December 9, 2002 (Inception) to June 30, 2006

Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total

Shares issued to satisfy vendor payable ($0.022 per share)	-	-	1,134,775	114	24,851	-	-	-	24,965

Shares issued to convert notes payable & accrued interest ($0.015 per share)	-	-	7,948,856	795	104,925	-	-	-	105,720

Loss on conversion of notes payable	-	-	-	-	13,513	-	-	-	13,513

Shares issued to consultants for services ($0.02 per share)	-	-	10,694,577	1,069	212,823	-	-	(188,510)	25,382

Shares issued to employees ($0.02 per share)	-	-	30,342,931	3,034	592,570	-	-	(176,513)	419,091

Shares issued to convert notes payable ($0.017)	-	-	16,000,000	1,600	79,141	-	-	-	80,741

Deferred compensation	-	-	-	-	-	-	-	503,260	503,260

Fair value of derivatives upon note payable conversions	-	-	-	-	280,492	-	-	-	280,492

Net loss, December 31, 2005	-	-	-	-	-	9,645,980	-	-	9,645,980

BALANCE, December 31, 2005 (Restated - Note 2)	-	$-	399,823,667	$39,982	$48,344,422	$(64,025,296)	$(22,517)	$(481,551)	$(16,144,960)

Shares issued to consultants for services ($0.0167 per share)	-	-	510,992	51	8,482	-	-	-	8,533

Shares issued to consultants for services ($0.021 per share)	-	-	2,789,474	279	58,299	-	-	-	58,578

Shares issued to convert note payable & accrued interest ($0.015 per share)	-	-	2,900,000	290	28,143	-	-	-	28,433

Loss on conversion of notes payable	-	-	-	-	13,327	-	-	-	13,327

Shares issued to employees ($0.019 per share)	-	-	7,030,932	703	132,885	-	-	-	133,588

Shares issued to consultants for services ($0.018 per share)	-	-	6,327,718	633	113,265	-	-	-	113,898

Shares issued to employees ($0.018 per share)	-	-	5,862,640	586	104,638	-	-	-	105,224

Shares issued for services ($0.0145 per share)	-	-	372,414	37	5,363	-	-	-	5,400

PHANTOM ENTERTATNMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders’ Deficiency
For the Period December 9, 2002 (Inception) to June 30, 2006

Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total

Shares issued to consultants for services ($0.0235 per share)	-	-	255,319	26	5,974	-	-	-	6,000

Shares issued to consultants for services ($0.02 per share)	-	-	646,552	65	12,866	-	-	-	12,931

Shares issued to consultants for services ($0.0197 per share)	-	-	4,060,913	406	79,594	-	-	-	80,000

Shares issued to consultants for services ($0.0203 per share)	-	-	1,724,138	172	34,828	-	-	-	35,000

Shares issued to satisfy vendor payable ($0.024 per share)	-	-	2,195,905	220	52,482	-	-	-	52,702

Shares issued to convert note payable ($.019 per share)	-	-	1,636,330	164	34,155	-	-	-	34,319

Gain on conversion of note	-	-	-	-	(3,229)	-	-	-	(3,229)

Shares issued for services ($0.0185 per share)	-	-	243,243	24	4,476	-	-	-	4,500

Shares issued to employees ($0.0235 per share)	-	-	9,600,625	960	224,829	-	-	-	225,789

Shares issued to employees ($0.0197 per share)	-	-	5,219,112	522	102,295	-	-	-	102,817

Shares issued to convert notes payable & accrued interest ($0.0215 per share)	-	-	40,000,000	4,000	632,826	-	-	-	636,826

Loss on conversion of notes payable	-	-	-	-	223,174	-	-	-	223,174

Shares issued to convert notes payable & accrued interest ($0.07654 per share)	-	-	19,999,999	2,000	117,059	-	-	-	119,059

Fair value of derivatives upon note payable conversions	-	-	-	-	326,627	-	-	-	326,627

Shares issued to consultants for services ($0.0196 per share)	-	-	589,051	59	11,474	-	-	-	11,533

Shares issued to convert note payable & accrued interest ($0.0085 per share)	-	-	15,000,000	1,500	121,664	-	-	-	123,164

Fair value of derivatives upon note payable conversions	-	-	-	-	149,723	-	-	-	149,723

PHANTOM ENTERTATNMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders’ Deficiency
For the Period December 9, 2002 (Inception) to June 30, 2006

Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total

Shares issued to convert note payable & accrued interest ($0.0085 per share)	-	-	15,000,000	1,500	129,803	-	-	-	131,303

Fair value of derivatives upon note payable conversions	-	-	-	-	138,480	-	-	-	138,480

Shares issued to consultants for services ($0.0120 per share)	-	-	1,853,497	185	21,965	-	-	-	22,150

Shares issued to satisfy vendor payable ($0.0125 per share)	-	-	30,000,000	3,000	372,000	-	-	-	375,000

Shares issued to employees ($0.0140 per share)	-	-	6,830,929	683	94,950	-	-	-	95,633

Deferred compensation	-	-	-	-	-	-	-	176,145	176,145

Net loss for the Six Months Ended June 30, 2006	-	-	-	-	-	(4,198,797)	-	-	(4,198,797)

BALANCE, June 30, 2006	-	$-	580,473,450	$58,047	$51,696,839	$(68,224,093)	$(22,517)	(305,406)	$(16,797,130)

PHANTOM ENTERTATNMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Cash Flows
(Unaudited)

	For the Six Months Ended June 30, 2006 (Consolidated)	For the Six Months Ended June 30, 2005 (Consolidated)	For the Period from December 9, 2002 (Inception) to June 30, 2006
		Restated - Note 2
Cash Flows from Operating Activities:
Net loss	$(4,198,797)	$13,362,019	$(68,224,093)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	114,426	382,895
Impairment of assets	-	-	854,389
Loss on disposal of assets	-	2,479	5,459
Common stock issued for services	534,671	2,700,015	14,732,192
Common Stock issued to employees	663,049	844,586	5,527,048
Common stock issued for legal settlements	-	(175,900)	-
Common stock issued for interest	193,725	777,915	4,164,770
Common stock issued for loan guarantee	-	-	832,000
Common stock issued for vendor settlement	427,702	293,439	1,448,055
(Gain)/Loss on vendor settlement	-	22,724	(27,367)
Loss on conversion of notes payable	295,509	10,617,075	10,967,156
Legal fees on conversion of notes payable	10,965	-	51,096
Legal fees on vendor settlement	-	-	28,483
Amortization of interest expense	7,371	2,488,470	5,782,271
(Gain) Loss on Derivatives	971,429	(33,773,452)	(852,380)
Changes in operating assets and liabilities:
Decrease (increase) in current assets:
Prepaid expenses and other receivables	(20,262)	11,533	(27,333)
Deferred costs	(40,133)	-	(40,133)
Deposits	-	190	-
Increase (decrease) in current liabilities:
Accounts payable	275,193	(836,132)	4,114,467
Due to developers	-	(120,000)	845,000
Deposits-prepaid warrants	285,000	-	285,000
Accrued interest	325,891	181,676	1,172,028
Other accrued expense	12,281	(87,538)	18,787
Accrued payroll and payroll taxes	119,642	684,993	2,483,847
Net Cash Used in Operating Activities	(136,764)	(2,891,482)	(15,476,363)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	-	(960,157)
Sale of property and equipment	-	4,570	17,415
Increase in restricted cash	-	894,910	-
Net Cash Used in Investing Activities	-	899,480	(942,742)

Cash Flows from Financing Activities:
Repayments of notes payable	-	-	(1,075,000)
Proceeds from stockholder	-	-	4,940
Payments to stockholder	-	-	(4,940)
Proceeds from sale of common stock, net	63,952	595,400	9,591,099
Promissory note	102,092	1,482,600	7,932,889
Net Cash Provided by Financing Activities	166,044	2,078,000	16,448,988

NET INCREASE (DECREASE) IN CASH	29,280	85,998	29,883

CASH AT BEGINNING OF PERIOD	603	4,102	-

CASH AT END OF PERIOD	$29,883	$90,100	$29,883

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$255	$18,750	$534,093

 PHANTOM ENTERTATNMENT INC. AND SUBSIDARY
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

In January 2006 we adjusted our business plan to primarily focus on developing and seeking to commercialize the Phantom Lapboard, a wireless, rotating custom keyboard/turntable with integrated mousepad. With adequate financing, we intend to launch the Phantom Lapboard in 2006 for sale directly through our Internet website. The Phantom Lapboard is designed with a pc gamer in mind, and is intended to transform the way gamers think about computer keyboards. Depending on the success rate for sales and associated revenue of the Phantom Lapboard during the introductory period of three to six months, we may seek to develop and commercialize the Phantom Game Service. We still retain assets with respect to the Phantom Game Service and when various milestones for the manufacturing of the Phantom Lapboard are completed we may shift more of our focus to the Phantom Game Service.

On July 13, 2006, we held a Special Meeting of Stockholders wherein the Infinium Labs, Inc. changed its name to Phantom Entertainment, Inc. Due to the change in the Company’s name, its CUSIP number, as assigned by the CUSIP Service Bureau, changed as did its trading symbol, as assigned by NASDAQ.

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

(C) Consolidation

The accompanying June 30, 2006 and 2005 consolidated financial statements include the accounts of Phantom Entertainment, Inc. and its wholly owned subsidiary, Infinium Labs Operating Corporation. Intercompany transactions and balances have been eliminated in consolidation.

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

 PHANTOM ENTERTATNMENT INC. AND SUBSIDARY
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

(G) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by statement of Financial Accounting Standards “SFAS” No. 128, “Earnings per Share.” For the three months ended June 30, 2006, the three months ended June 30, 2005, the six months ended June 30, 2006, the six months ended June 30, 2005 and the period from December 9, 2002 (Inception) to June 30, 2006, the effect of common share equivalents was anti-dilutive and not included in the calculation of diluted net loss per common share.

(H) Advertising

Advertising costs are expensed either in the periods in which those costs are incurred or the first time the advertising takes place. For the three months ended June 30, 2006, the three months ended June 30, 2005, the six months ended June 30, 2006, the six months ended June 30, 2005 and the period from December 9, 2002 (Inception) to June 30, 2006, the Company incurred advertising costs of $9,515, $94,211, $9,515, $227,180 and $2,002,402, respectively.

(I) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(J) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.

 PHANTOM ENTERTATNMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

(K) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At June 30, 2006, the Company had no cash in excess of FDIC insurance limits.

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

(O) Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections.  This Statement replaces APB Opinion No,. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  SFAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle.  This Statement is effective in fiscal years beginning after December 15, 2005.

SFAS 155, “Accounting for Certain Hybrid Financial Instruments” and SFAS 156, “Accounting for Servicing of Financial Assets” were recently issued. SFAS 155 and 156 have no current applicability to the Company and have no effect on the financial statements.

(P) Derivative Liabilities

The Company accounts for its embedded conversion features and freestanding warrants pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, which require a periodic valuation of their fair value and a corresponding recognition of liabilities associated with such derivatives. The recognition of derivative liabilities related to the issuance of shares of common stock is applied first to the proceeds of such issuance, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as other expense in the accompanying consolidated financial statements. The recognition of derivative liabilities related to the issuance of convertible debt is applied first to the proceeds of such issuance as a debt discount, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as other expense in the accompanying consolidated financial statements. Any subsequent increase or decrease in the fair value of the derivative liabilities is recognized as other expense or other income, respectively.

 PHANTOM ENTERTATNMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 2 RESTATEMENT OF FINANCIAL STATEMENTS

Notes (A)-(E) relate to restated expenses and liabilities of prior periods but are included in these financial statements as comparative periods to the current period.

(A) Penalties and Interest on Payroll Tax Liabilities

The Company determined that penalties and interest were applicable to unpaid payroll tax liabilities recorded during the three months ended June 30, 2005. The Company also determined that interest was applicable to unpaid payroll tax liabilities recorded for the two months ended December 31, 2003, the year ended December 31, 2004 and the three months ended March 31, 2005. The Company has included these penalties and interest in the restated expenses and liabilities at June 30, 2005. These restated amounts are reflected in the comparative expenses and related liabilities included with the reporting for the period ending June 30, 2006,

(B) Executive Compensation

The Company determined that it failed to accrue for executive compensation during the three months ended June 30, 2005. The Company has included this accrued compensation in the restated expenses and related liabilities at June 30, 2005. . These restated amounts are reflected in the comparative expenses and related liabilities included with the reporting for the period ending June 30, 2006,

(C) Penalty Interest on Notes Payable

The Company determined that it failed to record penalty interest pertaining to the breach of a contractual registration commitment specified in notes payable. The Company has included this penalty interest in the restated expenses and related liabilities at June 30, 2005. These restated amounts are reflected in the comparative expenses and related liabilities included with the reporting for the period ending June 30, 2006,

(D) Derivatives and Corresponding Liability

The Company determined that it failed to account for its embedded conversion features and freestanding warrants pursuant to: SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, which require a periodic valuation of their fair value and a corresponding recognition of liabilities associated with such derivatives. This failure occurred for the year ended December 31, 2004, the year ended December 31, 2005 (including the three months ended June 30, 2005) and the three months ended March 31, 2006. These restated amounts are reflected in the comparative expenses and related liabilities included with the reporting for the period ending June 30, 2006,

(E)  Discount on Note Payable

The Company determined that it failed to record the applicable amortization of the discount on a note payable for the three months and six months ended June 30, 2005 related to warrants issued during the three months ended March 31, 2005. The Company has included this discount and the amortization of the discount in the restated expenses and related liabilities at June 30, 2005. These restated amounts are reflected in the comparative expenses and related liabilities included with the reporting for the period ending June 30, 2006,

 PHANTOM ENTERTATNMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

A summary of significant effects of the restatements are as follows:

	Three Months Ended June 30, 2005 (As Previously Reported)	Amount of Change	Three Months June 30, 2005 Ended (As Restated)
Statement of Operations

Salary expense	$1,183,465	$(50,250)	$1,133,215
General and administrative	927,950	(586,131)	341,819
Total Operating Expenses	2,895,355	(629,806)	2,265,549
Net loss from operations	(2,895,355)	629,806	(2,265,549)
IRS penalty and interest expense	0	(168,519)	(168,519)
Derivative income	0	5,940,910	5,940,910
Interest expense	(1,150,831)	(339,177)	(1,490,008)
Total Other Income (Expense)	(3,316,564)	5,433,214	2,116,650
Net (loss)	(6,211,919)	6,063,020	(148,899)
(Loss) per common share - basic and diluted	$(0.03)	$0.03	$(0.00)

	December 31, 2005 (As Previously Reported)	Amount of Change	December 31, 2005 (As Restated)
Balance Sheet

Derivatives	$0	4,179,316	$4,179,316
Total current liabilities	11,973,318	4,179,316	16,152,634
Additional paid-in capital	55,077,909	(6,733,487)	48,344,422
Accumulated deficit during development stage	(66,579,467)	2,554,171	(64,025,296)
Total Stockholders’ Deficiency	$(11,965,644)	$(4,179,316)	$(16,144,960)

NOTE 3 INTANGIBLE ASSETS

During 2003, the Company entered into an agreement for the signage rights to a building located in Sarasota, Florida. The agreement called for the Company to issue 942,600 shares of common stock in exchange for signage rights beginning April 1, 2004 through May 31, 2009. The shares were valued at the recent cash offering price aggregating $300,000. The Company will amortize the cost over the life of the agreement. As of December 31, 2005, the Company had amortized $96,651 of expense of the signage rights. The remaining value of $203,049 was impaired in December 2005 as a result of the Company’s decision to close the Sarasota, Florida office. On June 30, 2006, the Company relinquished its signage rights, if any, as part of a settlement agreement with the landlord.

 PHANTOM ENTERTATNMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 4 PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

June 30, 2006

Office equipment	$77,190
Computer equipment	340,170
Computer software	357,922
Office furniture	110,686
Leasehold improvements	36,914
922,882
Less accumulated depreciation	(278,295)
Less impairment	(654,897)
Property & Equipment, Net	$-

Depreciation expense during the three months ended June 30, 2006, the three months ended June 30, 2005, the six months ended June 30, 2006, the six months ended June 30, 2005 and the period from December 9, 2002 (Inception) to June 30, 2006 was $0, $42,952, $0, $85,438 and $286,765, respectively. During 2005 and 2004, the Company recognized impairment of property and equipment of $298,741 and 352,299 respectively due to the restructuring of the offices in Seattle, Washington and Sarasota, Florida.

NOTE 5 NOTES PAYABLE

(A) Notes Issued

During 2003, the Company received $275,000, net of offering costs of $25,000 in the form of a 20% secured convertible debenture that matures on February 28, 2004 and is guaranteed by the Company's Chairman. The maximum borrowings available under the debenture agreement are $750,000. The debenture is secured by all of the Company's assets and is convertible in its entirety at the option of the holder into the Company's common stock at a conversion price of $1.00. There was no beneficial conversion recognized on the issuance of the convertible notes payable as the conversion price was equal to recent cash offering price. During February 2004, the entire convertible note was repaid with cash of $275,000. At June 30, 2006, the outstanding balance on the convertible debenture was $0.

During 2003, the Company entered into a $100,000 convertible note payable in full settlement of a lawsuit. The note is non-interest bearing and was due August 11, 2004. The note is convertible at the option of the note holder at any time at the current trading price of the Company's common stock. During February 2004, the entire convertible note was repaid with cash of $100,000. At June 30, 2006, the balance on the note payable was $0.

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

On February 27, 2004, the Company borrowed $500,000 under a 12% secured subordinated debenture for a maximum term of 12 months This note was settled on May 16, 2005 via a Settlement Agreement which converted the entire amount of the note into common stock at a per share price of $0.14. The Company recognized a loss on the conversion of $265,500.

 PHANTOM ENTERTATNMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

On April 7, 2004, the Company borrowed $500,000 under a 15% promissory note which was initially payable on December 15, 2004 and subsequently became payable on March 31, 2005 per a conversion option agreement dated November 10, 2004 that entitles the note holder to convert the amount of the note into shares of stock at a per share price of $0.10; the conversion option was treated as a $216,000 discount to the debenture and the discount was amortized over the life of the conversion option agreement. In addition, the note holder is entitled to a Stock Purchase Warrant for 200% of the number of shares obtained in the conversion at a warrant exercise price of $0.10. As additional consideration, the Company issued to the holder 200,000 shares of common stock having a fair value of $284,000. The shares were treated as a discount to the note and the discount is being amortized over the life of the note. The note is secured with the assets of the Company. On March 22, 2005, the note was paid in full via a Conversion Agreement which converted the entire amount of the note into common stock at a per share price of $0.10. The Company recognized a loss on the conversion of interest for $130,411.

On May 7, 2004, the Company borrowed $100,000 under a 15% promissory note. As additional consideration, the Company issued the holder 40,000 shares of common stock having a fair value of $55,200. The shares were treated as a discount to the note and the discount is being amortized over the life of the note. The note was fully paid off as of June 30, 2006.

On May 7, 2004, the Company borrowed $250,000 under a 15% promissory note which was initially payable on September 15, 2004 and was extended to April 30, 2005 per a conversion option agreement dated November 10, 2004 that entitles the note holder to convert the amount of the note into shares of stock at a per share price of $0.10; the conversion option was treated as a $102,500 discount to the debenture and the discount was amortized over the life of the conversion option agreement. In addition, the note holder is entitled to a Stock Purchase Warrant for 200% of the number of shares obtained in the conversion at a warrant exercise price of $0.10. As additional consideration, the Company issued to the holder 100,000 shares of common stock having a fair value of $147,500. The shares were treated as a discount to the note and the discount is being amortized over the life of the note. The note was secured with the assets of the Company. On May 7, 2005, the note was paid in full via a Conversion Agreement which converted the entire amount of the note into common stock at a per share price of $0.10. The Company recognized a loss on the conversion of $69,863 as related to the conversion of interest.

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

On June 4, 2004, the Company borrowed $825,000 under a 15% secured convertible promissory note, which was initially due no later than June 3, 2005 but the note was amended to be payable no later than January 15, 2005. As additional consideration, the Company issued the holder 511,000 shares of common stock having a fair value of $753,725. The shares were treated as a discount to the note and the discount is being amortized over the life of the note. The entire amount of the note was convertible into shares of common stock at a price of $0.75 per share and the Company recognized beneficial conversion on the promissory note of $71,275. The beneficial conversion was treated as a discount to the note and the discount is being amortized over the life of the note. The note is secured with the assets of the Company. On February 11, 2005, the note was settled via a Settlement Agreement which converted the entire amount of the note into common stock at a per share price of $0.215. The Company recognized a loss on the settlement of $738,794.

 PHANTOM ENTERTATNMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

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

On July 28, 2004, the Company borrowed $500,000 under a 15% promissory note which is payable on July 28, 2005. As consideration for the personal guaranty of note by Richard Angelotti, a Director, the Company issued the Director 800,000 shares of common stock having a fair value of $832,000. On November 1, 2005 the note and unpaid interest was assigned to a Director. On December 9, 2005 the note was amended to include accrued interest of $60,437 with simple interest due December 31, 2006. The principal and accrued interest on this note as of June 30, 2006 was $616,949. On August 4, 2006, the entire amount of the note and accrued interest was converted at a per share price of $0.015. On August 4, 2006 the Company issued 41,659,182 shares of common stock with a fair value of $624,888 ($0.015 per share) to convert the notes and accrued interest. The Company recognized no gain or loss on the conversion.

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

On October 20, 2004, the Company entered into a Bridge Loan Agreement with Hazinu Ltd. pursuant to which the Lender advanced the principal amount of $300,000 to the Company on October 21, 2004 in exchange for (i) a 10% secured promissory note in such principal amount, (ii) 500,000 shares of our common stock, and (iii) warrants to purchase 500,000 shares of our common stock at an exercise price of $0.50 per share. The value of the shares and warrants of $152,500 and $147,500, respectively were treated as a discount to the note and the discount is being amortized over the life of the note. The note was due December 31, 2004 and during December 2004, the entire note was repaid with cash. At June 30, 2006, the outstanding balance on the convertible debenture was $0.

On October 27, 2004, the Company entered into a Bridge Loan Agreement with JM Investors, LLC, Fenmore Holdings, LLC, Viscount Investments Limited and Congregation Mishkan Sholom pursuant to which the Lenders advanced an aggregate principal amount of $300,000 to the Company on October 28, 2004 in exchange for (i) 10% secured promissory notes in such aggregate principal amount, (ii) 500,000 shares of our common stock and (iii) warrants to purchase an aggregate of 500,000 shares of our common stock at an exercise price of $0.50 per share. The value of the shares and warrants of $152,500 and $147,500, respectively were treated as a discount to the note and the discount is being amortized over the life of the note. The note was due December 31, 2004 and during December 2004, the entire note was repaid with cash. At June 30, 2006, the outstanding balance on the convertible debenture was $0.

On December 13, 2004, the Company entered into a Bridge Loan Agreement with 15 various entities pursuant to which the Lenders advanced an aggregate principal amount of $1,160,000 to the Company on December 16, 2004 in exchange for (i) 8% secured promissory notes in such aggregate principal amount, (ii) 250,000 shares of our common stock and (iii) warrants to purchase an aggregate of 16,312,461 shares of our common stock at exercise prices ranging from $0.10 to $1.00 per share. The value of the shares and warrants of $60,000 and $1,100,000, respectively were treated as a discount to the note and the discount is being amortized over the life of the note. The debentures are convertible into shares of common stock. The conversion price of the debentures is seventy-five percent of the lowest closing price during the five trading days ending on the trading day before the conversion date; provided, however, that in no event will such price be more than $0.10. On October 10, 2005 $20,000 of the note and $1,183 of accrued interest was converted through a settlement at a per share price of $0.029. The Company recognized a loss on the conversion of $1,300. On December 30, 2005 $59,074 of the note was converted per the conversion terms of the note at a per share price of $0.004875 and $0.005650. No gain or loss was recognized by the Company on the conversion. On March 8, 2006 $84,021 of the note and $8,232 of accrued interest was converted per the conversion terms of the note at per share prices of $0.004875, $0.00565, $0.0114825, and $0.013022. No gain or loss was recognized on the conversion. On April 10, 2006 $89,648 of the note and $1,646 of accrued interest was converted per the conversion terms of the note at per share prices of $0.004875, $0.00565, $0.0114825, and $0.013022. No gain or loss was recognized on the conversion. On May 10, 2006 $90,338 of the note and $4,269 of interest was converted per the conversion terms of the note at per share prices of $0.004875, $0.0114825, and $0.013022 . No gain or loss was recognized by the Company on the conversion. The note was due December 16, 2005 and is currently in default and accruing default interest at the rate of 18%. At June 30, 2006, the outstanding balance on the convertible note was $1,410,988.

 PHANTOM ENTERTATNMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

On December 28, 2004, the Company entered into a Bridge Loan Agreement with 14 various entities pursuant to which the Lenders advanced an aggregate principal amount of $1,000,000 to the Company on January 6, 2005 in exchange for (i) 8% secured promissory notes in such aggregate principal amount, (ii) 500,000 shares of our common stock and (iii) warrants to purchase an aggregate of 4,4687,485 shares of our common stock at an exercise price of $0.10 per share. The value of the shares and warrants of $370,000 and $630,000, respectively were treated as a discount to the note and the discount is being amortized over the life of the note. The debentures are convertible into shares of common stock. The conversion price of the debentures is seventy-five percent of the lowest closing price during the five trading days ending on the trading day before the conversion date; provided, however, that in no event will such price be more than $0.10. On October 10, 2005 $137,500 of the note and $8,875 of accrued interest was converted through a settlement at a per share price of $0.029. The Company recognized a loss on the conversion of $8,664. On December 30, 2005 $21,667 of the note was converted per the conversion terms of the note at a per share price of $0.004875. No gain or loss was recognized by the Company on the conversion. On March 8, 2006 $26,806 of the note was converted per the conversion terms of the note at per share prices of $0.004875, $0.00565, $0.0114825, and $0.013022. No gain or loss was recognized on the conversion. On April 10, 2006 $31,870 of the note was converted per the conversion terms of the note at per share prices of $0.004875, $0.00565, $0.0114825, and $0.013022. No gain or loss was recognized on the conversion. On May 10, 2006 $36,396 of the note was converted per the conversion terms of the note at per share prices of $0.004875, $0.0114825, and $0.013022 . No gain or loss was recognized by the Company on the conversion. The note was due December 28, 2005 and is currently in default and accruing default interest at the rate of 18%.. At June 30, 2006, the outstanding balance on the convertible note was $1,217,275.

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

On January 31, 2005, the Company borrowed $175,000 under a 15% convertible promissory note, which is payable no later than May 10, 2005. The note is convertible into 1,000,000 million shares of common stock and the Company recognized beneficial conversion on the promissory note of $175,000. The beneficial conversion was treated as a discount to the note and the discount is being amortized over the life of the note. In addition, the note holder is entitled to a Stock Purchase Warrant for 200,000 shares of common stock at a warrant exercise price of $0.10 per share. On June 10, 2005, the entire amount of the note was converted at a per share price of $0.10. The Company recognized a loss on the conversion of $3,416 as related to the conversion of interest.

On January 31, 2005, the Company borrowed $100,000 under a 15% convertible promissory note, which is payable no later than May 10, 2005. The note is convertible into 1,000,000 million shares of common stock and the Company recognized beneficial conversion on the promissory note of $100,000. The beneficial conversion was treated as a discount to the note and the discount was amortized over the life of the note. In addition, the note holder is entitled to a Stock Purchase Warrant for 200,000 shares of common stock at a warrant exercise price of $0.10 per share. On June 10, 2005, the entire amount of the note was converted at a per share price of $0.10. The Company recognized a loss on the conversion of $3,309 as related to the conversion of interest.

On February 3, 2005, the Company borrowed $100,000 under a 15% convertible promissory note, which is payable no later than May 10, 2005. The note is convertible into 1,000,000 million shares of common stock and the Company recognized beneficial conversion on the promissory note of $100,000. The beneficial conversion was treated as a discount to the note and the discount was amortized over the life of the note. In addition, the note holder is entitled to a Stock Purchase Warrant for 100,000 shares of common stock at a warrant exercise price of $0.10 per share. On June 10, 2005, the entire amount of the note was converted at a per share price of $0.10. The Company recognized a loss on the conversion of $3,272 as related to the conversion of interest.

On March 9, 2005, the Company borrowed $400,000 under a 10% promissory note, which was payable no later than May 9, 2005. This note was settled on June 13, 2005 via a Settlement Agreement which converted the entire amount of the note into common stock at a per share price of $0.11. The Company recognized no gain or loss on the conversion.

On March 21, 2005, the Company borrowed $200,000 under a 17% promissory note, which was payable no later than May 20, 2005. As additional consideration, the note holder is entitled to an increase in the note holder’s previously existing Stock Purchase Warrant coverage from 150% to 200% of the number of shares obtained in the conversion at a warrant exercise price of $0.10 related to the note holder’s notes dated April 7, 2005 and May 7, 2005. The increased warrant coverage was treated as a $200,000 discount to the debenture and the discount is being amortized over the life of the note. This note was settled on June 10, 2005 via a Conversion Agreement which converted the entire amount of the note into common stock at a per share price of $0.10. The Company recognized a loss on the conversion of $62,263 as related to the conversion of interest.  In conjunction with the conversion, the Company issued 6,226,359 warrants at an exercise price of $0.10 per share.

 PHANTOM ENTERTATNMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

On April 7, 2005, the Company borrowed $300,000 under a 12% promissory note, which was payable no later than August 5, 2005. On September 15, 2005, the entire amount of the note was settled pursuant to 3(a)(10) of the Securities Act of 1933 at a per share price of $0.05. The Company recognized a loss on the conversion of $13,277.

On April 29, 2005, the Company borrowed $200,000 under a 17% convertible promissory note, which was payable no later than July 28, 2005. The entire amount of the note was convertible into shares of common stock at a price of $0.10 per share. The beneficial conversion was treated as a $200,000 discount to the note and the discount was amortized over the life of the note. On September 15, 2005, the entire amount of the note was settled pursuant to 3(a)(10) of the Securities Act of 1933 at a per share price of $0.05. The Company recognized a loss on the conversion of $12,693.

On June 13, 2005, the Company borrowed $68,000 under a 17% convertible promissory note, which was payable no later than August 12, 2005. The entire amount of the note was convertible into shares of common stock at a price of $0.10 per share. The beneficial conversion was treated as a $20,400 discount to the note and the discount was amortized over the life of the note. On September 15, 2005, the entire amount of the note was settled pursuant to 3(a)(10) of the Securities Act of 1933 at a per share price of $0.05. The Company recognized a loss on the conversion of $4,315.

On June 30, 2005, the Company borrowed $100,000 under a 17% promissory note, which is unsecured and was payable no later than September 28, 2005. On August 11, 2005, the entire amount of the note was settled pursuant to 3(a)(10) of the Securities Act of 1933 at a per share price of $0.05. The Company recognized no gain or loss on the conversion.

On September 7, 2005, the Company borrowed $50,000 under a 15% promissory note, which is unsecured and was payable no later than November 7, 2005. On November 16, 2005, the entire amount of the note was settled pursuant to 3(a)(10) of the Securities Act of 1933 at a per share price of $0.015. The Company recognized a loss on the conversion of $6,757.

On September 7, 2005, the Company borrowed $50,000 under a 15% promissory note, which is unsecured and was payable no later than November 7, 2005. On November 16, 2005, the entire amount of the note was settled pursuant to 3(a)(10) of the Securities Act of 1933 at a per share price of $0.015. The Company recognized a loss on the conversion of $6,757.

On September 13, 2005, the Company borrowed $40,000 under a 15% promissory note, which is unsecured and was payable no later than November 13, 2005. On March 29, 2006, the entire amount of the note was settled pursuant to 3(a)(10) of the Securities Act of 1933 at a per share price of $0.019. The Company recognized a gain on the conversion of $3,229.

On September 19, 2005, the Company borrowed $100,000 under a 15% promissory note, which is unsecured and is payable no later than November 19, 2005. The note and interest are currently in default. At June 30, 2006, the outstanding balance on the note was $113,546. On July 28, 2006, the entire amount of the note and accrued interest was settled pursuant to 3(a)(10) of the Securities Act of 1933 at a per share price of $0.0145. A loss of $9,662 was recognized.

On November 1, 2005, the Company borrowed $15,000 under a 15% promissory note, which is unsecured and is payable no later than January 1, 2006. The interest is currently in default. At June 30, 2006, the outstanding balance on the note was $16,715. On July 28, 2006, the entire amount of the note and accrued interest was settled pursuant to 3(a)(10) of the Securities Act of 1933 at a per share price of $0.0145. A loss of $1,449 was recognized.

On November 7, 2005, the Company borrowed $25,000 under a 15% promissory note, which is unsecured and is payable no later than December 6, 2005. On January 23, 2006, the entire amount of the note was settled pursuant to 3(a)(10) of the Securities Act of 1933 at a per share price of $0.0144. The Company recognized a loss on the conversion of $13,327.

 PHANTOM ENTERTATNMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

On December 1, 2005, the Company borrowed $10,000 under a 15% promissory note, which is unsecured and is payable no later than December 1, 2006. Interest is payable upon maturity. At June 30, 2006, the outstanding balance on the note was $10,871. On August 4, 2006, the entire amount of the note and accrued interest was converted at a per share price of $0.015. The Company recognized no gain or loss on the conversion.

On January 1, 2006, the Company converted to a promissory note $91,775, issued to Timothy Roberts, a Director, of related unpaid expense reimbursements incurred while Mr. Roberts was employed as a full-time employee. The note is unsecured and bears an 8% rate of interest. At June 30, 2006, the outstanding balance on the note was $95,416.

On January 25, 2006, the Company borrowed $50,000 under a three year 5.25% unsecured promissory note with 5,000,000 warrants attached at an exercise price of $1.09. Pursuant to the SEC’s request, the associated registration statement was withdrawn on May 23, 2006. Accordingly, we were unable to obtain an effective registration and, as of June 23, 2006, were in default under the terms of the note. The note holder has accelerated the note, including a $15,000 penalty, which are due immediately. The note holder has also requested repayment for prepaid warrants of $285,000, but the Company disputes the associated claims with respect to these funds. At June 30, 2006, the outstanding balance on the note including interest and the penalty is $65,219.

On June 30, 2006, the Company borrowed $100,000 under an 8% promissory note. The note was funded in three tranches: $20,000 (due upon mutual execution of the note), $35,000 (due twenty-one days after mutual execution), and $45,000 (due forty-two days after mutual execution). The note is due no later than two months following the final tranche (estimated at one hundred and two days after mutual execution of the note). The obligation to issue the collateral was conditioned upon prior written request of the note holder prior to the associated funding and the execution of an escrow agreement with the note holder’s attorney. The Company agreed to grant the note holder three certificates to collateralize the note of 4,000,000 shares, 7,000,000 shares, and 9,000,000 shares of common stock. The note holder has not made any requests to escrow the collateral and has not established the aforementioned escrow agreement and, accordingly, the collateral has not been presented. As additional consideration for the note, the Company agreed to (i) re-price certain pre-existing warrants, (ii) issue 1,357,800 new warrants, with a fair value of $13,952 (which has been recorded as a derivative with the initial amount treated as a discount to the note and amortized over the term of the note), to parties designated by the note holder and (iii) issue, subject to full performance of the funding obligations by note holder, to note holder an additional 10,000,000 new warrants. At such time these additional warrants will be treated as a discount to the note and amortized over the term of the note. The new warrants described herein and expire in five years from the effective grant date and have an exercise price of $.015 per share.

Notes payable - face value	$3,420,064
Notes payable - discount	56,581

Notes payable, net	$3,363,483

The discount from the face value of the promissory notes is being amortized over the life of the promissory notes as additional interest expense. During the six months ended June 30, 2006, the six months ended June 30, 2005 and the period from December 9, 2002 (Inception) to June 30, 2006, the Company has recorded interest expense from the discounts of $7,371, $2,488,470 and $5,782,271, respectively.

All of these transactions were exempt from the registration requirements of Section 4(2) of the Securities Act as transactions not involving a public offering.

(B) Derivative Liabilities

In connection with the December 2004 Financings aggregating $2.16 million, we committed to pay penalties of 2% per month for each month after an agreed upon period (approximately three months) during which we fail to cause a resale registration statement covering the underlying shares to be declared effective by the Securities and Exchange Commission.   On December 16, 2004, we closed a transaction pursuant to a Securities Purchase Agreement, dated as of December 13, 2004, with several accredited investors pursuant to which those accredited investors lent an aggregate principal amount of $1,160,000 to us in exchange for (i) 8% convertible debentures Series 04-02 in that aggregate principal amount, and (ii) Class 2004-A warrants to purchase 5,437,487 shares of our common stock, Class 2004-B warrants to purchase 5,437,487 shares of our common stock and Class 2004-C warrants to purchase 5,437,487 shares of our common stock.   The debentures bear interest at 8% per annum and mature on December 16, 2005. The conversion price of the debentures means seventy-five percent of the lowest closing price during the five trading days ending on the trading day before the conversion date.  Each of the warrants is exercisable until December 31, 2009, except that after the effective date of the registration statement which we have agreed to file for the resale of the lenders' shares, we may accelerate the expiration date of the Class B and Class C warrants to a date at least 3 trading days after the lender's receipt of that notice. The initial per share exercise prices of the warrants are: Class A - $.10; Class B - $0.75; and Class C - $1.00.   The timely and full fulfillment of our obligations pursuant to the debentures have been personally guaranteed by Timothy M. Roberts, our Chairman and a director.   In connection with this financing, we paid a finder's fee to West Hastings Limited in the amount of $92,800 and issued 232,000 warrants at an exercise price of $0.50.

 PHANTOM ENTERTATNMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

On December 28, 2004, the Securities Purchase Agreement dated December 13, 2004 and related Class A warrants, Registration Rights Agreement and debentures were amended. The material provisions are as follows:   Securities Purchase Agreement - If we complete the first tranche of a financing of no less than $12 million and in connection with such financing, retire or convert our debt (other than the convertible debentures), the conversion price of the debentures will be fixed at $0.10. In addition, the investors received an aggregate of 250,000 shares of common stock.

On December 28, 2004, we closed a transaction pursuant to a Securities Purchase Agreement, dated as of December 23, 2004, with several accredited investors pursuant to which those accredited investors lent an aggregate principal amount of $1,000,000 to us in exchange for (i) 8% convertible debentures Series 04-03 in that aggregate principal amount, and (ii) Class 2004-A-2 warrants to purchase 4,687,485 shares of our common stock. The debentures bear interest at 8% per annum and mature one year from issuance. The conversion price of the debentures means seventy-five percent of the lowest closing price during the five trading days ending on the trading day before the conversion date.

The warrants are exercisable until December 31, 2009. The per share exercise price of the warrants is $0.10.   The timely and full fulfillment of our obligations pursuant to the debentures have been personally guaranteed by Timothy M. Roberts, our Chairman and a director.   In connection with this financing, we will pay a finder's fee to West Hastings Limited in the amount of $80,000 and issued 200,000 warrants at an exercise price of $0.50.

On December 28, 2004, the Securities Purchase Agreement dated December 23, 2004 and related warrants, Registration Rights Agreement and debentures were amended. The material provisions are as follows:
Securities Purchase Agreement - If we complete the first tranche of a financing of no less than $12 million and in connection with such financing, retire or convert our debt (other than the convertible debentures), the conversion price of the debentures will be fixed at $0.10.In addition, the investors received an aggregate of 500,000 shares of common stock.

The debentures include certain features that are considered embedded derivative financial instruments, such as the conversion feature, events of default and a variable liquidated damages clause. These features are described below, as follows:

The debentures’ conversion feature is identified as an embedded derivative and has been bifurcated and recorded on the Company's balance sheet at its fair value;

The SPA contains certain events of default including not having 150% of the number of shares of Common Stock issuable as may be required to satisfy the conversion rights of the Holders of principal on all Unconverted Debentures outstanding at any time plus the number of shares issuable upon exercise of all outstanding Warrants held by all Holders as of such date, which is identified as an embedded derivative and has been bifurcated and recorded on the Company's balance sheet at its fair value;

In conjunction with the debentures, the Company issued warrants to purchase 21,431,946 shares of common stock. The accounting treatment of the derivatives and warrants requires that the Company record the warrants at their fair values as of the inception date of the agreement, which totaled $9,280,565.

The initial fair value assigned to the embedded derivatives and warrants was $14,463,615. The Company recorded the first $1,730,000 of fair value of the derivatives and warrants to debt discount which will be amortized to interest expense over the term of the debenture. The Company recorded an amortization expense for the three months ended June 30, 2006, the three months ended June 30, 2005, the six months ended June 30, 2006, the six months ended June 30, 2005 and the period from December 9, 2002 (Inception) to June 30, 2006 of $0, $537,507, $0, $1,070,110 and $2,160,000, respectively.

 PHANTOM ENTERTATNMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

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

In summary, the three months ended June 30, 2006, the three months ended June 30, 2005, the six months ended June 30, 2006, the six months ended June 30, 2005 and the period from December 9, 2002 (Inception) to June 30, 2006, the Company recorded a gain/(loss) on derivatives of $180,324, $2,992,306, $(579,035), $18,158,982 and $(2,795,979), respectively, as a result of the financing described above in accordance with guidance provided in EITF 00-19:

Promissory notes, original face amount	$2,160,000
Conversions	597,620
Promissory notes at 6/30/06	1,562,380
Unamortized discount on Promissory notes, at 6/30/06	0
Promissory notes, at 6/30/06	1,562,380

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

 PHANTOM ENTERTATNMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

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

The initial fair value assigned to the embedded derivatives and warrants was $473,873. The Company recorded the first $50,000 of fair value of the derivatives and warrants to debt discount which will be amortized to interest expense over the term of the debenture. The Company recorded an amortization expense for the three months ended June 30, 2006, the three months ended June 30, 2005, the six months ended June 30, 2006, the six months ended June 30, 2005 and the period from December 9, 2002 (Inception) to June 30, 2006 of $3,204 $0, $7,371, $0 and $7,371, respectively.

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

In summary, the three months ended June 30, 2006, the three months ended June 30, 2005, the six months ended June 30, 2006, the six months ended June 30, 2005 and the period from December 9, 2002 (Inception) to June 30, 2006, the Company recorded a gain/(loss) on derivatives of $293,371, $0, $(405,867), $0 and $(405,867) ,respectively, as a result of the financing described above in accordance with guidance provided in EITF 00-19:

Promissory notes - short term, original face amount	$50,000
Conversions during the quarter	-
Promissory notes - short term, at 6/30/06	50,000
Unamortized discount on Promissory notes - short term, at 6/30/06	42,629
Promissory notes, net - short term, at 6/30/06	7,371

 PHANTOM ENTERTATNMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

Additionally, as a result of the issuance of the debenture with such terms, there is no explicit number of shares that are to be delivered upon satisfaction of conversion, the Company is unable to assert that it had sufficient authorized and unissued shares to settle such note. Accordingly, all of the Company's previously issued and outstanding instruments, such as warrants and options as well as those issued in the future, would be classified as liabilities as well, effective with the issuance of the convertible promissory note. Absent other transactions which would warrant the same accounting treatment, the Company will discontinue the recognition of derivative liabilities once it can assert that it has a sufficient amount of authorized and unissued shares to settle its obligations which can be settled in shares. Pursuant to the Securities Purchase Agreement with Golden Gate, until such time as the Company receives shareholder approval to increase its authorized shares of common stock, it’s obligation to reserve and deliver, if requested, common stock from a conversion of the debenture or warrants shall not exceed 50,000,000 shares. Pursuant to the SEC’s request, the associated registration statement was withdrawn on May 23, 2006. Accordingly, we were unable to obtain an effective registration and, as of June 23, 2006, were in default under the terms of the note. The note holder has accelerated the note, including a $15,000 penalty, which are due immediately. At June 30, 2006, the outstanding balance on the note including interest and the penalty is $65,219.

As of June 30, 2006 and December 31, 2005 the fair value of all other outstanding warrants was, respectively, $299,390 and $312,863. The difference of $13,473 was recorded as a gain on derivatives as provided for in EITF 00-19.

In summary the notes outstanding at June 30, 2006 were:

Conversion Feature	Face Amount Of Note	Unamortized Discount	Conversions	Notes, net
Yes	2,160,000		597,620	1,562,380
Yes	50,000	42,629		7,371
No1	1,400,000		389,528	1,010,472
No	560,437			560,437
No	100,000			100,000
No	91,775			91,775
No	20,000	13,952		6,048
No	15,000			15,000
No	10,000			10,000
Promissory notes, net - short term, at 6/30/06	4,407,212	56,581	987,148	3,363,483

1.	partially converted under a separate conversion agreement, the agreement does not apply to remaining balance

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

 PHANTOM ENTERTATNMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

During 2003, the Company issued 420,768 shares of common stock for $66,672 ($0.16 per share).

During 2004, the Company issued 6,650,000 shares of common stock for $1,662,500 ($0.25 per share).

During 2004, the Company issued 40,000 shares of common stock for cash of $100,000 ($2.50 per share).

During 2004, the Company issued 1,900,400 shares of common stock for $475,100 ($0.25 per share). In connection with this transaction, the Company issued 2,022,900 warrants to purchase common stock exercisable at a price of $0.25. The warrants are fully exercisable at any time for a period of five years after the closing date of the sale. None of the warrants were executed, forfeited or expired in 2005. Therefore, all 2,022,900 warrants were outstanding and exercisable as of June 30, 2005.

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

On July 28, 2004, as consideration for the personal guaranty of a note payable by Richard Angelotti, a director,, the Company issued the Director 800,000 shares of common stock having a fair value of $832,000 ($1.04 per share). The shares were restricted shares of common stock and, therefore, were not tradable at the time of issuance. These shares of common stock issued to the Director may become unrestricted on July 28, 2005.

During August 2004, the Company issued 1,000,000 shares to consultants for real estate service with a fair value of $1,130,000 ($1.13 per share).

 PHANTOM ENTERTATNMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

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

On January 4, 2005, the Company issued 40,000 shares of common stock to Richard Angelotti, a Director, for services with a fair value of $63,600 ($1.59 per share).

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

On March 11, 2005, the Company issued 800,000 shares of common stock to Richard Angelotti, a Director, for services with a fair value of $272,000 ($0.34 per share).

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

 PHANTOM ENTERTATNMENT INC. AND SUBSIDARY
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

 PHANTOM ENTERTATNMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

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

During August 2005, the Company issued 5,000,000 shares of common stock to Richard Angelotti, a Director, with a fair value of $350,000 ($0.07 per share).

During August 2005, the Company issued 10,000,000 shares of common stock to Timothy Roberts, then the CEO and currently the Chairman and a Director, with a fair value of $700,000 ($0.07 per share).

 PHANTOM ENTERTATNMENT INC. AND SUBSIDARY
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

 PHANTOM ENTERTATNMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

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

During April 2006, the Company issued 589,051 shares of common stock for consulting services with a fair value of $11,533 ($0.0196 per share).

During June 2006, the Company issued 1,853,497 shares of common stock for consulting services with a fair value of $22,150 ($0.012 per share).

During June 2006, the Company issued 6,830,929 shares of common stock to employees with a fair value of $95,633 ($.014 per share).

PHANTOM ENTERTATNMENT INC. AND SUBSIDARY
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

During June 2006, the Company issued 30,000,000 shares of common stock with a fair value of $375,000 ($0..0125 per share) in settlement of the 2006 rent for the Sarasota office. Of this amount $94,670 was considered deferred compensation and $191,245 was an early termination fee. The shares were issued under a court ordered settlement pursuant to 3(a)(10) under the Securities Act of 1933. The party holding a majority interest in the landlord is also, on a personal basis, a past and current investor in the Company.

(E) Stock Issued for Cash with Notes Payable

During 2004, the Company issued 560,000 shares of common stock with a fair value of $434,000 as additional consideration for a note payable. The fair value of the stock was allocated from the total proceeds received on the note payable and the resulting discount on the note payable will be amortized over the life of the note ($0.78 per share).

PHANTOM ENTERTATNMENT INC. AND SUBSIDARY
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

PHANTOM ENTERTATNMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

(H) Stock Issued for Conversion of Notes Payable

On January 6, 2005, the Company issued 7,043,750 shares of common stock to convert a note payable with a fair value of $8,311,625 ($1.18 per share). The note and accrued interest totaled $704,375 which was converted into equity at $0.10 per share. The Company recognized a loss of $7,607,250 ($1.08 per share) on the conversion of this note.

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

PHANTOM ENTERTATNMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

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

On January 23, 2006, the Company issued 2,900,000 shares of common stock with a fair value of $41,760 ($.0144 per share) in settlement of a note and accrued interest.  The shares were issued under a court ordered settlement pursuant to 3(a)(10) under the Securities Act of 1933.

On March 29, 2006, the Company issued 1,636,330 shares of common stock in full settlement of a note and accrued interest. The fair value was $31,090 ($0.019 per share) and a gain of $3,229 was recognized on the settlement. The shares were issued under a court ordered settlement pursuant to 3(a)(10) under the Securities Act of 1933.

On March 9, 2006, the Company issued 10,000,000 shares of common stock and on March 21, 2006 an additional 30,000,000 shares of common stock in partial conversion of a note and accrued interest. The fair value was $860,000 (10,000,000 shares at $0.026 and 30,000,000 shares at $0.02 per share) and a loss of $285,498 was recognized on the conversion.

On March 8, 2006, the Company issued 19,999,999 shares of common stock in partial conversion of notes and accrued interest. Principal and interest in the amount of $119,059 was converted per the conversion terms of the note (the various conversion prices were $0.004875, $0.00565, $0.0114825 and $0.013022 per share). No gain or loss was recognized on the conversion.

On April 10, 2006, the Company issued 15,000,000 shares of common stock in partial conversion of notes and accrued interest. Principal and interest in the amount of $123,164 was converted per the conversion terms of the note (the various conversion prices were $0.004875, $0.00565, $0.0114825 and $0.013022 per share). No gain or loss was recognized on the conversion.

On May 10, 2006, the Company issued 15,000,000 shares of common stock in partial conversion of notes and accrued interest. Principal and interest in the amount of $131,302 was converted per the conversion terms of the note (the various conversion prices were $0.004875, $0.0114825 and $0.013022 per share). No gain or loss was recognized on the conversion.

(I) In Kind Contribution

During 2004, 1,191,450 shares of common stock were returned to the Company by a stockholder and recorded as an In Kind Contribution.

PHANTOM ENTERTATNMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

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

(M) Obligation to Reserve Stock

As of June 30, 2006, the Company had an obligation to reserve 315,213,072 shares of common stock issuable upon conversion of debentures. In addition, as of June 30, 2006, the Company had outstanding warrants totaling 66,686,612 shares of common stock.

(N) Amendment to Articles of Incorporation

On February 24, 2005, the Company amended its Articles of Incorporation to provide for an increase in its authorized share capital. The authorized capital stock increased to 600,000,000 common shares at a par value of $0.0001 per share.

On July 13, 2006, the Company amended its Articles of Incorporation to provide for an increase in its authorized share capital. The authorized capital stock increased from 600,000,000 to 1,200,000,000 common shares at a par value of $0.0001 per share.

NOTE 7 INCOME TAXES

Income tax expense (benefit) is summarized as follows:

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005	December 9, 2002 (Inception) through June 30, 2006
Current:
Federal	$-	$-	$-
State	-	-	-
Deferred - Federal and State	-	-	-
Income tax expense (benefit)	$-	$-	$-

PHANTOM ENTERTATNMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

The Company's tax expense differs from the "expected" tax expense as follows:

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005	December 9, 2002 (Inception) through June 30, 2006

U.S. Federal income tax expense (benefit)	$(1,129,579)	$(7,144,002)	$(23,579,506)
Effect on net operating loss carryforward	1,129,579	7,144,002	23,579,506
	$-	$-	$-

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	June 30, 2006	December 31, 2005
Deferred tax assets:
Net operating loss carry forward	$23,579,506	$22,449,927
Total gross deferred tax assets	23,579,506	22,449,927
Less valuation allowance	(23,579,506)	(22,449,927)

Net deferred tax assets	$-	$-

At June 30, 2006, the Company had a net operating loss carry forward of $67,370,016 for U.S. Federal income tax purposes available to offset future taxable income expiring through 2025. The net change in the valuation allowance during the six months ended June 30, 2006 was an increase of $1,129,579.

PHANTOM ENTERTATNMENT INC. AND SUBSIDARY
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

As the Company has not commenced sales of the game system and there is no definitive way to determine the future economic benefit associated with the payments for the guaranteed license fees, the company has expensed the guaranteed license fees as incurred. From December 9, 2002 (inception) through June 30, 2006, $225,000 of guaranteed license fees had been accrued and reported on the accompanying financial statements.

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

PHANTOM ENTERTATNMENT INC. AND SUBSIDARY
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

As the company has not commenced sales of the game system and there is no definitive way to determine the future economic benefit associated with the advance payments, the company has expensed the advance royalty payments as incurred. From December 9, 2002 (inception) through June 30, 2006, $50,000 of guaranteed license fees had been accrued and reported on the accompanying financial statements.

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

As the company has not commenced sales of the game system and there is no definitive way to determine the future economic benefit associated with the advance payments, the company has expensed the advance royalty payments as incurred. From December 9, 2002 (inception) through June 30, 2006, $500,000 of guaranteed license fees had been accrued and reported on the accompanying financial statements.

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

PHANTOM ENTERTATNMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

The agreement with Eidos required Infinium to make the following non-refundable advance royalty payments as follows:

September 25, 2004	$62,500
Upon receipt of the Licensor Deliverables	62,500

Total	$125,000

In addition, Infinium would have incurred royalty fees with respect to each unit of product distributed. These per unit royalty fees shall be applied against the aforementioned advance royalty payments. If the advance royalty payments would have been earned down and recouped by Infinium, then Infinium would have been required to pay directly to Eidos the per unit royalty fees for every unit of product it distributes. The per unit royalty fee ranges from 25% to 50% of Infinium’s net receipts

As the company has not commenced sales of the game system and there is no definitive way to determine the future economic benefit associated with the advance payments, the company has expensed the advance royalty payments as incurred. From December 9, 2002 (inception) through June 30, 2006, $125,000 of guaranteed license fees had been accrued and reported on the accompanying financial statements.

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

As the company has not commenced sales of the game system and there is no definitive way to determine the future economic benefit associated with the advance payments, the company has expensed the advance royalty payments as incurred. From December 9, 2002 (inception) through June 30, 2006, $10,000 of guaranteed license fees had been accrued and reported on the accompanying financial statements.

PHANTOM ENTERTATNMENT INC. AND SUBSIDARY
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

As the company has not commenced sales of the game system and there is no definitive way to determine the future economic benefit associated with the advance payments, the company has expensed the advance royalty payments as incurred. From December 9, 2002 (inception) through June 30, 2006, $175,000 of guaranteed license fees had been accrued and reported on the accompanying financial statements.

The letter of intent with Vivendi requires Infinium to make the following non-refundable payments:

September 25, 2004	$125,000
Total	$125,000

(B) Development Agreement

The company has a development agreement dated October 11, 2004 in place with BIOSTAR for the Phantom Game Receiver mainboard and graphics adapter. Terms are: $156,000 due at signing; $78,000 due before ship of pilot production units from Biostar; $78,000 due on acceptance of pilot units. The end design product will be wholly owned by the company. From December 9, 2002 (inception) through June 30, 2006, $337,139 of expenses have been accrued and reported on the accompanying financial statements. During September 2005, the Company settled the outstanding amounts plus related legal fees with Biostar by issuing 6,361,113 shares of common stock with a fair value of $311,695 on the date of settlement. The shares were issued under a court ordered settlement pursuant to 3(a)(10) under the Securities Act of 1933.

(C) Litigation

Amscot Corporation v. Infinium Labs, Inc. and Gregory E. Hawkins, No. 05-00069, Div J. In April 2005, Amscot obtained a default judgment in the Circuit Court for Hillsborough County, Florida (the “Court”) associated with an action to enforce a negotiable instrument. We dispute the judgment and may seek to reopen the matter in the future. The judgment is for $50,873. On July 3, 2006, the Company received a Satisfaction of Final Judgment issued by the Court. The Company was not involved in any settlement and did not provide any consideration that resulted in the aforementioned Satisfaction.

Beshara v. Infinium Labs Corporation, No. 2005 CA 5103 NC. In May 2005, Beshara sued us in the Circuit Court for Sarasota County, Florida, alleging default of a promissory note and seeking damages of approximately $1,400,000.00. On October 25, 2005, we settled accrued interest through October 31, 2005, together with reasonable attorneys’ fees, in the amount of $384,192 through issuance of 7,114,667 shares of our stock. On March 17, 2006, we entered into a conversion agreement with Beshara in order to reduce a portion of the outstanding principal and interest with 40,000,000 shares of common stock (as of May 22, 2006). As of June 30, 2006, the remaining principal on the debt is approximately $1,010,000. As the conversion agreement provided only for a temporary standstill period Beshara amended his complaint to reflect the partial conversion on May 31, 2006. The Company continues its settlement discussions with Mr. Beshara with respect to the outstanding debt.

PHANTOM ENTERTATNMENT INC. AND SUBSIDARY
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

CDW Corporation v. Infinium Labs Corporation, No. 05-M1-131484. In May 2005, CDW sued us in the Circuit Court of Cook County, Illinois, alleging that the Company placed orders for goods, failed to pay for such orders and thus breached the contract and seeking damages in the amount of $26,958. Due to financial constraints, we may not be able to replace local counsel. On February 7, 2006, the court entered judgment and we have recorded $26,958 in accounts payable related to vendor payments due CDW Corporation.

GMR Marketing, LLC, v. Infinium Labs, Inc., No. 20050CA-10535NC. In January 2006, GMR sued us in the District Court of Florida, Sarasota County, alleging that it rendered advertising services and that the Company failed to pay for such services thereby breaching the contract. GMR sought damages in the amount of $107,544. Due to an error with our Florida counsel an answer to the complaint was not filed and on February 1, 2005 GMR received a default judgment in the amount of $107,883. As of February 9, 2006, our Florida counsel indicated he will seek to set aside the order on grounds for medical reasons, but as of May 22, 2006 he has not filed this request with the aforementioned court.

Kevin Bachus v. Infinium Labs, Inc. et al., No. 06-2-09983-4 SEA. In March 2006, Kevin Bachus sued Infinium Labs, Inc., and its directors as well as other parties related to unpaid wages and accrued and unpaid personal time off totaling $50,997 in the Superior Court for the State of Washington, in and for the County of King. On July 26, 2006, the parties entered into a settlement agreement in which we settled the claims, with each party bearing his/its own costs, in the amount of $65,000 through issuance of 4,242,820 shares of our stock.

Longview Special Finance, Inc. v. Infinium Labs, Inc., No. 06 CV 1772. In March 2006, Longview sued us in United States District in the Southern District of New York alleging breach of contract and requesting, in part, issuance of all remaining shares requested in prior conversion notices. The complaint contains errors relating to debt previously repaid and other jurisdictional issues. The parties entered into a negotiated settlement related to a portion of Longview’s claims on April 7, 2006. Under the terms of the agreement, Infinium converted a portion of Longview’s requested conversion request and Longview agreed to dismiss the aforementioned matter in May 2006 and standstill on any further request for conversion or bring any additional claim on with respect to Infinium’s failure to reserve adequate shares for Longview or deliver shares under a conversion. Although the Company has materially performed, Longview has not dismissed the action.

Merrill Lynch, Pierce, Fenner & Smith v. Infinium Labs, Inc., No. 06-2-05618-3 SEA. In February 2005, we entered into a Stipulation and Order for Entry of Judgment with Merrill Lynch pertaining to our default in rent of $127,312 due under our lease with Merrill Lynch (for our former corporate headquarters). The foregoing matter was adjudicated in the Superior Court for the State of Washington, in and for the County of King. In partial consideration of the entry of the judgment the lease, originally set to expire in August 2006, terminated on February 28, 2006 with no further monetary obligations. Subsequent to the entry of the order the parties agreed to a payment schedule of $5,000 per month with a final balloon payment due in July 2006. The Company intended on using proceeds from an SB-2 registration, but was unable to do so after the SB-2 was withdrawn on May 23, 2006. The parties are in settlement discussions regarding the balance of the debt and options, if any, for payment.

Morley and Campbell v. Timothy Roberts and Infinium Labs, Inc., No. D-1-GN-06-000851. In April 2006, Morley and Campbell sued Timothy Roberts individually and the Company in the District Court, 200 Judicial District, Travis County, Texas for breach of contract in failing to perform the remainder of an Asset Purchase Agreement and Assignment of Rights between plaintiffs and Roberts. The total claim is for $30,000. Infinium is defending itself vigorously in this suit and has retained local counsel in order to do so.

 M. Tyler Boles v. Infinium Labs, Inc., No. V06-30. In January 2006, M. Tyler Boles sued us in the General District Court for Nelson County, Delaware, alleging a claim for money and seeking damages in the amount of $1,200. A judgment was entered in March 2006 for $1,254.

PHANTOM ENTERTATNMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

Oracle USA, Inc. v. Infinium Labs, Inc., No. C05-5049. In December 2005, Oracle USA sued us in the United States District Court, Northern District of California, San Francisco Division, alleging that the Company placed orders for software, failed to pay for such orders and thus breached the contract and seeking damages in the amount of $198,818. In March 2006 judgment was entered against Infinium in the aforementioned court for $199,068.

SBI USA, LLC v. Infinium Labs, Inc., No. 05CC10694. In November 2005, SBI USA, LLC, sued us in the Superior Court of California, Orange County, alleging breach of contract and seeking damages in the amount of $58,000. Judgment was entered against Infinium in the aforementioned court in April 2006 for $55,000.

Walter Dorwin Teague Associates v. Infinium Labs, Inc., No. 05-9-35846-2. In December 2005, Teague Associates entered an arbitration award in the Superior Court for King County, Washington. The judgment is for $51,843. . Teague & Associates was retained in 2004 to assist and support various industrial design requirements associated with hardware for the Phantom Game Service. The Company defaulted on its payment obligations and this resulted in the associated arbitration award.

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

PHANTOM ENTERTATNMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We may become involved in material legal proceedings in the future.

(D) Licenses

As detailed above in Note 8 (A), the Company has entered into agreements with a number of publishers to provide content for our Phantom Game Service. These agreements provide that we pay an advance to each publisher, which is recoupable by us against future royalties payable to these publishers under their respective agreements. As of June 30, 2006, the Company currently owes an aggregate of $845,000 to these publishers pursuant to these agreements and, if we fail to pay these advances, these agreements may be terminated.

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

As of
June 30, 2006
Payroll	$240,976
Payroll taxes	1,428,541
Penalties and interest	814,330
Accrued payroll and payroll taxes	$2,483,847

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

Mr. Koler will be granted an aggregate of 5,000,000 restricted shares of our common stock, in accordance with the following vesting schedule: (i) 1,000,000 shares will be fully vested upon execution of the Employment Agreement, and the Stock Vesting Agreement dated as of January 11, 2006; and (ii) the remaining 4,000,000 shares of common stock shall vest quarterly over two years, 1/8 per quarter, to the extent Mr. Koler is employed with us at the pertinent vesting date and that our shareholders have authorized additional common stock. As of August 18, 2006, the related expense has been accrued under this agreement but no shares have been issued.

In addition, on January 11, 2006 we entered into a Confidential Information, Inventions, Non-Solicitation and Non-Competition Agreement with Mr. Koler. The non-competition and non-solicitation provisions shall remain in effect for two years following termination while the balance of this agreement survives any termination, subject to standard exceptions.

PHANTOM ENTERTATNMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 9 STOCK OPTIONS AND WARRANTS

(A) Stock Options Issued Under Qualified Stock Option Plan

The Company's 2004 Omnibus Incentive Compensation Plan required shareholder consent which has not been obtained and will not be requested.  As such, any options granted under the Plan are not effective.

(B) Warrants Issued and Outstanding

Stock Purchase Warrants

For the six months ended June 30, 2006, the Company granted warrants to purchase 5,000,000 shares of common stock in conjunction with a note payable which were treated as a discount to the note payable.

	June 30, 2006	December 31, 2005
Warrants for common stock issued to a note holder. The term of the warrants are five years expiring November 10, 2009. The warrants are exercisable at $0.10 per share	5,873,288	5,873,288

Warrants for common stock issued to a note holder. The term of the warrants are five years expiring November 10, 2009. The warrants are exercisable at $0.10 per share.	11,630,138	11,630,138

Warrants issued with subscription agreements. The term of the warrants are five years expiring November 10, 2009 and are exercisable at $0.10 per share.	678,900	678,900

Warrants issued with subscription agreements. The term of the warrants are five years expiring November 10, 2009 and are exercisable at $0.25 per share.	1,344,000	1,344,000

Warrants issued with subscription agreements. The term of the warrants are five years expiring November 10, 2009 and are exercisable at $0.10 per share.	3,084,181	3,084,181

Warrants issued in conjunction with convertible notes. The term of the warrants are five years expiring December 31, 2009 and are exercisable at $0.50 per share.	232,000	232,000

Warrants issued in conjunction with convertible notes. The term of the warrants are five years expiring December 31, 2009 and are exercisable at $0.50 per share.	200,000	200,000

Warrants for common stock issued to note holders. The term of the warrants are five years expiring October 22, 2009. The warrants are exercisable at $0.50 per share.	500,000	500,000

Warrants for common stock issued to note holders. The term of the warrants are five years expiring October 27, 2009. The warrants are exercisable at $0.50 per share.	500,000	500,000

Warrants for common stock issued to note holders. The term of the warrants are five years expiring December 31, 2009. The warrants are exercisable at $0.10 per share.	5,437,487	5,437,487

Warrants for common stock issued to note holders. The term of the warrants are five years expiring December 31, 2009. The warrants are exercisable at $0.75 per share.	5,437,487	5,437,487

Warrants for common stock issued to note holders. The term of the warrants are five years expiring December 31, 2009. The warrants are exercisable at $1.00 per share.	5,437,487	5,437,487

Warrants for common stock issued to note holder. The term of the warrants is three years expiring February 4, 2008. The warrants are exercisable at $0.10 per share.	200,000	200,000

Warrants for common stock issued to note holder. The term of the warrants is three years expiring February 4, 2008. The warrants are exercisable at $0.10 per share.	200,000	200,000

Warrants for common stock issued to note holder. The term of the warrants is three years expiring February 4, 2008. The warrants are exercisable at $0.10 per share.	100,000	100,000

Warrants for common stock granted to note holder. The terms of the warrants are three years expiring April 29, 2008. The warrants are exercisable at $0.10 per share.	400,000	400,000

Warrants for common stock issued to note holders. The term of the warrants are five years expiring December 31, 2009. The warrants are exercisable at $0.10 per share.	4,687,485	4,687,485

Warrants for common stock issued to an investor. The term of the warrants are five years expiring June 10, 2010. The warrants are exercisable at $0.10 per share.	6,226,359	6,226,359

Warrants for common stock issued to an investor. The term of the warrants is three years expiring September 19, 2008. The warrants are exercisable at $0.10 per share.	8,160,000	8,160,000

Warrants for common stock issued to a note holder. The term of the warrants are three years expiring January 25, 2009. The warrants are exercisable at $1.09 per share.	5,000,000	-

Warrants for common stock issued parties identified by noteholder as additional consideration for a note. The term of the warrants is five years expiring June 30, 2011. The warrants are exercisable at $0.015 per share.	1,357,800	-

Total	66,686,612	60,328,812

PHANTOM ENTERTATNMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 10 GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no sales and has recurring losses from inception of $68,224,093, has a working capital deficiency of $16,837,263, a stockholders’ deficiency of $16,797,130, has a negative cash flow from operations of $15,496,363 from inception and notes payable in default of $2,737,852. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

On July 28, 2004, we issued Richard Angelotti, a director, 800,000 shares of common stock as consideration for his personal guaranty of a promissory note payable secured by a real estate mortgage encumbering the director's residence. The note, effective on July 28, 2004 and expiring on July 27, 2005, was payable to Stephen A. Witzer, Trustee U/A dated February 7, 1985. The principal is for $500,000 with interest calculated at fifteen percent (15%) per annum, plus a five percent (5%) penalty, if applicable, for any late payment. In the event of an uncured default, the interest increases to eighteen percent (18%) per annum. On December 9, 2005, this promissory note was assigned by Witzer to Richard Angelotti. The terms of the promissory note were subsequently amended to provide that as of November 1, 2005, principal and accrued interest totaled $560,437. With respect to the revised principal, commencing November 2, 2005, simple interest at a rate of fifteen percent (15%) per annum will accrue on a monthly basis until December 31, 2006 (maturity date), at which time the entire remaining principal and all accrued and unpaid interest are due in full.

On November 2, 2004, we issued 200,000 shares of common stock with a fair value of $43,735 ($0.2187 per share) in lieu of cash compensation to Kevin Bachus as our President and Chief Operating Officer.

On November 2, 2004, we issued 300,000 shares of common stock with a fair value of $65,603 ($0.2187 per share) in lieu of cash compensation to Timothy Roberts, as CEO (Mr. Roberts was also the CFO and Chairman).

On December 8, 2004, we issued 300,000 shares of common stock with a fair value of $65,603 ($0. 2187 per share) in lieu of cash compensation to Kevin Bachus as our President and Chief Operating Officer.

On December 8, 2004, we issued 200,000 shares of common stock with a fair value of $43,735 ($0. 2187 per share) in lieu of cash compensation to Timothy Roberts, as CEO (Mr. Roberts was also the CFO and Chairman).

On December 8, 2004, we issued 100,000 shares of common stock with a fair market value of $21,866 ($0. 2187 per share) in lieu of cash compensation to Richard Angelotti, Director.

PHANTOM ENTERTATNMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

On January 27, 2005, we borrowed $300,000 from Timothy Roberts, our former CEO and the Chairman and a Director of our company, under a 15% promissory note, which was payable no later than April 27, 2005. The note was subsequently transferred by Mr. Roberts to parties unaffiliated with us. On or about May 10 through 12, 2005, this note was assigned by Mr. Roberts to the following individuals with corresponding amounts: (1) Gerard Dariano, $100,000; (2) Fred Niedrich, $50,000; (3) Gary Fears, $50,000; and (4) John Landino, $100,000.On June 13, 2005, the full principal and interest was settled at $0.10 per share in consideration for our issuance of 3,187,206 shares of common stock to the holders, valued at $318,721. The Company recognized a loss on the conversion of $95,616.

On March 11, 2005, we issued 800,000 shares of common stock with a fair value of $272,000 ($.34 per share) in lieu of cash compensation to Richard Angelotti, Director.

On May 10, 2005, we issued 250,000 shares of common stock with a fair value of $37,500 ($0.15 per share) in lieu of cash compensation to Kevin Bachus as our President and Chief Operating Officer.

On June 3, 2005, we issued 250,000 shares of common stock with a fair value of $25,000 ($0.10 per share) in lieu of cash compensation to Kevin Bachus as our President and Chief Operating Officer.

On June 13, 2005, we issued 1,700,000 shares of common stock with a fair value of $221,000 ($0.13 per share) to Timothy Roberts. These shares were an indemnification to Mr. Roberts as the guarantor on a $400,000, 6% promissory note between the Company and Nite Capital. The note was collateralized with Mr. Roberts’ personal holdings of Company stock.

On June 22, 2005, we issued 500,000 shares of common stock with a fair value of $50,000 ($0.10 per share) in lieu of cash compensation to Timothy Roberts, as our CEO (Mr. Roberts was also the CFO and Chairman).

On August 11, 2005, we issued 882,398 shares of common stock with a fair value of $61,768 ($0.07 per share) in lieu of cash compensation to Timothy Roberts, as our CEO (Mr. Roberts was also the CFO and Chairman).

On August 11, 2005, we issued 712,960 shares of common stock with a fair value of $49,907 ($0.07 per share) in lieu of cash compensation to Kevin Bachus as our President and Chief Operating Officer. Mr. Bachus became CEO, CFO and a Director on August 15, 2005.

On August 11, 2005, we issued 296,297 shares of common stock with a fair value of $20,741 ($0.07 per share) to Richard Angelotti, Director.

On August 18, 2005, we issued 5,000,000 shares of common stock to Richard Angelotti, with a fair value of $350,000 ($0.07 per share).

On August 18, 2005, we issued 10,000,000 shares of common stock to Timothy M. Roberts, our former Chief Executive Officer, with a fair value of $700,000 ($0.07 per share).

On December 9, 2005, this the July 28, 2004 promissory note for $500,000 was assigned by Mr. Witzer to a Dick Angelotti, a Director.  The terms of the promissory note were subsequently amended to provide that as of November 1, 2005, principal and accrued interest totaled $560,437.43.  With respect to the revised principal, commencing November 2, 2005, simple interest at a rate of fifteen percent (15%) per annum will accrue on a monthly basis until December 31, 2006 (maturity date), at which time the entire remaining principal and all accrued and unpaid interest are due in full.

On January 1, 2006, the Company converted $91,775 owed under employee expense reimbursements into a promissory note to Timothy Roberts, a former employee, and the current Chairman and a Director. The note is unsecured and bears an 8% rate of interest. At March 31, 2006, the outstanding balance on the note was $93,585.

On January 11, 2006, Greg Koler, our Chief Executive Officer, was granted 1,000,000 shares of common stock under the terms of his employment agreement. As of June 30, 2006, such shares have not been issued.

PHANTOM ENTERTATNMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

On February 14, 2006, the company issued Greg Koler, our Chief Executive Officer, 1,021,239 of common stock with a fair market value of $18,382 ($.018 per share) for services performed by Mr. Koler, prior to November 18, 2005, in his capacity as an independent contractor prior to becoming the CEO.

On July 26, 2006, the Company issued 20,000,000 shares of common stock with a fair value of $325,814.02 ($.01629 per share) to Timothy Roberts, Chairman, for consulting services rendered in 2006 and to be rendered for the balance of 2006.

On August 4, 2006, the Company issued 41,659,182 shares of common stock with a fair value of $624,887.73 ($.015 per share) to convert a promissory note held by Richard Angelotti, a Director, and accrued interest. No gain or loss was recognized on the conversion.

NOTE 12 SUBSEQUENT EVENTS

(A) Common Stock Issuances

On July 28, 2006, the Company issued 4,242,820 shares of common stock with a fair value of $70,007 ($.0165 per share) in full settlement of litigation against the company. The shares were issued under a court ordered settlement pursuant to 3(a)(10) under the Securities Act of 1933. The Company recognized a loss of $18,270 on the settlement.

On July 26, 2006, the Company issued 20,000,000 shares of common stock with a fair value of $330,000 ($.0165 per share) to Timothy Roberts, Chairman, for consulting services rendered in 2006 and to be rendered for the balance of 2006.

On July28, 2006, the Company issued 10,027,731 shares of common stock with a fair value of $145,402 ($0.0145 per share) in settlement of notes, accrued interest and legal fee. The shares were issued under a court ordered settlement pursuant to 3(a)(10) under the Securities Act of 1933. The Company recognized a loss on the settlement of $11,111.

On August 4, 2006, the Company issued 311,140 shares of common stock with a fair value of $4,667 ($.015 per share) in reduction of the company’s debt for unpaid expense reimbursements incurred while the debt holder was a full-time employee of the Company. The shares were issued per conversion agreement with the standard ’33 Act, Rule 144 legend. No gain or loss was recognized.

On August 4, 2006, the Company issued 1,352,396 shares of common stock with a fair value of $20,286 ($.015 per share) in reduction of the company’s debt for unpaid expense reimbursements incurred while the debt holder was a full-time employee of the Company. The shares were issued per conversion agreement with the standard ’33 Act, Rule 144 legend. No gain or loss was recognized.

On August 4, 2006, the Company issued 734,064 shares of common stock with a fair value of $11,010.96 ($.015 per share) to convert a note and accrued interest. No gain or loss was recognized on the conversion.

On August 4, 2006, the Company issued 41,659,182 shares of common stock with a fair value of $624,887.73 ($.015 per share) to convert a promissory note held by Richard Angelotti, a Director, and accrued interest. No gain or loss was recognized on the conversion.

(B) Notes Payable

On July 26, 2006, the Company received $35,000 as a second tranche, related to the $100,000 promissory note dated June 30, 2006..

On August 08, 2006, the Company received $45,000 as a third tranche, related to the $100,000 promissory note dated June 30, 2006. At this time the Company became obligated to issue 10,000,000 warrants at an exercise price of $0.015 per terms of the note. These warrants expire August 8, 2011.

PHANTOM ENTERTATNMENT INC. AND SUBSIDARY
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

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors," "Business". See "Risk Factors."

Overview

We are developing and seeking to commercialize the Phantom Lapboard, a wireless, rotating custom keyboard/turntable with integrated mousepad . We have not yet generated any revenue from operations. Our ability to generate revenue in the future is dependent on our ability to successfully develop and commercialize the Phantom Lapboard. We still retain assets with respect to the Phantom Game Service and when various milestones for the manufacturing of the Phantom Lapboard are completed we may shift more of our focus to the Phantom Game Service. The Phantom Game Service is anticipated to be the first end-to-end, on-demand game service for delivery to the living room.

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

Plan of Operations

We have incurred recurring losses from operations since inception. Our loss from operations for the six months ended June 30, 2006 was $2,176,216. Our loss from operations for the year ended December 31, 2005 was $12,236,530. At June 30, 2006, we had a working capital deficit of $16,837,263 and accumulated deficit (losses from net income since inception) of $68,224,093. In their report on our audited financial statements for the year ended December 31, 2005, our independent auditors expressed substantial doubt about our ability to continue as a going concern.

Our activities to date have been funded by equity and debt investments. As of June 30, 2006, we had received approximately $9,591,099 in equity investments and $7,932,889 in debt and convertible debt financings.

PHANTOM ENTERTATNMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)

Development costs for three months ended June 30, 2006, the three months ended June 30, 2005, the six months ended June 30, 2006, the six months ended June 30, 2005 and the period from December 9, 2002 (Inception) to June 30, 2006 were $47,735, $0, $130,682, $0 and $3,652,959, respectively:

At June 30, 2006, we were in default on payment of promissory notes with a principal amount of $2,737,852. Our outstanding debt for borrowed money has generally been provided on a short-term basis, bears interest at rates ranging from 8% to 17% and, in many cases, was accompanied by the grant of common stock or warrants to purchase common stock, which contributed to the costs of the financings.

As of June 30, 2006, the Company currently owes an aggregate of $845,000 to publishers pursuant to their agreements and, if we fail to pay these advances, these agreements may be terminated.

As of June 30, 2006, we have recorded an aggregate of $5,838,852 in debt discount, of which $5,782,271 was amortized as interest expense. In connection with financings aggregating $2.16 million in December 2004, we committed to pay penalties of 2% per month for each month after an agreed upon period (approximately three months) during which we fail to cause a resale registration statement covering the underlying shares to be declared effective by the Securities and Exchange Commission.

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

Completing Development of the Phantom Lapboard - The Phantom Lapboard was originally intended for retail launch in 2004 and its design was based upon that premise. Itron Technology, Inc. is presently providing services to build the Phantom Lapboard. We are currently in the prototype stage with a model that takes advantage of newer technology to ensure that the product is technically compelling and that we are able to have an adequate supply of components.

Completing Development of the Lapboard Distribution Network - Working with our partners, Integrated Network Cable of St. Louis, Missouri, to provide logistics, warehousing/distribution and fulfillment services to support the marketing of the Phantom Lapboard and ShowMeCables, the e-commerce marketing division of Integrated Network Cable, will provide its e-commerce shopping cart to support the marketing and sales of the Phantom Lapboard.

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

PHANTOM ENTERTATNMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)

The commercial launch of the Phantom Lapboard will require investment in marketing and sales activities. We expect to sell these units direct to consumer. We may also secure distribution agreements with retail partners as well as promoting consumer awareness of the Phantom Lapboard through typical marketing channels: advertising, public relations, and in-store promotions.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. The Company re-evaluates its estimates on an on-going basis. The Company’s estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following are its critical accounting policies which affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

Derivative Liabilities

Estimating gains and losses from derivatives. We believe our most critical accounting policies include the gain / loss recognition related to convertible debentures, which are convertible into the Company’s stock at the option of the note holders. These derivatives require a periodic valuation of their fair value and a corresponding recognition of gain / loss and liabilities associated with such derivatives. The recognition of derivative liabilities related to the issuance of debt convertible into shares of common stock is applied first to the proceeds of such issuance, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as a loss on derivatives in the accompanying consolidated financial statements. Any subsequent increase or decrease in the fair value of the derivative liabilities is recognized as a gain / loss on derivatives.

Accounting for these instruments requires a determination of all of the embedded derivatives. Certain instruments may become derivatives once a Company is unable to assert it has enough authorized shares to satisfy conversion of all outstanding debt, warrants, options and all other stock obligations. Once identified, an estimate is made for the number of shares each derivative would convert into as of the date of valuation. Theses shares are then valued using a Black-Scholes model based on the assumptions around volatility along with the current stock price, conversion price, interest rate, dividend rate, and term to maturity. Once valued the amount is compared to the prior period with “gains / losses on derivatives” and related liability recorded in the current period. While we believe that the systems and procedures used by the Company do provide a sound basis for our estimates, actual results will differ from management’s estimates. The complexity of identifying and estimating derivative liabilities and corresponding gains / losses affects the amounts reported in our financial statements.

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

PHANTOM ENTERTATNMENT INC. AND SUBSIDARY
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

SFAS 155, “Accounting for Certain Hybrid Financial Instruments” and SFAS 156, “Accounting for Servicing of Financial Assets” were recently issued. SFAS 155 and 156 have no current applicability to the Company and have no effect on the financial statements.

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

Through July 2006, our Disclosure Controls as of the Evaluation Date were not effective in enabling us to record and properly report embedded conversion features and freestanding warrants pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, In August 2006, the Company restated the 2004 10-KSB, all periods in 2005 and for the period ending March 31, 2006. While new management is focused on improving our company’s Disclosure Controls to ensure timely and proper reporting, there can be no assurance that other items do not currently exist, or will not occur in the future, that reflect ineffective Disclosure Controls as of the Evaluation Date

(b) Changes in Internal Controls

We have taken actions to strengthen the internal controls over financial reporting with respect to EITF 0019, including an increase in our internal resources to address these derivative issues and to increase the level of review and oversight for these types of matters. We believe that, as of the date of this Quarterly Report, we have remedied the weakness in our internal control over financial reporting with respect to our accounting for the derivative instruments.

PHANTOM ENTERTATNMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings:

Amscot Corporation v. Infinium Labs, Inc. and Gregory E. Hawkins, No. 05-00069, Div J. In April 2005, Amscot obtained a default judgment in the Circuit Court for Hillsborough County, Florida (the “Court”) associated with an action to enforce a negotiable instrument. We dispute the judgment and may seek to reopen the matter in the future. The judgment is for $50,873. On July 3, 2006, the Company received a Satisfaction of Final Judgment issued by the Court. The Company was not involved in any settlement and did not provide any consideration that resulted in the aforementioned Satisfaction.

Beshara v. Infinium Labs Corporation, No. 2005 CA 5103 NC. In May 2005, Beshara sued us in the Circuit Court for Sarasota County, Florida, alleging default of a promissory note and seeking damages of approximately $1,400,000.00. On October 25, 2005, we settled accrued interest through October 31, 2005, together with reasonable attorneys’ fees, in the amount of $384,192 through issuance of 7,114,667 shares of our stock. On March 17, 2006, we entered into a conversion agreement with Beshara in order to reduce a portion of the outstanding principal and interest with 40,000,000 shares of common stock (as of May 22, 2006). As of June 30, 2006, the remaining principal on the debt is approximately $1,010,000. As the conversion agreement provided only for a temporary standstill period Beshara amended his complaint to reflect the partial conversion on May 31, 2006. The Company continues its settlement discussions with Mr. Beshara with respect to the outstanding debt.

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

CDW Corporation v. Infinium Labs Corporation, No. 05-M1-131484. In May 2005, CDW sued us in the Circuit Court of Cook County, Illinois, alleging that the Company placed orders for goods, failed to pay for such orders and thus breached the contract and seeking damages in the amount of $26,958. Due to financial constraints, we may not be able to replace local counsel. On February 7, 2006, the court entered judgment and we have recorded $26,958 in accounts payable related to vendor payments due CDW Corporation.

GMR Marketing, LLC, v. Infinium Labs, Inc., No. 20050CA-10535NC. In January 2006, GMR sued us in the District Court of Florida, Sarasota County, alleging that it rendered advertising services and that the Company failed to pay for such services thereby breaching the contract. GMR sought damages in the amount of $107,544. Due to an error with our Florida counsel an answer to the complaint was not filed and on February 1, 2005 GMR received a default judgment in the amount of $107,883. As of February 9, 2006, our Florida counsel indicated he will seek to set aside the order on grounds for medical reasons, but as of May 22, 2006 he has not filed this request with the aforementioned court.

Kevin Bachus v. Infinium Labs, Inc. et al., No. 06-2-09983-4 SEA. In March 2006, Kevin Bachus sued Infinium Labs, Inc., and its directors as well as other parties related to unpaid wages and accrued and unpaid personal time off totaling $50,997 in the Superior Court for the State of Washington, in and for the County of King. On July 26, 2006, the parties entered into a settlement agreement in which we settled the claims, with each party bearing his/its own costs, in the amount of $65,000 through issuance of 4,242,820 shares of our stock.

Longview Special Finance, Inc. v. Infinium Labs, Inc., No. 06 CV 1772. In March 2006, Longview sued us in United States District in the Southern District of New York alleging breach of contract and requesting, in part, issuance of all remaining shares requested in prior conversion notices. The complaint contains errors relating to debt previously repaid and other jurisdictional issues. The parties entered into a negotiated settlement related to a portion of Longview’s claims on April 7, 2006. Under the terms of the agreement, Infinium converted a portion of Longview’s requested conversion request and Longview agreed to dismiss the aforementioned matter in May 2006 and standstill on any further request for conversion or bring any additional claim on with respect to Infinium’s failure to reserve adequate shares for Longview or deliver shares under a conversion. Although the Company has materially performed, Longview has not dismissed the action.

PHANTOM ENTERTATNMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY

Merrill Lynch, Pierce, Fenner & Smith v. Infinium Labs, Inc., No. 06-2-05618-3 SEA. In February 2005, we entered into a Stipulation and Order for Entry of Judgment with Merrill Lynch pertaining to our default in rent of $127,312 due under our lease with Merrill Lynch (for our former corporate headquarters). The foregoing matter was adjudicated in the Superior Court for the State of Washington, in and for the County of King. In partial consideration of the entry of the judgment the lease, originally set to expire in August 2006, terminated on February 28, 2006 with no further monetary obligations. Subsequent to the entry of the order the parties agreed to a payment schedule of $5,000 per month with a final balloon payment due in July 2006. The Company intended on using proceeds from an SB-2 registration, but was unable to do so after the SB-2 was withdrawn on May 23, 2006. The parties are in settlement discussions regarding the balance of the debt and options, if any, for payment.

Morley and Campbell v. Timothy Roberts and Infinium Labs, Inc., No. D-1-GN-06-000851. In April 2006, Morley and Campbell sued Timothy Roberts individually and the Company in the District Court, 200 Judicial District, Travis County, Texas for breach of contract in failing to perform the remainder of an Asset Purchase Agreement and Assignment of Rights between plaintiffs and Roberts. The total claim is for $30,000. Infinium is defending itself vigorously in this suit and has retained local counsel in order to do so.

 M. Tyler Boles v. Infinium Labs, Inc., No. V06-30. In January 2006, M. Tyler Boles sued us in the General District Court for Nelson County, Delaware, alleging a claim for money and seeking damages in the amount of $1,200. A judgment was entered in March 2006 for $1,254.

Oracle USA, Inc. v. Infinium Labs, Inc., No. C05-5049. In December 2005, Oracle USA sued us in the United States District Court, Northern District of California, San Francisco Division, alleging that the Company placed orders for software, failed to pay for such orders and thus breached the contract and seeking damages in the amount of $198,818. In March 2006 judgment was entered against Infinium in the aforementioned court for $199,068.

SBI USA, LLC v. Infinium Labs, Inc., No. 05CC10694. In November 2005, SBI USA, LLC, sued us in the Superior Court of California, Orange County, alleging breach of contract and seeking damages in the amount of $58,000. Judgment was entered against Infinium in the aforementioned court in April 2006 for $55,000.

Walter Dorwin Teague Associates v. Infinium Labs, Inc., No. 05-9-35846-2. In December 2005, Teague Associates entered an arbitration award in the Superior Court for King County, Washington. The judgment is for $51,843. . Teague & Associates was retained in 2004 to assist and support various industrial design requirements associated with hardware for the Phantom Game Service. The Company defaulted on its payment obligations and this resulted in the associated arbitration award.

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

PHANTOM ENTERTATNMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)

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

On April 10, 2006, the Company issued 15,000,000 shares of common stock in partial conversion of notes and accrued interest. Principal and interest in the amount of $127,054 was converted per the conversion terms of the note (the various conversion prices were $0.004875, $0.008799, $0.0114825 and $0.013022 per share).

On May 10, 2006, the Company issued 15,000,000 shares of common stock in partial conversion of notes and accrued interest. Principal and interest in the amount of $131,303 was converted per the conversion terms of the note (the various conversion prices were $0.004875, $0.0063328, $0.0114825 and $0.013022 per share).

 On June 29, 2006, the Company issued 30,000,000 shares of common stock with a fair value of $375,000 ($0.0125 per share) in settlement of the 2006 rent for the Sarasota office. Of this amount $94,670 was considered deferred compensation and $191,245 was an early termination fee. The shares were issued under a court ordered settlement pursuant to 3(a)(10) under the Securities Act of 1933. The party holding a majority interest in the landlord is also, on a personal basis, a past and current investor in the Company

Item 3.

Defaults upon Senior Securities:

On January 25, 2006, the Company borrowed $50,000 under a three year 5.25% unsecured promissory note with 5,000,000 warrants attached at an exercise price of $1.09. Pursuant to the SEC’s request, the associated registration statement was withdrawn on May 23, 2006. Accordingly, we were unable to obtain an effective registration and, as of June 23, 2006, were in default under the terms of the note. The note holder has accelerated the note, including a $15,000 penalty, which is due immediately. The note holder has also requested repayment for prepaid warrants of $285,000, but the Company disputes the associated claims with respect to these funds.

Item 4.

Submission of Matters to a Vote of Security Holders:

On July 13, 2006, there were three (3) matters submitted to a vote of security holders, through the solicitation of proxies or otherwise. The first proposal was to amend the Company’s articles of incorporation to change the Company’s name to Phantom Entertainment, Inc. The second proposal was to amend the Articles of Incorporation to increase the authorized shares of the Company’s common stock from 600,000,000 to 1,200,000,000. The third proposal was to approve the appointment of Webb & Company, P.A. as independent auditors for the Company. With respect to the aforementioned propositions, the following information applies:

1.	431,970,439 voted in favor of proposal 1, 5,330,904 voted against this proposal and 957,018 abstained;
2.	388,073,883 voted in favor of proposal 2, 34,156,595 voted against this proposal and 106,015,369 abstained, and
3.	427,761,764 voted in favor of proposal 3, 4,299,787 voted against and 6,196,340 abstained.

PHANTOM ENTERTATNMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)

Item 5.

Other Information:

On March 17, 2006, we filed a registration statement on Form S-8 covering the 2006 Employee Compensation Plan - A. The compensation plan authorizes 30,000,000 shares of our common stock. Such shares may be issued to non-executive employees, consultants and professionals from time to time as authorized by our board of directors.

PHANTOM ENTERTATNMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)

Item 6. Exhibits:

(a) Exhibits:

Exhibit No.	Exhibit Description	Location

10-1	8% Promissory Note between the Company and Ronald Westman, dated June 30, 2006.	Filed herewith

10-2	Form of Warrant Agreement as exhibit to Promissory Note between the Company and Ronald Westman referred to in Exhibit 10-1.	Filed herewith

10-3	Conversion Agreement between the Company and Richard Angelotti, dated August 4, 2006.	Filed herewith

31-1	Certification by Chief Executive Officer and Interim Chief Financial Officer pursuant to Sarbanes Oxley Section 302	Filed herewith

32-1	Certification by Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 21, 2006 PHANTOM ENTERTAINMENT, INC.

By: /s/ Greg Koler
Greg Koler, Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Principal Accounting and Financial Officer)