Form 10KSB/A
period 2004-12-31
Phantom Entertainment, Inc.
filed 2006-09-26
CIK 1145019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

(Amendment No.3)
(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-24269

 PHANTOM ENTERTAINMENT, INC.
(f/k/a Infinium Labs, Inc.)
(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	65-1048794 (I.R.S. Employer Identification No.)

800 Fifth Avenue, Suite 4100 Seattle, WA 98104 (Address of principal executive offices) (Zip Code)

206-447-1443 (Issuer’s telephone number)

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

EXPLANATORY NOTE

This Amendment No. 3 on Form 10-KSB/A (“Form 10-KSB/A”) to Infinium Labs, Inc.’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, initially filed with the Securities and Exchange Commission (“SEC”) on April 20, 2005 (the “Original Filing”) and amended by amendments filed on December 20, 2005 ("Amendment No. 1") and February 10, 2006 (“Amendment No. 2”), is being filed to (i) reflect our review of comments received from the Securities and Exchange Commission (“SEC”) relating to its revised interpretation with respect to FAS 133 “Accounting for Derivative Instruments and Hedging Activities,” and in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock,” (ii) respond to comments received from the SEC in connection with a review of our filings, and (iii) provide additional disclosure revisions deemed appropriate by current management. Amendment No. 1 and No. 2 each have Explanatory Notes highlighting the changes to that particular filing.

For a further discussion of the restatement and its impact on the Company’s financial statements, see Note 2 to the Consolidated Financial Statements of Infinium Labs, Inc. and Subsidiary in Item 7, as well as its more recent filings.

Except as otherwise expressly stated by reference to a specific later date, the disclosure in this Form 10-KSB/A has not been updated to reflect events occurring after the Original Filing, to modify or update those disclosures affected by subsequent events. We have, however, updated the facing page of this report to reflect the name, address and telephone number of the Company’s current principal executive offices.

In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to include a currently dated consent of our independent registered public accounting firm and currently dated certifications from our Chief Executive Officer and Interim Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The consent of the independent registered public accounting firm and the certifications of our Chief Executive Officer, who is also our Interim Chief Financial Officer, are attached to this Form 10-KSB/A as exhibits 23, 31.1and 32.1, respectively.

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

Since inception through December 31, 2004, we have incurred aggregate net losses of $73,671,276. Our loss from operations for year ended December 31, 2004 was $27,604,817; our loss from operations for the two months ended December 31, 2003 was $637,549. In addition, as of December 31, 2004, we had an accumulated deficit of $73,671,276 and we need immediate additional capital to continue operations. Given our limited resources, and the delays experienced thusfar, we are not in a position to anticipate a completion date for development of our product or a launch date for the Phantom Game Service.

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

RISK FACTORS

RISKS RELATED TO OUR BUSINESS AND COMPANY

The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements in this annual report. The risks described below are not the only ones facing our Company, but represent all of those risks deemed material by the Company. Additional risks not presently known to us may also impair our business operations.

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

Since inception through December 31, 2004, we have incurred aggregate net losses of $73,671,276. Our loss from operations for the fiscal year ended December 31, 2004 was $27,604,817. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when, if ever, our product will be launched, when customers will order products, the size of customers' orders, the demand for our products, and the level of competition and general economic conditions.

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

BECAUSE WE HAVE A LIMITED OPERATING HISTORY SINCE OUR INCEPTION IN DECEMBER 2002 AND HAVE NOT GENERATED ANY REVENUE SINCE INCEPTION, AND THE VIDEO GAME INDUSTRY IS RAPIDLY CHANGING, WE ARE UNABLE TO ACCURATELY FORECAST OUR REVENUES OR OUR ACTUAL COSTS OF OPERATIONS, AND A SHORTFALL IN REVENUES OR INCREASED COSTS OF OPERATIONS COULD CAUSE A MATERIAL ADVERSE EFFECT IN OUR BUSINESS, RESULTS OF OPERATIONS, AND FINANCIAL CONDITION.

Because we have a limited operating history since our inception in December 2002 and have not generated an revenue since our inception, and because the video game and online gaming markets are characterized by rapidly changing technologies, evolving industry standards, frequent new product and service introductions, and changing customer demands, our costs may change dramatically over time which causes us to be unable to accurately forecast our revenues. For example, in the event that the cost to manufacture our product is higher than projected or our manufacturing costs increase dramatically, we may not be able to generate profit, which may cause us to go out of business.

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

WE DEPEND ON A NUMBER OF KEY PERSONNEL, AND THEIR LOSS MAY CAUSE US TO GO OUT OF BUSINESS.

Our success will depend upon our senior management and key sales and technical personnel, particularly Timothy M. Roberts, our Chairman and CEO, and Kevin Bachus, our President and COO. The Company has employment agreements with Messrs. Bachus and Roberts, but such agreements do not mitigate the risk associated with the loss of either party’s services. The loss of the services of one or more of these persons may cause us to go out of business. Our success also depends on our ability to attract and retain qualified technical, sales and marketing, customer support, financial and accounting, and managerial personnel. Competition for such personnel in the video game entertainment industry is intense, and we cannot be certain that we will be able to retain our key personnel or that we can attract, integrate or retain other highly qualified personnel in the future.

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

 THE COMPANY'S DISCLOSURE CONTROLS AND PROCEDURES AND ITS INTERNAL CONTROLS OVER FINANCIAL REPORTING WERE INEFFECTIVE RESULTING IN THE INABILITY TO PROPERLY ACCOUNT FOR SUFFICIENT LOSS CONTINGENCY ACCRUALS TO COVER POSSIBLE MONETARY PENALTIES AND INTEREST RELATING TO OUR FAILURE TO FILE CERTAIN PAYROLL AND WITHHOLDING TAX RETURNS AND TO SATISFY REQUIRED WITHHOLDING AND PAYROLL TAX OBLIGATIONS. IF WE ARE UNABLE TO EFFECTUATE REMEDIAL ACTIONS, SUCH AS HIRING NEW STAFF TO BETTER MAINTAIN RECORDS, AND GENERALLY MAINTAIN THE EFFECTIVENESS OF OUR DISCLOSURE CONTROLS AND PROCEDURES AND INTERNAL CONTROLS, WE WILL NOT BE ABLE TO PROVIDE RELIABLE FINANCIAL STATEMENTS WHICH WOULD MAKE ANY INVESTMENT IN OUR COMPANY SPECULATIVE AND RISKY.

As of December 31, 2004, our interim principal executive officer and interim principal financial officer evaluated the effectiveness of our disclosure controls and procedures and the effectiveness of our internal controls over financial reporting and concluded that our disclosure controls and procedures and our internal controls over financial reporting were ineffective, as of the end of the periods covered by such report, so as to insure that all of the information required to be reported in our periodic reports was recorded, processed, summarized, and reported, within the time periods specified in the Commission's rules and forms, because we were not able to record and properly report sufficient loss contingency accruals to cover possible monetary penalties and interest relating to our failure to file certain payroll and withholding tax returns and to satisfy required withholding and payroll tax obligations. As noted in the Explanatory Note at the beginning of this report, this amended report is being filed to, among other things, correctly reflect these events in the financial statements contained herein. While new management is focused on improving our company’s Disclosure Controls to ensure timely and proper reporting, there can be no assurance that other items do not currently exist, or will not occur in the future, that reflect ineffective Disclosure Controls as of the Evaluation Date. Management concluded that the failure to properly account for and disclose the sufficient loss contingency accruals to cover possible monetary penalties and interest relating to our failure to file certain payroll and withholding tax returns and to satisfy required withholding and payroll tax obligations, was a material weakness in our disclosure controls and procedures and our internal controls over financial reporting.

In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Prospectively, the Company has retained new general and administrative staff to more closely monitor and record corporate transactions which are intended to strengthen our internal controls

We cannot assure you that we will be able to maintain adequate controls over our financial processes and reporting. If we are unable to effectuate remedial actions and generally maintain the effectiveness of our disclosure controls and procedures and internal controls, so as to insure that all of the information required to be reported in our periodic reports was recorded, processed, summarized, and reported, within the time periods specified in the Commission's rules and forms, we will not be able to provide reliable financial reports, our results of operations could be misstated and our reputation may be harmed. Accordingly, any investment by you in our company under these conditions could be speculative and risky.

RISKS RELATED TO OUR FINANCING AGREEMENTS

A LARGE NUMBER OF SHARES UNDERLYING THE 8% CONVERTIBLE DEBENTURES AND WARRANTS MAY BE AVAILABLE FOR FUTURE SALE AND THE SALE OF THESE SHARES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

As of December 31, 2004, we had 121,090,655 shares of common stock issued and outstanding and an obligation to reserve (i) 1,100,000 shares issuable upon conversion of a debenture of $825,000 and (ii) 21,610,521 shares issuable upon conversion of debentures in the aggregate principal amount of $2,160,000. In addition, with respect to subsection (ii) above, at that date we had outstanding options and warrants to purchase 55,816,597 shares of common stock. Under certain circumstances described in the next risk factor, the number of shares of common stock issuable upon conversion of the outstanding debentures may increase if the market price of our stock declines. The sale or potential sale of these shares may adversely affect the market price of our common stock.

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

The debentures are due and payable, with 8% interest, one year from the date of issuance, unless sooner converted into shares of our common stock. In addition, any event of default as described in the debentures could require the early repayment of the debentures, including a default interest rate of 18% on the outstanding principal balance of the debentures if the default is not cured with the specified grace period. We also will incur penalties of 2% of the principal amount of the debentures for each month beyond an initial agreed upon period during which we fail to cause a registration statement covering resale of the underlying shares to be declared effective. If the debentures are not converted into common stock and we are required to repay the debentures, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the debentures when required, the debenture holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

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

ITEM 3.  LEGAL PROCEEDINGS

On October 27, 2003, SensAble Technologies, Inc. filed a complaint against Infinium in the U.S. District Court for the District of Delaware, alleging federal trademark infringement, federal trademark dilution, federal unfair competition, and Delaware common law unfair competition regarding the trademark "Phantom". The complaint sought damages, injunctive relief against Infinium's use of the name "Phantom", surrender of the Company's website www.phantom.com withdrawal of trademark applications for the "Phantom" mark and other unspecified damages. The complaint was settled in full via a $150,000 payment to SensAble Technologies on January 10, 2005 per the Second Amendment to Concurrent Use and Settlement Agreement dated May 28, 2004. As a condition of the Second Amendment to Concurrent Use and Settlement Agreement dated May 28, 2004, Sensable Technologies subsequently returned their 120,000 shares of common stock after receipt of the $150,000 payment in 2005. The Company accrued a liability of $150,000 in November 2004 when it reasonably determined the outcome of the matter.

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

The parties entered into a settlement agreement whereby we agreed to pay SBI $55,000. The Company accrued this as a contingent liability in December 2004. To date this amount has not been made and as a result SBI has brought a new action in the Superior Court of California, Orange County, for breach of the settlement agreement and seeking damages of $58,000.00. The action was filed in November 2005 and served in February 2006. The Company accrued an additional $3,000 as a contingent liability in September 2005 upon notice from SBI.

KB Networks, Inc., Kyle Bennett and Steve Lynch v. Infinium Labs, Inc. and Timothy Roberts was filed on February 27, 2004 in the United States District Court for the Northern District of Texas, Dallas Division. The case bore the Cause Number 3:04-CV-423-D.

The parties to the proceeding are identified in the style set forth above. The Complaint asserted only claims for declaratory relief. The Complaint did not seek compensatory damages. The subject matter of the Complaint arose out of the publication by the Plaintiffs of an article about the Defendants on a website maintained by the Plaintiffs. That publication took place on September 17, 2003. Defendants sent the Plaintiffs cease and desists letters asserting that the article was defamatory in a number of respects. Defendants also asserted that the use of Infinium Labs, Inc.’s registered marks constituted a violation of the Lanham Act and otherwise constituted trademark infringement. The Original Declaratory Judgment Complaint was filed in order to obtain a declaratory judgment that the publication of the article was not defamatory and that the Plaintiffs’ use of Infinium Labs, Inc.’s trademarks in connection with the article did not constitute infringement and was an act of fair use.

Defendants filed a Motion to Dismiss the Complaint asserting that the Court lacked both subject matter and personal jurisdiction. Defendants consented to the question of personal jurisdiction. Consented to the exercise of personal jurisdiction and answered the Complaint. The District Court entered a declaratory judgment declaring that the Plaintiffs were not liable to the Defendants as a result of the publication of the article.

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

On October 8 2004, the Company issued 40,000 shares of common stock to an employee with a fair value of $20,000 ($.050 per share).

On October 18, 2004, the Company issued 100,000 shares of common stock to an employee with a fair value of $38,000 ($.38 per share).

On October 21 and 27, 2004, the Company issued 1,000,000 shares of common stock to our debenture holders from our October 2004 Bridge Loan Agreements with a fair value of $305,000 ($.305 per share) together with 1,000,000 warrants to purchase shares of common stock with a fair value of $295,000 ($.295 per share). The exercise price of the warrants is $.50 per share.

On October 21, 2004, the Company issued 50,000 shares of common stock to a consultant for financial services with a fair value of $15,500 ($.31 per share).

On October 22, 2004, the Company issued 800,000 shares of common stock to a consultant for marketing services with a fair value of $232,000 ($.29 per share).

On November 16, 2004, the Company issued 750,000 shares of common stock to an employee with a fair value of $217,500 ($.29 per share).

On November 17, 2004, the Company issued 700,000 shares of common stock to an employee with a fair value of $94,000 ($.1343).

On December 17, 2004, the Company issued 200,000 shares of common stock to an employee with a fair value of $196,000 ($.98 per share).

On November 18, 2004, the Company issued 500,000 shares of common stock to a consultant with a fair value of $130,000 ($.26 per share).

On December 15, 2004, the Company issued 375,000 shares of common stock to certain debenture holders for payment of interest with a fair value of $67,500 ($.18 per share).

On December 15, 2004, the Company issued 150,000 shares of common stock to a consultant with a fair value of $37,500 ($.25 per share).

On December 16, 2004, as additional consideration, the Company borrowed an aggregate of $1,160,000 from certain debenture holders under our December 2004 Securities Purchase Agreement and issued 250,000 shares of common stock to such holders with a fair value of $60,000 ($.24 per share) together with 16,312,461 warrants to purchase shares of common stock valued at $1,100,000. The exercise price of each traunch of 5,437,487 warrants is $.10, $.75 and $1.00 per share. In addition, 232,000 warrants to purchase shares of common stock were granted to a finder for issue costs and had no value. The exercise price of these warrants is $.50 per share.

On December 28, 2004, as additional consideration, the Company borrowed an aggregate of $1,000,000 from certain debenture holders under our December 2004 Securities Purchase Agreement and issued 500,000 shares of common stock to such with a fair value of $370,000 ($.74 per share) together with 4,687,485 warrants to purchase shares of common stock valued at $630,000. The exercise price of these warrants is $.10.

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

Liquidity and Plan of Operations

We have incurred recurring losses from operations since inception. Our loss from operations for the year ended December 31, 2004 was $27,604,817. At December 31, 2004, we had a working capital deficit of $55,978,441 and an accumulated deficit (total net losses since inception) of $73,671,276. In their report on our audited financial statements for the year ended December 31, 2004, our independent auditors expressed substantial doubt about our ability to continue as a going concern.

Our activities to date have been funded by equity and debt investments. As of December 31, 2004, we had received $8,731,747 million in equity investments and $6,197,760 million in debt and convertible debt financings (net of discount). At December 31, 2004, we were in default on payment of a promissory note with a principal amount of $350,000. Our outstanding debt for borrowed money has generally been provided on a short-term basis, bears interest at rates ranging from 8% to 17% and, in many cases, was accompanied by the grant of common stock or warrants to purchase common stock, which contributed to the costs of the financings. As of December 31, 2004, we have recorded an aggregate of $4,979,500 in debt discount, of which $2,175,588 was amortized as interest expense.

In connection with the December 2004 Financings aggregating $2.16 million, we committed to pay penalties of 2% per month for each month after an agreed upon period (approximately three months) during which we fail to cause a resale registration statement covering the underlying shares to be declared effective by the Securities and Exchange Commission. On December 16, 2004, we closed a transaction pursuant to a Securities Purchase Agreement, dated as of December 13, 2004, with several accredited investors pursuant to which those accredited investors lent an aggregate principal amount of $1,160,000 to us in exchange for (i) 8% convertible debentures Series 04-02 in that aggregate principal amount, and (ii) Class 2004-A warrants to purchase 5,437,487 shares of our common stock, Class 2004-B warrants to purchase 5,437,487 shares of our common stock and Class 2004-C warrants to purchase 5,437,487 shares of our common stock. The debentures bear interest at 8% per annum and mature on December 16, 2005. The conversion price of the debentures means seventy-five percent of the lowest closing price during the five trading days ending on the trading day before the conversion date.  Each of the warrants is exercisable until December 31, 2009, except that after the effective date of the registration statement which we have agreed to file for the resale of the lenders' shares, we may accelerate the expiration date of the Class B and Class C warrants to a date at least 3 trading days after the lender's receipt of that notice. The initial per share exercise prices of the warrants are: Class A - $.10; Class B - $0.75; and Class C - $1.00. The timely and full fulfillment of our obligations pursuant to the debentures has been personally guaranteed by Timothy M. Roberts, our Chairman and a director. In connection with this financing, we paid a finder's fee to West Hastings Limited in the amount of $92,800 and issued 232,000 warrants at an exercise price of $0.50.

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

The warrants are exercisable until December 31, 2009. The per share exercise price of the warrants is $0.10. The timely and full fulfillment of our obligations pursuant to the debentures have been personally guaranteed by Timothy M. Roberts, our chief executive officer and a director. In connection with this financing, we will pay a finder's fee to West Hastings Limited in the amount of $80,000 and issued 200,000 warrants at an exercise price of $0.50.

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

Acquiring Rights to Game Content - As a consequence of our capital shortfalls, we have defaulted in payment on some of our agreements with game publishers. Our agreements with game distributors generally provide us with the right on a non-exclusive basis to distribute games through our Phantom Game Service in exchange for royalties on net sales. In some cases, we are required to make upfront payments, which in some cases, can be applied against future royalties. At December 31, 2004, we were party to agreements with a number of distributors, of which six required upfront payments, the amount of which totaled $1,085,000. As of December 31, 2004, we had made a total of $100,000 in upfront payments and the balance of $985,000 was in default. We have not been notified by any publishers of intent to revoke distribution rights. The agreements generally have a duration of a few years, with the earliest expiring in December 2005, and require renegotiation to extend the term beyond the initial expiration date. Unless and until we receive additional financing, we are not planning to seek to enter into additional agreements of this nature. Our past defaults may adversely affect the willingness of these parties to renew the agreements if and when needed.

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

DERIVATIVE LIABILITIES

Estimating gains and losses from derivatives is one of our most critical accounting policies. This includes the gain / loss recognition related to convertible debentures, which are convertible into the Company’s stock at the option of the note holders. These derivatives require a periodic valuation of their fair value and a corresponding recognition of gain / loss and liabilities associated with such derivatives. The recognition of derivative liabilities related to the issuance of debt convertible into shares of common stock is applied first to the proceeds of such issuance, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as a loss on derivatives in the accompanying consolidated financial statements. Any subsequent increase or decrease in the fair value of the derivative liabilities is recognized as a gain / loss on derivatives.

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

Item 8A. CONTROLS AND PROCEDURES [AS OF THE END OF THE PERIOD COVERED BY THE REPORT ONLY]

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

In October 2005, Kevin Bachus, our former Chief Executive Officer and Chief Financial Officer, together with our independent auditor, determined that our Disclosure Controls as of the Evaluation Date were not effective in enabling us to record and properly report sufficient loss contingency accruals to cover possible monetary penalties and interest relating to our failure to file certain payroll and withholding tax returns and to satisfy required withholding and payroll tax obligations. As noted in the Explanatory Note at the beginning of this report, Amendment No. 1 was filed to, among other things, correctly reflect these events in the financial statements contained herein. In 2006, we determined that our Disclosure Controls as of the Evaluation Date were not effective in enabling us to record and properly report the gains and losses on derivative liabilities as related to our convertible debentures and warrants. This amended report, as noted in the Explanatory Note, is being filed to include these gains and losses on derivatives in the financial statements contained herein. While new management is focused on improving our company’s Disclosure Controls to ensure timely and proper reporting, there can be no assurance that other items do not currently exist, or will not occur in the future, that reflect ineffective Disclosure Controls as of the Evaluation Date.

In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Prospectively, the Company has retained new general and administrative staff to more closely monitor and record corporate transactions which are intended to strengthen our internal controls.

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

Directors and Executive Officers

TIMOTHY M. ROBERTS was the founder of our predecessor, Infinium Labs Operating Corporation, and has been our Chairman and Chief Executive Officer and a member of our board of directors since the merger of our subsidiary into Infinium Labs Operating Corporation. Prior to founding Infinium Labs in December 2002, Mr. Roberts was Chairman and Chief Executive Officer for Broadband Investment Group from 1999 through 2000. Broadband Investment Group was a holding company which owned a portfolio of service companies which handled broadband infrastructure. Prior to that, he was Chairman and Chief Executive Officer for Intira Corporation from 1997 through 1999 of which Mr. Roberts was a co-founder, which provided network-based computing and communication services on an outsourced basis for its customers. Mr. Roberts was also a co-founder of broadband services provider Savvis Communications (NASDAQ SVVS). Mr. Roberts co-founded Savvis in 1995 and left Savvis 2 years later to start Intira Corporation. In addition, Mr. Roberts was an investor in Phoenix Networks, a company located in St. Louis, Missouri, and founded by Peter Roberts, Mr. Roberts’ brother. Phoenix Networks was in the business of providing local area and wide area network services. As a nationwide DSL provider, Phoenix grew to 22,000 subscribers before being sold to MegaPath Networks in late 2000. Mr. Roberts served on the Board of Directors of Phoenix Networks since June 2001 until resigning in June of 2005.

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

With respect to our Directors or Executive Officers, we are aware that personal obligations to file Forms 3 and 4 during 2004 existed, but one Form 3 and no Form 4s were filed. From a review of the Company’s filings, we see that Richard Angelotti, a Director, filed a Form 3 on March 24, 2005 for the period dated January 15, 2004. Additionally, as provided in Note 11, Related Party Transactions, the Company issued its officers and directors common stock which appear, solely from a review of the Company’s filings, were not timely reported on Form 4. More specifically, these transactions are as follows:

On July 28, 2004, the Company issued Richard Angelotti, a director, 800,000 shares of common stock as consideration for the director's personal guaranty of a $500,000 note payable secured by a real estate mortgage encumbering the director's residence. On January 27, 2005, the Company borrowed $300,000 from Timothy Roberts, the Company’s Chief Executive Officer, under a 15% promissory note, which is payable no later than April 27, 2005.

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

The following table sets forth for each of the Named Executive Officers certain information concerning stock options granted to them during fiscal 2004. Our Company has never issued stock appreciation rights. Our Company grants options that generally vest immediately at an exercise price equal to the fair value of a share of common stock as determined by its closing price on the OTC Bulletin Board. The term of each option granted is generally five years from the date of grant. Options may terminate before their expiration dates if the optionee’s status as an employee is terminated or upon the optionee’s death or disability. All options granted in the table were granted pursuant to a plan that is subject to shareholder approval.

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

On July 28, 2004, the Company issued Richard Angelotti, a director, 800,000 shares of common stock as consideration for the director's personal guaranty of a promissory note payable secured by a real estate mortgage encumbering the director's residence.   The note, effective on July 28, 2004 and expiring on July 27, 2005, is payable to Stephen A. Witzer, Trustee U/A dated February 7, 1985.  The principal is for $500,000 with interest calculated at fifteen percent (15%) per annum, plus a five percent (5%) penalty, if applicable, for any late payment.  In the event of an uncured default, the interest increases to eighteen percent (18%) per annum.

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

TRANSACTIONS WITH PROMOTER

Immediately prior to the merger described above, Peter Goldstein, the promoter for Global Business Resources, Inc., surrendered to us 10,000,000 shares of our common stock in exchange for all of the issued and outstanding of our wholly-owned subsidiary Global Business Resources, Inc., a Florida corporation. The operations of such subsidiary were not material to us and were not desired to be retained following the merger.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Amendment No. 3 on Form 10-KSB/A to its Annual Report on Form 10-KSB for the year ended December 31, 2004 to be signed on its behalf by the undersigned, thereunto duly authorized.

INFINIUM LABS, INC.

Date: September 15, 2006	By:	/s/ Greg Koler
Name: Greg Koler
Title: Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Principal Accounting and Financial Officer)

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Annual Report on Form 10-KSB for the year ended December 31, 2004 to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

/s/ Greg Koler	Chief Executive Officer and	September 15, 2006
Greg Koler	Interim Chief Financial Officer

/s/ Timothy Roberts	Chairman of the Board of Directors	September 15, 2006
Timothy Roberts

/s/ Richard Angelotti	Director	September 15, 2006
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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company has had recurring net losses from inception of $73,671,276, has a working capital deficiency of $55,978,441, a stockholders deficiency of $55,241,384, and used cash in operations from inception of $11,996,783. This raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 10. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2, the Company restated its Financial Statements for the two months ended December 31, 2003 and the year ended December 31, 2004 (consolidated).

WEBB & COMPANY, P.A.

Boynton Beach, Florida
April 14, 2005, except for Notes 1(P), 2(C), 5, 7, 8 (A), 8 (D), 9 (B), 10, 11 and 12 (A) as to which date is August 18, 2006.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Balance Sheets

	December 31, 2004 (Consolidated)	December 31, 2003
ASSETS
Restated - Note 2
Current Assets:
Cash	$4,102	$45,852
Restricted Cash	894,910	—
Prepaid Expenses	66,589	—
Other Receivable	407	3,350
Total Current Assets	966,008	49,202

Property and Equipment, Net	475,122	162,763

Other Assets:
Deposits	5,440	7,490
Intangible asset, net (Note 3)	256,495	300,000
Total Other Assets	261,935	307,490

Total Assets	1,703,065	519,455

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable	$3,598,885	$349,005
Due to developers	985,000	—
Accrued interest expense	301,415	6,781
Other accrued expense	105,000	120,850
Accrued payroll and payroll taxes (Note 8(G))	1,665,769	75,997
Derivatives (Note 5(B))	42,990,032	—
Promissory notes (Note 5(A))	7,298,348	366,154

Total Current Liabilities	56,944,449	918,787

Commitments and Contingencies	—	—

Stockholders’ Deficiency:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized, 121,090,655 and 69,115,900 shares issued and outstanding, respectively (Note 6)	12,109	6,911
Additional paid-in capital (Note 6)	18,440,300	2,702,348
Subscription receivable	(22,517)	(163,517)
Accumulated deficit during development stage	(73,671,276)	(2,945,074)

Total Stockholders’ Deficiency	(55,241,384)	(399,332)

Total Liabilities and Stockholders’ Deficiency	1,703,065	519,455

See accompanying Notes to Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Statement of Operations

	For the Year Ended December 31, 2004 (Consolidated)	For the Two Months Ended December 31, 2003	For the Period from December 9, 2002 (Inception) to October 31, 2003	For the Period from December 9, 2002 (Inception to December 31, 2004) (Consolidated)
	Restated - Note 2	Restated - Note 2		Restated - Note 2
Operating Expenses:
Development costs	$3,130,854	$145,943	$259,407	$3,536,204
Advertising	1,380,377	55,141	153,038	1,588,556
Salary expense	6,985,422	172,484	—	7,157,906
Professional fees	2,808,733	58,133	837,737	3,704,603
Consultants	9,082,345	75,816	783,860	9,942,021
Impairment of assets	352,299	—	—	352,299
General and administrative	3,864,787	130,032	236,087	4,230,906
Total Operating Expenses	27,604,817	637,549	2,270,129	30,512,495
Net Loss from Operations	(27,604,817)	(637,549)	(2,270,129)	(30,512,495)

Other Income (Expense):
Other income	1,897	37	—	1,934
Loss on sale of equipment	(448)	—	—	(448)
IRS penalty and interest expense	(528,377)	(19,437)	—	(547,814)
Gain / (Loss) on derivatives	(36,906,415)	—	—	(36,906,415)
Interest expense	(5,688,042)	(17,996)	—	(5,706,038)
Total Other Income (Expense)	(43,121,385)	(37,396)	—	(43,158,781)

Loss before Income Taxes	(70,726,202)	(674,945)	(2,270,129)	(73,671,276)

Income Taxes	—	—	—	—

Net Loss	$(70,726,202)	$(674,945)	$(2,270,129)	$(73,671,276)

Per Common Share

Loss per common share - basic and diluted	$(0.70)	$(0.01)	$(0.04)	$(0.93)

Weighted average - basic and diluted	100,688,617	67,745,088	57,420,568	79,230,175

See accompanying Notes to Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Statement of Stockholders' Deficiency
For the Period from December 9, 2002 (Inception) to December 31, 2004

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Total

Stock issued to founders ($0.0004 per share)	—	$—	58,189,728	$5,819	$12,703	$—	$(18,517)	$5

Stock issued for cash ($0.12 per share)	—	—	4,423,012	442	526,261	—	—	526,703

Stock issued for services ($0.3775 per share)	—	—	2,957,376	296	1,112,709	—	—	1,113,005

Net loss for the period from December 9, 2002 (inception) to October 31, 2003	—	—	—	—	—	(2,270,129)	—	(2,270,129)

Balance, October 31, 2003	—	—	65,570,116	6,557	1,651,673	(2,270,129)	(18,517)	(630,416)

Stock issued for cash ($0.28 per share)	—	—	2,169,148	217	612,172	—	(145,000)	467,389

Stock issued for signage rights ($0.3175 per share)	—	—	942,600	94	299,906	—	—	300,000

Stock issued for services ($0.3175 per share)	—	—	434,036	43	138,597	—	—	138,640

Net loss for the two months ended December 31, 2003	—	—	—	—	—	(674,945)	—	(674,945)

Balance, December 31, 2003 (Restated - Note 2)	—	—	69,115,900	6,911	2,702,348	(2,945,074)	(163,517)	(399,332)

Recapitalization of Global Business Resources	—	—	16,156,000	1,615	(1,615)	—	—	—

Shares issued for cash ($0.25 per share)	—	—	6,650,000	665	1,661,835	—	—	1,662,500

Stock issued for cash ($0.257 per share)	—	—	—	—	—	—	141,000	141,000

Shares issued with note payable ($0.78 per share)	—	—	560,000	56	433,944	—	—	434,000

Shares issued for legal settlement ($1.475 per share)	—	—	66,668	7	98,328	—	—	98,335

Shares issued for services ($1.475 per share)	—	—	1,750,000	175	2,581,075	—	—	2,581,250

Shares issued with note payable ($1.47 per share)	—	—	7,500	—	11,025	—	—	11,025

See accompanying Notes to Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Statement of Stockholders' Deficiency
For the Period from December 9, 2002 (Inception) to December 31, 2004

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Total

Shares issued with note payable ($1.42 per share)	—	—	200,000	20	283,980	—	—	284,000

Shares issued with note payable ($1.475 per share)	—	—	100,000	10	147,490	—	—	147,500

Shares issued with note payable ($1.13 per share)	—	—	60,000	6	67,794	—	—	67,800

Shares issued with note payable ($1.43 per share)	—	—	33,000	3	47,187	—	—	47,190

Shares issued with note payable ($1.475 per share)	—	—	511,000	51	753,674	—	—	753,725

Share issued for loan default penalty ($1.475 per share)	—	—	74,999	8	110,616	—	—	110,624

Share issued for loan default penalty ($1.13 per share)	—	—	75,000	8	84,742	—	—	84,750

Share issued for loan default penalty ($1.475 per share)	—	—	80,000	8	117,992	—	—	118,000

Share issued for loan default penalty ($1.56 per share)	—	—	603,038	61	942,487	—	—	942,548

Shares issued for loan default penalty ($1.47 per share)	—	—	955,312	96	1,404,213	—	—	1,404,309

Shares issued for cash ($2.50 per share)	—	—	40,000	4	99,996	—	—	100,000

Shares issued for legal settlement ($1.455 per share)	—	—	53,332	5	77,560	—	—	77,565

Shares issued for cash ($2.00 per share)	—	—	100,000	10	199,990	—	—	200,000

See accompanying Notes to Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Statement of Stockholders' Deficiency
For the Period from December 9, 2002 (Inception) to December 31, 2004

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Total

Share issued to consultants for services ($1.44 per share)	—	—	830,000	83	1,195,117	—	—	1,195,200

Share issued to consultants for services ($1.475 per share)	—	—	100,000	10	147,490	—	—	147,500

Share issued to consultants for services ($1.60 per share)	—	—	279,260	28	446,788	—	—	446,816

Share issued to consultants for services ($0.92 per share)	—	—	440,000	44	404,756	—	—	404,800

Beneficial conversion of promissory notes at $0.75 per share	—	—	—	—	71,275	—	—	71,275

Shares issued for loan guaranty ($1.04 per share)	—	—	800,000	80	831,920	—	—	832,000

Shares issued to consultants ($1.13 per share)	—	—	1,000,000	100	1,129,900	—	—	1,130,000

Share issued to consultants for services ($0.64 per share)	—	—	21,460	2	13,732	—	—	13,734

Share issued to consultants for services ($0.61 per share)	—	—	200,000	20	121,980	—	—	122,000

Share issued to consultants for services ($0.60 per share)	—	—	36,000	4	21,416	—	—	21,420

Share issued to consultants for services ($0.60 per share)	—	—	1,933,224	193	1,162,251	—	—	1,162,444

Shares issued to employees ($0.33 per share)	—	—	300,000	30	98,970	—	—	99,000

Shares issued for cash ($0.25 per share)	—	—	1,900,400	190	474,910	—	—	475,100

See accompanying Notes to Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Statement of Stockholders' Deficiency
For the Period from December 9, 2002 (Inception) to December 31, 2004

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Total

Shares issued to employees ($0.32 per share)	—	—	1,790,000	179	565,321	—	—	565,500

Shares issued to employees ($0.22 per share)	—	—	5,199,967	520	1,136,579	—	—	1,137,099

Shares issued to executives ($0.22 per share)	—	—	1,100,000	110	240,432	—	—	240,542

Share issued to consultants for services ($0.21 per share)	—	—	3,885,410	388	811,753	—	—	812,141

Shares issued with notes payable ($0.42 per share)	—	—	1,750,000	175	734,825	—	—	735,000

Share issued to consultants for services ($0.28 per share)	—	—	1,350,000	135	377,365	—	—	377,500

Shares issued for interest ($0.18 per share)	—	—	375,000	38	67,462	—	—	67,500

Shares issued for services ($0.25 per share)	—	—	150,000	15	37,485	—	—	37,500

Shares issued for cash ($0.16 per share)	—	—	1,649,635	165	263,910	—	—	264,075

Beneficial conversion of promissory notes at $0.10 per share	—	—	—	—	318,500	—	—	318,500

Fair value of warrants issued in conjunction with promissory notes ranging from $0.10 per share to $1.00 per share	—	—	—	—	295,000	—	—	295,000

Shares contributed in kind	—	—	(1,191,450)	(119)	119	—	—	—

Reclassification of warrants to derivative liability	—	—	—	—	(4,353,617)	—	—	(4,353,617)

Net loss, December 31, 2004	—	—	—	—	—	(70,726,202)	—	(70,726,202)

BALANCE, DECEMBER 31, 2004 (CONSOLIDATED) (RESTATED - NOTE 2)	—	$—	121,090,655	$12,109	$18,440,300	$(73,671,276)	$(22,517)	$(55,241,384)

See accompanying Notes to Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Statement of Cash Flows

	For the Year Ended December 31, 2004 (Consolidated)	For the Two Months Ended December 31, 2003	For the Period from December 9, 2002 (Inception) to October 31, 2003	For the Period from December 9, 2002 (Inception) to December 31, 2004
Cash Flows from Operating Activities:	Restated - Note 2	Restated - Note 2		Restated - Note 2
Net loss	$(70,726,202)	$(674,945)	$(2,270,129)	$(73,671,276)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	170,059	3,614	675	174,348
Impairment of assets	352,299	—	—	352,299
Loss on disposal of assets	448	—	—	448
Common stock issued for services	8,452,305	138,680	1,113,005	9,703,990
Common Stock issued to employees	2,042,141	—	—	2,042,141
Common stock issued for legal settlements	175,900	—	—	175,900
Common stock issued for interest	2,727,731	—	—	2,727,731
Common stock issued for loan guarantee	832,000	—	—	832,000
Amortization of interest expense	2,150,588	25,000	—	2,175,588
(Gain) / Loss on derivatives	36,906,415	—	—	36,906,415
Changes in operating assets and liabilities:
Decrease (increase) in current assets:
Prepaid expenses and other receivables	(63,646)	(36)	(3,314)	(66,996)
Deposits	2,050	(7,490)	—	(5,440)
Increase (decrease) in current liabilities:
Accounts payable	3,249,880			3,598,885
Due to developers	985,000			985,000
Accrued interest	294,634			301,415
Other accrued expense	(15,850)			105,000
Accrued payroll and payroll taxes	1,589,772	(50,427)	603,060	1,665,769
Net Cash Used in Operating Activities	(10,874,476)	(565,604)	(556,703)	(11,996,783)

Cash Flows from Investing Activities:
Purchase of property and equipment	(803,415)	(103,388)	(63,664)	(970,467)
Sale of property and equipment	11,755	—	—	11,755
Increase in restricted cash	(894,910)	—	—	(894,910)
Net Cash Used in Investing Activities	(1,686,570)	(103,388)	(63,664)	(1,853,622)

Cash Flows from Financing Activities:
Repayments of notes payable	(1,075,000)	—	—	(1,075,000)
Proceeds from stockholder	—	—	4,940	4,940
Payments to stockholder	—	(4,940)	—	(4,940)
Proceeds from sale of common stock, net	7,737,690	478,588	515,469	8,731,747
Promissory note	5,856,606	241,154	100,000	6,197,760
Net Cash Provided by Financing Activities	12,519,296	714,802	620,409	13,854,507

NET INCREASE (DECREASE) IN CASH	(41,750)	45,810	42	4,102

CASH AT BEGINNING OF PERIOD	45,852	42	—	—

CASH AT END OF PERIOD	$4,102	$45,852	$42	$4,102

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$508,308	$6,780	$—	$515,088

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

(C) Derivatives and Corresponding Liability

The Company determined that it failed to account for its embedded conversion features and freestanding warrants pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires a periodic valuation of their fair value and a corresponding recognition of liabilities associated with such derivatives during the year ended December 31, 2004. The Company has included this expense and related liability at December 31, 2004.

A summary of significant effects of the restatement is as follows:

	Year Ended December 31, 2004 (As Previously Reported)	Amount of Change	Year Ended December 31, 2004 (As Restated)

Statement of Operations
Salary expense	$6,776,876	$208,546	$6,985,422
Consultants	9,130,767	(48,422)	9,082,345
Total Operating Expenses	27,444,693	160,124	27,604,817
Net loss from operations	(27,444,693)	(160,124)	(27,604,817)
IRS penalty and interest expense	0	(528,377)	(528,377)
Derivatives expense	0	(36,906,415)	(36,906,415)
Total Other Income (Expense)	(5,686,593)	(37,434,792)	(43,121,385)
Net loss	(33,131,286)	(37,594,916)	(70,726,202)
Loss per common share - basic and diluted	$(0.33)	$(0.37)	$(0.70)

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements

	December 31, 2004 (As Previously Reported)	Amount of Change	December 31, 2004 (As Restated)

Balance Sheet
Accrued payroll and payroll taxes	$834,682	$831,087	$1,665,769
Derivatives	0	42,990,032	42,990,032
Total current liabilities	13,123,330	43,821,119	56,944,449
Additional paid-in capital	24,523,917	(6,083,617)	18,440,300
Accumulated deficit during development stage	(36,000,363)	(37,670,913)	(73,671,276)
Total Stockholders’ Deficiency	$(11,486,854)	$(43,754,530)	$(55,241,384)

	Two Months Ended December 31, 2003 (As Previously Reported)	Amount of Change	Two Months Ended December 31, 2003 (As Restated)

Statement of Operations
Salary expense	$0	$172,484	$172,484
Consultants	191,740	(115,924)	75,816
Total Operating Expenses	580,989	56,560	637,549
Net loss from operations	(580,989)	(56,560)	(637,549)
IRS penalty and interest expense	0	(19,437)	(19,437)
Total Other Income (Expense)	(17,959)	(19,437)	(37,396)
Net loss	(598,948)	(75,997)	(674,945)
Loss per common share - basic and diluted	$(0.01)	$(0.00)	$(0.01)

	December 31, 2003 (As Previously Reported)	Amount of Change	December 31, 2003 (As Restated)

Balance Sheet
Accrued payroll and payroll taxes	$0	$75,997	$75,997
Total current liabilities	842,790	75,997	918,787
Accumulated deficit during development stage	(2,869,077)	(75,997)	(2,945,074)
Total Stockholders’ Deficiency	$(323,335)	$(75,997)	$(399,332)

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

NOTE 4    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	December 31, 2004	December 31, 2003	October 31, 2003

Office equipment	$79,331	$25,684	$10,467
Computer equipment	347,677	69,072	15,161
Computer software	368,232	10,451	—
Office furniture	126,631	40,558	28,503
Leasehold improvements	36,914	21,288	9,533
	958,785	167,053	63,664
Less accumulated depreciation	(131,364)	(4,290)	(675)
Less impairment	(352,299)	—	—
	$475,122	$162,763	$62,989

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

On May 7, 2004, the Company borrowed $100,000 under a 15% promissory note. As additional consideration, the Company issued the holder 40,000 shares of common stock having a fair value of $55,200. The shares were treated as a discount to the note and the discount were amortized over the life of the note. The note was fully paid off as of December 31, 2004.

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

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements

On December 28, 2004, the Company entered into a Bridge Loan Agreement with 14 various entities pursuant to which the Lenders advanced an aggregate principal amount of $1,000,000 to the Company on January 6, 2005 in exchange for (i) 8% secured promissory notes in such aggregate principal amount, (ii) 500,000 shares of our common stock and (iii) warrants to purchase an aggregate of 4,4687,485 shares of our common stock at an exercise price of $0.10 per share. The value of the shares and warrants of $370,000 and $630,000, respectively were treated as a discount to the note and the discount is being amortized over the life of the note. The debentures are convertible into shares of common stock. The conversion price of the debentures is seventy-five percent of the lowest closing price during the five trading days ending on the trading day before the conversion date; provided, however, that in no event will such price be more than $0.10. The note is due December 28, 2005.

Notes payable - face value	$10,102,260
Note payable - discount	2,803,912
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

(B) Derivative Liabilities

In connection with the December 2004 Financings aggregating $2.16 million, we committed to pay penalties of 2% per month for each month after an agreed upon period (approximately three months) during which we fail to cause a resale registration statement covering the underlying shares to be declared effective by the Securities and Exchange Commission. On December 16, 2004, we closed a transaction pursuant to a Securities Purchase Agreement, dated as of December 13, 2004, with several accredited investors pursuant to which those accredited investors lent an aggregate principal amount of $1,160,000 to us in exchange for (i) 8% convertible debentures Series 04-02 in that aggregate principal amount, and (ii) Class 2004-A warrants to purchase 5,437,487 shares of our common stock, Class 2004-B warrants to purchase 5,437,487 shares of our common stock and Class 2004-C warrants to purchase 5,437,487 shares of our common stock. The debentures bear interest at 8% per annum and mature on December 16, 2005. The conversion price of the debentures means seventy-five percent of the lowest closing price during the five trading days ending on the trading day before the conversion date.  Each of the warrants is exercisable until December 31, 2009, except that after the effective date of the registration statement which we have agreed to file for the resale of the lenders' shares, we may accelerate the expiration date of the Class B and Class C warrants to a date at least 3 trading days after the lender's receipt of that notice. The initial per share exercise prices of the warrants are: Class A - $.10; Class B - $0.75; and Class C - $1.00. The timely and full fulfillment of our obligations pursuant to the debentures has been personally guaranteed by Timothy M. Roberts, our Chairman and a director. In connection with this financing, we paid a finder's fee to West Hastings Limited in the amount of $92,800 and issued 232,000 warrants at an exercise price of $0.50.

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

The warrants are exercisable until December 31, 2009. The per share exercise price of the warrants is $0.10. The timely and full fulfillment of our obligations pursuant to the debentures have been personally guaranteed by Timothy M. Roberts, our chief executive officer and a director. In connection with this financing, we will pay a finder's fee to West Hastings Limited in the amount of $80,000 and issued 200,000 warrants at an exercise price of $0.50.

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

The debentures include certain features that are considered embedded derivative financial instruments, such as the conversion feature, events of default and a variable liquidated damages clause. These features are described below, as follows:

- The debentures’ conversion feature is identified as an embedded derivative and has been bifurcated and recorded on the Company's balance sheet at its fair value;

- The SPA contains certain events of default including not having 150% of the number of shares of Common Stock issuable as may be required to satisfy the conversion rights of the Holders of principal on all Unconverted Debentures outstanding at any time plus the number of shares issuable upon exercise of all outstanding Warrants held by all Holders as of such date, which is identified as an embedded derivative and has been bifurcated and recorded on the Company's balance sheet at its fair value;

In conjunction with the debentures, the Company issued warrants to purchase 21,431,946 shares of common stock. The accounting treatment of the derivatives and warrants requires that the Company record the warrants at their fair values as of the inception date of the agreement, which totaled $9,280,565.

The initial fair value assigned to the embedded derivatives and warrants was $14,463,615. The Company recorded the first $1,730,000 of fair value of the derivatives and warrants to debt discount which will be amortized to interest expense over the term of the debenture. The Company recorded an amortization expense for the year ended December 31, 2004 of $55,890.

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

In summary, the year ended December 31, 2004, the Company recorded a loss on derivatives of $22,499,402 as a result of the financing described above in accordance with guidance provided in EITF 00-19:

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

On December 13, 2004 the fair value of all other outstanding warrants was $4,353,617 and was reclassified from Additional Paid-In Capital to Derivatives Liability. At December 31, 2004 the fair value was $18,760,630 and the increase of $14,407,013 was recorded as a loss on derivatives as provided for in EITF 00-19.

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

(K) Obligation to Reserve Stock

As of December 31, 2004, the Company had an obligation to reserve 22,710,521 shares of common stock issuable upon conversion of debentures. In addition, as of December 31, 2004, the Company had outstanding options and warrants totaling 55,816,597 shares of common stock.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements

NOTE 7    INCOME TAXES

Income tax expense (benefit) is summarized as follows:

	Year Ended December 31, 2004	Two Months Ended December 31, 2003	December 9, 2002 (Inception) through October 31, 2003	December 9, 2002 (Inception) through December 31, 2004
Current:
Federal	$-	$-	$-	$-
State	-	-	-	-
Deferred - Federal and State	-	-	-	-

Income tax expense (benefit)	$-	$-	$-	$-

The Company's tax expense differs from the "expected" tax expense as follows:

	Year Ended December 31, 2004	Two Months Ended December 31, 2003	December 9, 2002 (Inception) through October 31, 2003	December 9, 2002 (Inception) through December 31, 2004

U.S. Federal income tax expense (benefit)	$(12,543,111)	$(253,982)	$(854,250)	$(13,651,343)
Effect on net operating loss carryforward	12,543,111	253,982	854,250	13,651,343
	$-	$-	$-	$-

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	December 31, 2004	December 31, 2003	October 31, 2003
Deferred tax assets:
Net operating loss carryforward	$13,651,343	$1,108,231	$854,250
Total gross deferred tax assets	13,651,343	1,108,231	854,250
Less valuation allowance	(13,651,343)	(1,108,231)	(854,250)

Net deferred tax assets	$-	$-	$-

At December 31, 2004, the Company had a net operating loss carry forward of approximately $36,277,817 for U.S. Federal income tax purposes available to offset future taxable income expiring through 2025. The net change in the valuation allowance during the year ended December 31, 2004 was an increase of $12,543,111.

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

Vivendi International

Infinium signed a letter of intent with Vivendi Universal Games, Inc. (“Vivendi”) dated September 20, 2004 that will allow Infinium to market and distribute certain games on the Phantom Game Service to future end-users, if any, through a sale, license, subscription or on a time basis.  The agreement expires two years from delivery of the gold master for each Vivendi Game although Vivendi has the right to terminate the agreement as of September 5, 2005 as Infinium did not commercially release the Phantom Game Service.  For such right, Infinium was to pay Vivendi $125,000 within five (5) days after execution of the letter of intent, $125,000 after a definitive agreement was signed and $250,000 upon delivery of a master CD with Vivendi Games.  Infinium did not remit the initial $125,000 due to Vivendi and no definitive agreement was ever negotiated.   Infinium is currently in default under the letter of intent.  $175,000 has been accrued on the accompanying financial statements.

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
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements

(C) Leases

Infinium leases office space in Sarasota, Florida (starting September 18, 2003) and Seattle, Washington (starting August 1, 2004) under operating leases that expire in 2009 and 2006, respectively. Minimum future rental payments under these leases are as follows:

Year Ending December 31,
2005	$571,893
2006	491,055
2007	309,938
2008	329,378
2009	309,355
Thereafter	—
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

(D) Litigation

On October 27, 2003, SensAble Technologies, Inc. filed a complaint against Infinium in the U.S. District Court for the District of Delaware, alleging federal trademark infringement, federal trademark dilution, federal unfair competition, and Delaware common law unfair competition regarding the trademark "Phantom". The complaint sought damages, injunctive relief against Infinium's use of the name "Phantom", surrender of the Company's website www.phantom.com withdrawal of trademark applications for the "Phantom" mark and other unspecified damages. The complaint was settled in full via a $150,000 payment to SensAble Technologies on January 10, 2005 per the Second Amendment to Concurrent Use and Settlement Agreement dated May 28, 2004. As a condition of the Second Amendment to Concurrent Use and Settlement Agreement dated May 28, 2004, Sensable Technologies returned their 120,000 shares of common stock after receipt of the $150,000 payment in 2005. The Company accrued a liability of $150,000 in November 2004 when it reasonably determined the outcome of the matter.

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

The parties entered into a settlement agreement whereby we agreed to pay SBI $55,000. The Company accrued this as a contingent liability in December 2004. To date this amount has not been made and as a result SBI has brought a new action in the Superior Court of California, Orange County, for breach of the settlement agreement and seeking damages of $58,000.00. The action was filed in November 2005 and served in February 2006. The Company accrued an additional $3,000 as a contingent liability in September 2005 upon notice from SBI.

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
	As of December 31, 2004	As of December 31, 2003
Payroll taxes	$1,117,952	$56,560
Penalties and interest	547,817	19,437
Total accrued payroll and payroll taxes	$1,665,769	$75,997

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

		Year Ended December 31, 2004	Two Months Ended December 31, 2003	December 9, 2002 (Inception) through October 31, 2003	December 9, 2002 (Inception) through December 31, 2004
Net loss available to common shareholders	As Reported	$(70,726,202)	$(674,945)	$(2,270,129)	$(73,671,276)
	Pro Forma	$(71,912,660)	$(674,945)	$(2,270,129)	$(74,857,734)

Basic and diluted loss per share	As Reported	$(0.70)	$(0.01)	$(0.04)	$(0.93)
	Pro Forma	$(0.71)	$(0.01)	$(0.04)	$(0.94)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2004: dividend yield of zero; expected volatility of 187%, risk-free interest rate of 3.86%; expected life of five years for the plan. The cost of the options was calculated based on the amount of vested shares as the vesting period is the same as the service period of the options (3 years). Based on the common stock share price, the weighted average shares equal the primary EPS on the income statement for the year ended December 31, 2004, the two months ended December 31, 2003, from December 9, 2002 (Inception) through October 31, 2003 and from December 9, 2002 (Inception) through December 31, 2004 of $(0.70), $(0.01), $(0.04) and $(0.93), respectively.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements

A summary of the status of Company’s fixed stock option plan as of December 31, 2004 and 2003, and the changes during the years then ended is presented below:
	December 31, 2004		December 31, 2003
Fixed Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	—	$—	—	$—
Cancelled	—	$—	—	$—
Granted	18,505,000	$1.43	—	$—
Forfeited	3,355,000	$1.43	—	$—
Expired	—	$—	—	$—
Exercised	—	$—	—	$—
Outstanding at end of period	15,150,000	$1.43	—	$—

Options exercisable at period end	5,184,862		—

Weighted average fair value of options granted to employees during the year	$1.43		$—

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2004	Weighted Average Exercise Price

$0.00 - 0.99	—	—	$—	—	$—
1.00 - 1.99	15,150,000	4.5	1.43	5,184,862	1.43
	15,150,000	4.5	$1.43	5,184,862	$1.43

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2003	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2003	Weighted Average Exercise Price

$0.00 - 0.99	—	—	$—	—	$—
1.00 - 1.99	—	—	—	—	—
	—	—	$—	—	$—

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

	December 31, 2004	December 31, 2003	October 31, 2003
Warrants for common stock issued to a note holder. The term of the warrants are five years expiring November 10, 2009. The warrants are exercisable at $0.10 per share	4,404,966	—	—

Warrants for common stock issued to a note holder. The term of the warrants are five years expiring November 10, 2009. The warrants are exercisable at $0.10 per share.	8,722,604	—	—

Warrants issued with subscription agreements. The term of the warrants are five years expiring November 10, 2009 and are exercisable at $0.25 per share.	678,900	—	—

Warrants issued with subscription agreements. The term of the warrants are five years expiring November 10, 2009 and are exercisable at $0.25 per share.	1,344,000	—	—

Warrants issued with subscription agreements. The term of the warrants are five years expiring November 10, 2009 and are exercisable at $0.10 per share.	3,084,181	—	—

Warrants issued in conjunction with convertible notes. The term of the warrants are five years expiring December 31, 2009 and are exercisable at $0.50 per share.	232,000	—	—

Warrants issued in conjunction with convertible notes. The term of the warrants are five years expiring December 31, 2009 and are exercisable at $0.50 per share.	200,000	—	—

Warrants for common stock issued to note holders. The term of the warrants are five years expiring October 22, 2009. The warrants are exercisable at $0.50 per share.	500,000	—	—

Warrants for common stock issued to note holders. The term of the warrants are five years expiring October 27, 2009. The warrants are exercisable at $0.50 per share.	500,000	—	—

Warrants for common stock issued to note holders. The term of the warrants are five years expiring December 31, 2009. The warrants are exercisable at $0.10 per share.	5,437,487	—	—

Warrants for common stock issued to note holders. The term of the warrants are five years expiring December 31, 2009. The warrants are exercisable at $0.75 per share.	5,437,487	—	—

Warrants for common stock issued to note holders. The term of the warrants are five years expiring December 31, 2009. The warrants are exercisable at $1.00 per share.	5,437,487	—	—

Warrants for common stock issued to note holders. The term of the warrants are five years expiring December 31, 2009. The warrants are exercisable at $0.10 per share.	4,687,485	—	—

Total	40,666,597	—	—

NOTE 10    GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no sales and has recurring losses from inception of $73,671,276, has a working capital deficiency of $55,978,441, a stockholders deficiency of $55,241,384 and has a negative cash flow from operations of $11,996,783. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

On January 27, 2005, we borrowed $300,000 from Timothy Roberts, our former CEO and the Chairman and a Director of our company, under a 15% promissory note, which was payable no later than April 27, 2005. The note was subsequently transferred by Mr. Roberts to parties unaffiliated with us. On or about May 10 through 12, 2005, this note was assigned by Mr. Roberts to the following individuals with corresponding amounts: (1) Gerard Dariano, $100,000; (2) Fred Niedrich, $50,000; (3) Gary Fears, $50,000; and (4) John Landino, $100,000.

On March 11, 2005, we issued 800,000 shares of common stock with a fair value of $272,000 ($.34 per share) in lieu of cash compensation to Richard Angelotti, Director.

On May 10, 2005, we issued 250,000 shares of common stock with a fair value of $37,500 ($0.15 per share) in lieu of cash compensation to Kevin Bachus as our President and Chief Operating Officer.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements

NOTE 12 SUBSEQUENT EVENTS

(A) Notes Payable
On January 27, 2005, the Company borrowed $300,000 Timothy Roberts, the Company’s Chief Executive Officer, under a 15% promissory note, which is payable no later than April 27, 2005. . The note was subsequently transferred by Mr. Roberts to parties unaffiliated with us. On or about May 10 through 12, 2005, this note was assigned by Mr. Roberts to the following individuals with corresponding amounts: (1) Gerard Dariano, $100,000; (2) Fred Niedrich, $50,000; (3) Gary Fears, $50,000; and (4) John Landino, $100,000.

On January 28, 2005, the Company borrowed $135,000 under a 17% promissory note, which is payable no later than April 30, 2005.

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

On March 9, 2005, the Company borrowed $400,000 under a 10% promissory note, which is payable no later than April 15, 2005. The note and interest are in default.

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