Form 10QSB/A
period 2005-03-31
Phantom Entertainment, Inc.
filed 2006-09-26
CIK 1145019

OMB APPROVAL
OMB Number: 3235-0416
Expires: February 28, 2006
Estimated average burden hours per response 182.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

(Amendment No. 2)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period from January 1, 2005 to March 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________  to ____________

Commission File Number: 000-50535

PHANTOM ENTERTAINMENT, INC.
(f/k/a Infinium Labs, Inc.)
(Exact name of small business issuer as specified in its charter)

Delaware	65-1048794
(State or other jurisdiction Identification No.)	(IRS Employer of incorporation or organization)

800 Fifth Avenue, Suite 4100, Seattle, WA	98104
(Address of Principal Executive Offices)	(Zip Code)

206-447-1443
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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-QSB/A (“Form 10-QSB/A”) to Phantom Entertainment, Inc.’s (f/k/a Infinium Labs, Inc.) Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2005, initially filed with the Securities and Exchange Commission (“SEC”) on May 23, 2005 (the “Original Filing”) and amended by an amendment filed on December 20, 2005 ("Amendment No. 1”), is being filed to (i) reflect our review of comments received from the Securities and Exchange Commission (“SEC”) relating to its revised interpretation with respect to FAS 133 “Accounting for Derivative Instruments and Hedging Activities,” and in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock,” (ii) respond to comments received from the SEC in connection with a review of our filings, and (iii) provide additional disclosure revisions deemed appropriate by current management.  Amendment No. 1 has an Explanatory Note highlighting the changes to that particular filing.

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

In addition, pursuant to the rules of the SEC, Item 7 of Part III of the Original Filing has been amended to include currently dated certifications from our Chief Executive Officer, who is also our Interim Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Chief Executive Officer, who is also our Interim Chief Financial Officer, are attached to this Form 10-QSB/A as exhibits 31.1and 32.1, respectively.

PART I.   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INFINIUM LABS, INC. AND SUBSIDIARY
.(A DEVELOPMENT STAGE COMPANY)
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

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Balance Sheets

Restated - Note 2

ASSETS
	March 31, 2005 (Unaudited)	December 31, 2004
Current Assets:
Cash	$1,988	$4,102
Restricted Cash	—	894,910
Prepaid Expenses	22,244	66,589
Other Receivable	1,465	407
Total Current Assets	25,697	966,008

Property and Equipment, Net	432,170	475,122

Other Assets:
Deposits	5,250	5,440
Intangible asset, net	242,001	256,495
Total Other Assets	247,251	261,935
Total Assets	$705,118	$1,703,065

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable	$2,982,091	$3,598,885
Due to developers	885,000	985,000
Accrued interest expense	487,775	301,415
Other accrued expense	120,946	105,000
Accrued payroll and payroll taxes (Note 6D)	2,121,839	1,665,769
Derivatives (Note 3(B))	15,357,490	42,990,032
Promissory notes, net (Note 3(A)	7,564,208	7,298,348

Total Current Liabilities	29,519,349	56,944,449

Commitments and Contingencies	—	—

Stockholders’ Deficiency:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value, 600,000,000 shares authorized, 143,087,397 and 121,090,655 shares issued and outstanding, respectively (Note 4)	14,309	12,109
Additional paid-in capital (Note 4)	31,374,000	18,440,300
Subscription receivable	(22,517)	(22,517)
Deferred compensation	(19,665)	—
Accumulated deficit during development stage	(60,160,358)	(73,671,276)

Total Stockholders’ Deficiency	(28,814,231)	(55,241,384)
Total Liabilities and Stockholders’ Deficiency	$705,118	$1,703,065

See accompanying Notes to Consolidated Financial Statements..

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Operations
(Unaudited)
Restated - Note 2

	For the Three Months Ended March 31, 2005	For the Three Months Ended March 31, 2004	For the Period from December 9, 2002 (Inception) to March 31, 2005

Operating Expenses:
Development costs	$—	$507,810	$3,536,204
Advertising	132,969	48,776	1,721,525
Salary expense	1,181,808	598,993	8,339,714
Professional fees	582,188	996,214	4,286,791
Consultants	1,342,499	3,039,034	11,284,520
Impairment of assets	—	—	352,299
General and administrative	584,802	1,020,626	4,815,708
Total Operating Expenses	3,824,266	6,211,453	34,336,761
Net Loss from Operations	(3,824,266)	(6,211,453)	(34,336,761)

Other Income (Expense):
Other income	—	—	1,934
Loss on sale of equipment	—	—	(448)
Loss on conversion of notes	(8,476,455)	—	(8,476,455)
IRS penalty and interest expense	(37,950)	(18,194)	(585,764)
Gain / (Loss) on derivatives	27,832,542	—	(9,073,873)
Interest expense	(1,982,953,)	(85,029)	(7,688,991)
Total Other Income (Expense)	17,335,184	(103,223)	(25,823,597)

Income (Loss) before Income Taxes	13,510,918	(6,314,676)	(60,160,358)

Income Taxes	—	—	—

Net Income (Loss)	$13,510,918	$(6,314,676)	$(60,160,358)

Per Common Share

Income (Loss) per common share - basic and diluted	$0.10	$(0.07)	$(0.71)

Weighted average - basic and diluted	132,026,521	89,826,588	84,866,796

See accompanying Notes to Consolidated Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders’ Deficiency
For the Period from December 9, 2002 (Inception) to March 31, 2005
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total

Stock issued to founders ($0.0004 per share)	—	$—	58,189,728	$5,819	$12,703	$—	$(18,517)	—	$5

Stock issued for cash ($0.12 per share)	—	—	4,423,012	442	526,261	—	—	—	526,703

Stock issued for services ($0.3775 per share)	—	—	2,957,376	296	1,112,709	—	—	—	1,113,005

Net loss for the period from December 9, 2002 (inception) to October 31, 2003	—	—	—	—	—	(2,270,129)	—	—	(2,270,129)

Balance, October 31, 2003	—	—	65,570,116	6,557	1,651,673	(2,270,129)	(18,517)	—	(630,416)

Stock issued for cash ($0.28 per share)	—	—	2,169,148	217	612,172	—	(145,000)	—	467,389

Stock issued for signage rights ($0.3175 per share)	—	—	942,600	94	299,906	—	—	—	300,000

Stock issued for services ($0.3175 per share)	—	—	434,036	43	138,597	—	—	—	138,640

Net loss for the two months ended December 31, 2003	—	—	—	—	—	(674,945)	—	—	(674,945)

Balance, December 31, 2003 (Restated - Note 2)	—	—	69,115,900	6,911	2,702,348	(2,945,074)	(163,517)	—	(399,332)

Recapitalization of Global Business Resources	—	—	16,156,000	1,615	(1,615)	—	—	—	—

Shares issued for cash ($0.25 per share)	—	—	6,650,000	665	1,661,835	—	—	—	1,662,500

Shares issued for cash ($0.257 per share)	—	—	—	—	—	—	141,000	—	141,000

See accompanying Notes to Consolidated Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders’ Deficiency
For the Period from December 9, 2002 (Inception) to March 31, 2005
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total

Shares issued with note payable ($0.78 per share)			560,000	56	433,944	—	—	—	434,000

Shares issued for legal settlement ($1.475 per share)			66,668	7	98,328	—	—	—	98,335

Shares issued for services ($1.475 per share)			1,750,000	175	2,581,075	—	—	—	2,581,250

Shares issued with note payable ($1.47 per share)			7,500	—	11,025	—	—	—	11,025

Shares issued with note payable ($1.42 per share)	—	—	200,000	20	283,980	—	—	—	284,000

Shares issued with note payable ($1.475 per share)	—	—	100,000	10	147,490	—	—	—	147,500

Shares issued with note payable ($1.13 per share)	—	—	60,000	6	67,794	—	—	—	67,800

Shares issued with note payable ($1.43 per share)	—	—	33,000	3	47,187	—	—	—	47,190

Shares issued with note payable ($1.475 per share)	—	—	511,000	51	753,674	—	—	—	753,725

Shares issued for loan default penalty ($1.475 per share)	—	—	74,999	8	110,616	—	—	—	110,624

Shares issued for loan default penalty ($1.13 per share)	—	—	75,000	8	84,742	—	—	—	84,750

See accompanying Notes to Consolidated Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders’ Deficiency
For the Period from December 9, 2002 (Inception) to March 31, 2005
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total

Share issued for loan default penalty ($1.475 per share)	—	—	80,000	8	117,992	—	—	—	118,000

Shares issued for loan default penalty ($1.56 per share)	—	—	603,038	61	942,487	—	—	—	942,548

Shares issued for loan default penalty ($1.47 per share)	—	—	955,312	96	1,404,213	—	—	—	1,404,309

Shares issued for cash ($2.50 per share)	—	—	40,000	4	99,996	—	—	—	100,000

Shares issued for legal settlement ($1.455 per share)	—	—	53,332	5	77,560	—	—	—	77,565

Shares issued for cash ($2.00 per share)	—	—	100,000	10	199,990	—	—	—	200,000

Shares issued to consultants for services ($1.44 per share)	—	—	830,000	83	1,195,117	—	—	—	1,195,200

Shares issued to consultants for services ($1.475 per share)	—	—	100,000	10	147,490	—	—	—	147,500

Shares issued to consultants for services ($1.60 per share)	—	—	279,260	28	446,788	—	—	—	446,816

Shares issued to consultants for services ($0.92 per share)	—	—	440,000	44	404,756	—	—	—	404,800

Beneficial conversion of promissory notes at $0.75 per share	—	—	—	—	71,275	—	—	—	71,275

Shares issued for loan guaranty ($1.04 per share)	—	—	800,000	80	831,920	—	—	—	832,000

See accompanying Notes to Consolidated Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders’ Deficiency
For the Period from December 9, 2002 (Inception) to March 31, 2005
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total

Shares issued to consultants ($1.13 per share)	—	—	1,000,000	100	1,129,900	—	—	—	1,130,000

Shares issued to consultants for services ($0.64 per share)	—	—	21,460	2	13,732	—	—	—	13,734

Shares issued to consultants for services ($0.61 per share)	—	—	200,000	20	121,980	—	—	—	122,000

Shares issued to consultants for services ($0.60 per share)	—	—	36,000	4	21,416	—	—	—	21,420

Shares issued to consultants for services ($0.60 per share)	—	—	1,933,224	193	1,162,251	—	—	—	1,162,444

Shares issued to employees ($0.33 per share)	—	—	300,000	30	98,970	—	—	—	99,000

Shares issued for cash ($0.25 per share)	—	—	1,900,400	190	474,910	—	—	—	475,100

Shares issued to employees ($0.32 per share)	—	—	1,790,000	179	565,321	—	—	—	565,500

Shares issued to employees ($0.22 per share)	—	—	5,199,967	520	1,136,579	—	—	—	1,137,099

Shares issued to executives ($0.22 per share)	—	—	1,100,000	110	240,432	—	—	—	240,542

Shares issued to consultants for services ($0.21 per share)	—	—	3,885,410	388	811,753	—	—	—	812,141

Shares issued with notes payable ($0.42 per share)	—	—	1,750,000	175	734,825	—	—	—	735,000

See accompanying Notes to Consolidated Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders’ Deficiency
For the Period from December 9, 2002 (Inception) to March 31, 2005
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total

Shares issued to consultants for services ($0.28 per share)	—	—	1,350,000	135	377,365	—	—	—	377,500

Shares issued for interest ($0.18 per share)	—	—	375,000	38	67,462	—	—	—	67,500

Shares issued for services ($0.25 per share)	—	—	150,000	15	37,485	—	—	—	37,500

Shares issued for cash ($0.16 per share)	—	—	1,649,635	165	263,910	—	—	—	264,075

Beneficial conversion of promissory notes at $0.10 per share	—	—	—	—	318,500	—	—	—	318,500

Fair value of warrants issued in conjunction with promissory notes ranging from $0.10 per share to $1.00 per share	—	—	—	—	295,000	—	—	—	295,000

Shares contributed in kind	—	—	(1,191,450)	(119)	119	—	—	—	—

Reclassification of warrants to derivative liability	—	—	—	—	(4,353,617)				(4,353,617)

Net loss, December 31, 2004	—	—	—	—	—	(70,726,202)	—	—	(70,726,202)

Balance, December 31, 2004 (Restated - Note 2)	—	—	121,090,655	12,109	18,440,300	(73,671,276)	(22,517)	—	(55,241,384)

Shares issued to Director for services ($1.59 per share)	—	—	40,000	4	63,596	—	—	—	63,600

Shares issued to consultants for services ($0.87 per share)	—	—	125,179	13	108,916	—	—	—	108,929

Shares issued to convert note payable ($1.18 per share)	—	—	7,043,750	704	8,310,921	—	—	—	8,311,625

See accompanying Notes to Consolidated Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders’ Deficiency
For the Period from December 9, 2002 (Inception) to March 31, 2005
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total

Shares issued to consultants for services ($0.54 per share)	—	—	1,200,000	120	647,880	—	—	—	648,000

Shares issued to convert note payable ($0.365 per share)	—	—	4,925,291	493	1,797,238	—	—	—	1,797,731

Shares issued to consultants for services ($0.32 per share)	—	—	1,722,453	172	558,675	—	—	(19,665)	539,182

Shares issued to employees ($0.25 per share)	—	—	225,000	22	56,228	—	—	—	56,250

Shares issued to convert note payable ($0.122 per share)	—	—	5,815,069	582	711,336	—	—	—	711,918

Shares issued to consultant for services ($0.32 per share)	—	—	100,000	10	31,990	—	—	—	32,000

Shares issued to Director for services ($0.34 per share)	—	—	800,000	80	271,920	—	—	—	272,000

Beneficial conversion of promissory notes	—	—	—	—	375,000	—	—	—	375,000

Net income for the three months ended March 31, 2005	—	—	—	—	—	13,510,918	—	—	13,510,918

BALANCE, MARCH 31, 2005 (RESTATED - NOTE 2)	—	$—	143,087,397	$14,309	$31,374,000	$(60,160,358)	$(22,517)	(19,665)	$(28,814,231)

See accompanying Notes to Consolidated Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Cash Flows
(Unaudited)
Restated - Note 2

	For the Three Months Ended March 31, 2005	For the Three Months Ended March 31, 2004	For the Period from December 9, 2002 (Inception) to March 31, 2005
Cash Flows from Operating Activities:
Net income (loss)	$13,510,918	$(6,314,676)	$(60,160,358)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	57,445	12,766	231,793
Impairment of assets	—	—	352,299
Loss on disposal of assets	—	—	448
Common stock issued for services, net deferred compensation	1,663,711	2,679,045	11,367,701
Common Stock issued to employees	56,250	—	2,098,391
Common stock issued for legal settlements	—	—	175,900
Common stock issued for interest	319,818	—	3,047,549
Common stock issued for loan guarantee	—	—	832,000
Loss on conversion of notes payable	8,476,455	—	8,476,455
Amortization of interest expense	1,455,860	31,750	3,631,448
(Gain) / Loss on derivatives	(27,832,542)	—	9,073,873
Changes in operating assets and liabilities:
Decrease (increase) in current assets:
Other receivables	(1,057)	(17,928)	(1,464)
Deposits	190	(71,534)	(5,250)
Prepaid expense	44,346	(1,017,250)	(22,243)
Increase (decrease) in current liabilities:
Accounts payable	(616,794)	1,383,845	2,982,091
Due to developers	(100,000)	—	885,000
Accrued interest	186,360	(6,781)	487,775
Other accrued expense	15,947	(120,850)	120,946
Accrued payroll and payroll taxes	456,069	68,654	2,121,839
Net Cash Used in Operating Activities	(2,307,024)	(3,372,959)	(14,303,807)

Cash Flows from Investing Activities:
Purchase of property and equipment	—	(172,843)	(970,467)
Sale of property and equipment	—	—	11,755
(Increase) decrease in restricted cash	894,910	—	—
Net Cash Provided (Used) in Investing Activities	894,910	(172,843)	(958,712)

Cash Flows from Financing Activities:
Repayments of notes payable	—	(375,000)	(1,075,000)
Proceeds from stockholder	—	3,314	4,940
Payments to stockholder	—	—	(4,940)
Proceeds from sale of common stock, net	575,000	2,157,040	9,306,747
Promissory note	835,000	2,067,346	7,032,760
Net Cash Provided by Financing Activities	1,410,000	3,852,700	15,264,507

NET INCREASE (DECREASE) IN CASH	(2,114)	306,898	1,988

CASH AT BEGINNING OF PERIOD	4,102	45,852	—

CASH AT END OF PERIOD	$1,988	$352,750	$1,988

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$18,750	$26,995	$533,838

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

(Q) Derivative Liabilities

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

(C) Derivatives and Corresponding Liability

The Company determined that it failed to account for its embedded conversion features and freestanding warrants pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires a periodic valuation of their fair value and a corresponding recognition of liabilities associated with such derivatives during the three months ended March 31, 2005. The Company has included this expense and related liability at March 31, 2005.

(B)  Discount on Note Payable

The Company determined that it failed to record the discount and the applicable amortization of the discount on a note payable related to warrants issued during the three months ended March 31, 2005. The Company has included this discount and the amortization of the discount in the restated expenses and related liabilities at March 31, 2005.

A summary of significant effects of the restatement is as follows:

	Three Months Ended March 31, 2005 (As Previously Reported)	Amount of Change	Three Months March 31, 2005 Ended (As Restated)

Statement of Operations

Salary expense	$1,044,252	$137,556	$1,181,808
Total Operating Expenses	3,654,054	170,212	3,824,266
Net loss from operations	(3,654,054)	(170,212)	(3,824,266)
IRS penalty and interest expense	0	(37,950)	(37,950)
Derivative income	0	27,832,542	27,832,542
Interest expense	(1,949,620)	(33,333)	(1,982,953)
Total Other Income (Expense)	(10,409,802)	27,744,986	17,335,184
Net income (loss)	(14,063,856)	27,574,774	13,510,918
Loss per common share - basic and diluted	$(0.11)	$0.21	$0.10

	March 31, 2005 (As Previously Reported)	Amount of Change	March 31, 2005 (As Restated)
Balance Sheet

Accrued payroll and payroll taxes	$1,151,834	$970,005	$2,121,839
Derivatives	0	15,357,490	15,357,490
Promissory notes	7,730,875	(166,667)	7,564,208
Total current liabilities	13,319,928	16,199,421	29,519,349
Additional paid-in capital	37,457,617	(6,083,617)	31,374,000
Accumulated deficit during development stage	(50,064,219)	(10,096,139)	(60,160,358)
Total Stockholders’ Deficiency	$(12,614,810)	$(16,199,420)	$(28,814,230)

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

On May 7, 2004, the Company borrowed $250,000 under a 15% promissory note which was initially payable on September 15, 2004 and was extended to April 30, 2005 per a conversion option agreement dated November 10, 2004 that entitles the note holder to convert the amount of the note into shares of stock at a per share price of $0.10; the conversion option was treated as a $102,500 discount to the debenture and the discount was amortized over the life of the conversion option agreement. In addition, the note holder is entitled to a Stock Purchase Warrant for 200% of the number of shares obtained in the conversion at a warrant exercise price of $0.10. As additional consideration, the Company issued to the holder 100,000 shares of common stock having a fair value of $147,500. The shares were treated as a discount to the note and the discount is being amortized over the life of the note. The note is secured with the assets of the Company. The principal and accrued interest due on this note as of March 31, 2005 was $288,116 and the entire amount of the note was converted into common stock during May 2005 (see Note 10).

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

On June 21, 2004, the Company borrowed $1,500,000 under a 15% promissory note, which was payable no later than June 22, 2005. As additional consideration, the Company issued the holder 60,000 shares of common stock having a fair value of $67,800. The shares were treated as a discount to the note and the discount is being amortized over the life of the note. As consideration for the Chief Executive Officer’s personal guaranty of note, the Company compensated the Chief Executive Officer $50,000. The principal and accrued interest due on this note as of March 31, 2005 was $1,565,000 and the entire amount of the note was converted into common stock on April 11, 2005 (see Note 10).

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

On January 27, 2005, the Company borrowed $300,000 from Timothy Roberts, the Company’s Chief Executive Officer, under a 15% promissory note, which is payable no later than April 27, 2005. This note is currently in default. On or about May 10 through 12, 2005, this note was assigned by Mr. Roberts to following parties (1) Gerard Dariano, $100,000; (2) Fred Niedrich, $50,000; (3) Gary Fears, $50,000; and (4) John Landino, $100,000.

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

Notes payable - face value	$9,487,260
Notes payable - discount	1,923,052
$7,564,208

The discount from the face value of the promissory notes is being amortized over the life of the promissory notes as additional interest expense. During the three month period ended March 31, 2005, the three month period ended March 31, 2004 and the period from December 9, 2002 (Inception) to March 31, 2005, the Company has recorded interest expense from the discounts of $1,455,860, $56,750 and $3,631,448 respectively.

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

The initial fair value assigned to the embedded derivatives and warrants was $14,463,615. The Company recorded the first $1,730,000 of fair value of the derivatives and warrants to debt discount which will be amortized to interest expense over the term of the debenture. The Company recorded an amortization expense for the three months ended March 31, 2005, the three months ended March31, 2004 and from December 9, 2002 (Inception) through March 31, 2005 of $532,603, $0 and $588,493, respectively.

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

In summary, the three months ended March 31, 2005, the three months ended March31, 2004 and from December 9, 2002 (Inception) through March 31, 2005, the Company recorded a gain / (loss) on derivatives of $15,166,676, $0 and $(7,332,725), respectively, as a result of the financing described above in accordance with guidance provided in EITF 00-19:

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

As of March 31, 2005 and December 31, 2004, the fair value of all other outstanding warrants was, $6,094,764 and $18,760,630, respectively. The difference of $12,665,866 was recorded as a gain on derivatives as provided for in EITF 00-19.

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

(L)   Obligation to Reserve Stock

As of March 31, 2005, the Company had an obligation to reserve 22,027,660 shares of common stock issuable upon conversion of debentures. In addition, as of March 31, 2004, the Company had outstanding options and warrants totaling 60,692,453 shares of common stock.

(M)   Amendment to Articles of Incorporation

On February 24, 2005, the Company amended its Articles of Incorporation to provide for an increase in its authorized share capital. The authorized capital stock increased to 600,000,000 common shares at a par value of $0.0001 per share.

NOTE 5	INCOME TAXES

Income tax expense (benefit) is summarized as follows:

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	December 9, 2002 (Inception) through March 31, 2005
Current:
Federal	$—	$—	$—
State	—	—	—
Deferred - Federal and State	—	—	—

Income tax expense (benefit)	$—	$—	$—

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

The Company's tax expense differs from the "expected" tax expense as follows:

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	December 9, 2002 (Inception) through March 31, 2005

U.S. Federal income tax expense (benefit)	$(5,012,569)	$(2,210,137)	$(17,880,270)
Effect on net operating loss carryforward	5,012,569	2,210,137	17,880,270
	$—	$—	$—

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	March 31, 2005 (Unaudited)	December 31, 2004
Deferred tax assets:
Net operating loss carryforward	$17,880,270	$12,867,701
Total gross deferred tax assets	17,880,270	12,867,701
Less valuation allowance	(17,880,270)	(12,867,701)

Net deferred tax assets	$—	$—

At March 31, 2005, the Company had a net operating loss carryforward of $51,086,485 for U.S. Federal income tax purposes available to offset future taxable income expiring through 2025. The net change in the valuation allowance during the three months ended March 31, 2005 was an increase of $5,012,569.

NOTE 6	COMMITMENTS AND CONTINGENCIES

(A)   Distribution Agreements

Riverdeep, Inc .
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

Infinium Labs, Inc., Timothy M. Roberts and Robert Shambro v. Digital Interactive Streams, Inc. and Royal O'Brien , No. 2004 CA 8193 NC. Plaintiffs have sued Defendants alleging breach of a settlement agreement ("Settlement Agreement") and conversion, and are seeking damages in an amount to be determined by the Court. Defendants have counterclaimed alleging breach of the Settlement Agreement and are seeking $500,000, warrants to purchase Infinium common stock and a declaratory judgment that they materially complied with the Settlement Agreement. The parties currently are conducting discovery and no amounts have been accrued as of March 31, 2005.

In re Certain Fax Blasts

A confidential, non-public SEC investigation entitled “ In re Certain Fax Blasts” is ongoing. The Company has provided documents in response to SEC subpoenas, and two Company employees, including the CEO, have testified in the investigation concerning, among other things, events at the Company. The Company’s response to the SEC subpoenas is continuing.

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

		Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	December 9, 2002 (Inception) through March 31, 2005
Net income (loss) available to common shareholders	As Reported	$13,510,918	$(6,314,676)	$(60,160,358)
	Pro Forma	$12,917,689	$(6,314,676)	$(61,940,046)

Basic and diluted loss per share	As Reported	$0.10	$(0.07)	$(0.71)
	Pro Forma	$0.10	$(0.07)	$(0.73)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The cost of the options was calculated based on the amount of vested shares as the vesting period is the same as the service period of the options (3 years). Based on the common stock share price, the weighted average shares equal the primary EPS on the income statement for the three months ended March 31, 2005, the three months ended March 31, 2004 and from December 9, 2002 (Inception) through March 31, 2005 of $0.10, $(0.07) and $(0.71), respectively.

A summary of the status of Company’s fixed stock option plan as of March 31, 2005 and December 31, 2004 is presented below:

	March 31, 2005 (Unaudited)		December 31, 2004
Fixed Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	15,150,000	$—	—	$—
Cancelled	—	$—	—	$—
Granted	—	$1.43	18,505,000	$1.43
Forfeited	—	$1.43	3,355,000	$1.43
Expired	—	$—	—	$—
Exercised	—	$—	—	$—
Outstanding at end of period	15,150,000	$1.43	15,150,000	$1.43

Options exercisable at period end	6,321,529		5,184,862

Weighted average fair value of options granted to employees during the year	$1.43		$1.43

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2005 (Unaudited)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2005 (Unaudited)	Weighted Average Exercise Price

$0.00 - 0.99	—	—	$—	—	$—
$1.00 - 1.99	15,150,000	4.5	1.43	6,321,529	1.43
	15,150,000	4.5	$1.43	6,321,529	$1.43

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2004	Weighted Average Exercise Price

$0.00 - 0.99	—	—	$—	—	$—
$1.00 - 1.99	15,150,000	4.5	1.43	5,184,862	1.43
	15,150,000	4.5	$1.43	5,184,862	$1.43

(B)   Warrants Issued and Outstanding

Stock Purchase Warrants

For the twelve months ended December 31, 2004, the Company granted warrants to purchase shares of common stock in conjunction with notes payable. The warrants were treated as discounts to the notes and the company recognized an expense of $459,908 and $345,384, respectively, in the statement of operations for the quarter ended March 31, 2005 and the year ended December 31, 2004 for the amortization of the discounts related to the warrants.

	March 31, 2005	December 31, 2004
Warrants for common stock issued to a note holder. The term of the warrants are five years expiring November 10, 2009. The warrants are exercisable at $0.10 per share. The additional warrants issued in the first quarter of 2005 were in consideration for and in connection with conversion of a $200,000 promissory note.	5,873,288	4,404,966

Warrants for common stock issued to a note holder. The term of the warrants are five years expiring November 10, 2009. The warrants are exercisable at $0.10 per share. The additional warrants issued in the first quarter of 2005 were in consideration for and in connection with conversion of a $200,000 promissory note.	11,630,138	8,722,604

Warrants issued with subscription agreements. The term of the warrants are five years expiring November 10, 2009 and are exercisable at $0.25 per share.	678,900	678,900

Warrants issued with subscription agreements. The term of the warrants are five years expiring November 10, 2009 and are exercisable at $0.25 per share.	1,344,000	1,344,000

Warrants issued with subscription agreements. The term of the warrants are five years expiring November 10, 2009 and are exercisable at $0.10 per share.	3,084,181	3,084,181

Warrants issued in conjunction with convertible notes. The term of the warrants are five years expiring December 31, 2009 and are exercisable at $0.50 per share.	232,000	232,000

Warrants issued in conjunction with convertible notes. The term of the warrants are five years expiring December 31, 2009 and are exercisable at $0.50 per share.	200,000	200,000

Warrants for common stock issued to note holders. The term of the warrants are five years expiring October 22, 2009. The warrants are exercisable at $0.50 per share.	500,000	500,000

Warrants for common stock issued to note holders. The term of the warrants are five years expiring October 27, 2009. The warrants are exercisable at $0.50 per share.	500,000	500,000

Warrants for common stock issued to note holders. The term of the warrants are five years expiring December 31, 2009. The warrants are exercisable at $0.10 per share.	5,437,487	5,437,487

Warrants for common stock issued to note holders. The term of the warrants are five years expiring December 31, 2009. The warrants are exercisable at $0.75 per share.	5,437,487	5,437,487

Warrants for common stock issued to note holders. The term of the warrants are five years expiring December 31, 2009. The warrants are exercisable at $1.00 per share.	5,437,487	5,437,487

Warrants for common stock issued to note holder. The term of the warrants is three years expiring February 4, 2008. The warrants are exercisable at $0.10 per share.	200,000	—

Warrants for common stock issued to note holder. The term of the warrants is three years expiring February 4, 2008. The warrants are exercisable at $0.10 per share.	200,000	—

Warrants for common stock issued to note holder. The term of the warrants is three years expiring February 4, 2008. The warrants are exercisable at $0.10 per share.	100,000	—

Warrants for common stock issued to note holders. The term of the warrants are five years expiring December 31, 2009. The warrants are exercisable at $0.10 per share.	4,687,485	4,687,485

Total	45,542,453	40,666,597

NOTE 8	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no sales and has aggregate net losses from inception of $60,160,358, has a working capital deficiency of $29,493,652, a stockholders deficiency of $28,814,231 and has a negative cash flow from operations of $14,303,807 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

On April 29, 2005, the Company borrowed $200,000 under a 17% convertible promissory note, which was payable no later than July 28, 2005. The entire amount of the note was convertible into shares of common stock at a price of $0.10 per share, at the option of the note holder. The beneficial conversion was treated as a $200,000 discount to the note and the discount was amortized over the life of the note.

(B)   Common Stock Issuances

On April 11, 2005, the Company issued 7,825,000 shares of common stock to convert the 15% $1,500,000 promissory note dated June 21, 2004 together with $65,000 of interest. The fair value of the shares was $1,799,750 ($0.23 per share). The Company recognized a loss of $234,750 on the conversion of this note and interest. This transaction was exempt from registration under Section 4(2) of the Securities Act because it did not involve a public offering.

During April 2005, the Company issued 1,395,669 shares of common stock for consulting services with a fair value of $312,938 ($0.22 per share).

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

During April 2005, the Company issued 100,000 shares of common stock to an employee with a fair value of $23,000 ($0.23 per share). This transaction was exempt from registration under Section 4(2) of the Securities Act because it did not involve a public offering.

On April 18, 2005, the Company issued 250,000 shares of common stock for consulting services with a fair value of $45,000 ($0.18 per share). This transaction was exempt from registration under Section 4(2) of the Securities Act because it did not involve a public offering.

During April 2005, the Company issued 601,725 shares of common stock to employees with a fair value of $90,259 ($0.15 per share).

On May 3, 2005, the Company issued 28,065 shares of common stock for consulting services with a fair value of $7,016 ($025 per share).

During May 2005, the Company issued 678,067 shares of common stock to employees with a fair value of $101,310 ($0.15 per share).

During May 2005, the Company issued 2,936,644 shares of common stock to convert the 15% promissory note dated May 7, 2004 with a fair value of $363,527 ($0.10 per share on the note and $0.26 per share on the interest). The Company recognized a loss of $69,863 on the conversion of the interest. This transaction was exempt from registration under Section 4(2) of the Securities Act because it did not involve a public offering.

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

ITEM 2. Management’s Discussion and Analysis or Plan of Operations

Forward Looking Statements

Special Note on Forward-Looking Statements. Certain statements in “Management’s Discussion and Analysis or Plan of Operation” below, and elsewhere in this annual report, are not related to historical results, and are forward-looking statements. Forward-looking statements present our expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements frequently are accompanied by such words such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms or other words and terms of similar meaning. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or timeliness of such results. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this annual report. Subsequent written and oral forward looking statements attributable to us or to persons acting in our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth below and elsewhere in this annual report, and in other reports filed by us with the SEC.

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

●
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

●
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

●
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

LIQUIDITY AND PLAN OF OPERATIONS

We have incurred recurring losses from operations since inception. Our loss from operations for the year ended December 31, 2004 was $27,604,817 and our loss from operations for the three-months ended March 31, 2005 was $3,824,266. At March 31, 2005, we had a working capital deficit of $29,493,652 and an accumulated deficit (total net losses since inception) of $60,160,358. In their report on our audited financial statements for the year ended December 31, 2004, our independent auditors expressed substantial doubt about our ability to continue as a going concern.

Our activities to date have been funded by equity and debt investments. As of March 31, 2005, we had received approximately $9,306,747 million in equity investments and $7,032,760 in debt and convertible debt financings. At March 31, 2005, we were in default on payment of promissory notes aggregating $3,802,260 in principal amount, of which $1,400,000 is collateralized by a lien on our assets. Our outstanding debt for borrowed money has generally been provided on a short-term basis, bears interest at rates ranging from 8% to 17% and, in many cases, was accompanied by the grant of common stock or warrants to purchase common stock, which contributed to the costs of the financings. As of March 31, 2005, we have recorded an aggregate of $5,554,500 in debt discount, of which $3,631,448 was amortized as interest expense. In connection with financings aggregating $2.16 million in December 2004, we committed to pay penalties of 2% per month for each month after an agreed upon period (approximately three months) during which we fail to cause a resale registration statement covering the underlying shares to be declared effective by the Securities and Exchange Commission.

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

Acquiring Rights to Game Content - As a consequence of our capital shortfalls, we have defaulted in payment on some of our agreements with game publishers. Our agreements with game distributors generally provide us with the right on a non-exclusive basis to distribute games through our Phantom Game Service in exchange for royalties on net sales. In some cases, we are required to make upfront payments, which in some cases, can be applied against future royalties. At March 31, 2005, we were party to agreements with a number of distributors, of which six required upfront payments, the amount of which totaled $1,085,000. As of March 31, 2005, we had made a total of $200,000 in upfront payments and the balance of $885,000 was in default. We have not been notified by any publishers of intent to revoke distribution rights. The agreements generally have varying periods of duration, with the earliest expiring in December 2005, and require renegotiation to extend the term beyond the initial expiration date. Our past defaults may adversely affect the willingness of these parties to renew the agreements if and when needed.

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

ITEM 3. Controls and Procedures

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

Our Disclosure Controls as of the Evaluation Date were not effective in enabling us to record and properly report (i) sufficient loss contingency accruals to cover possible monetary penalties and interest relating to our failure to file certain payroll and withholding tax returns and to satisfy required withholding and payroll tax obligations, (ii) a loss contingency accrual to cover possible monetary damages associated with a breach of a contractual registration commitment and (iii) to record and properly report embedded conversion features and freestanding warrants pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. Amendment No. 1 included (i) and (iii). As noted in the Explanatory Note at the beginning of this report, this Amendment No. 2 report is being filed to, among other things, correctly reflect these events in the financial statements contained herein. While new management is focused on improving our company’s Disclosure Controls to ensure timely and proper reporting, there can be no assurance that other items do not currently exist, or will not occur in the future, that reflect ineffective Disclosure Controls as of the Evaluation Date.

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

Sue Bohle & Associates d/b/a The Bohle Company

Sue Bohle & Associates d/b/a The Bohle Company v. Infinium Labs, Inc., Case No. 2005-CA-3604-NC in the Circuit Court for Sarasota County, Florida. The Complaint was filed on or about April 14, 2005. The nature of the Complaint is that Infinium breached its contract with Plaintiff by allegedly failing to pay for public relations services performed by Plaintiff pursuant to the Contract. Plaintiff has alleged damages in the amount of $262,151.63 plus interest and attorneys' fees. On or about May 2, 2005, Infinium filed its Answer, denying Plaintiff's allegations and asserting a number of affirmative defenses. The accompanying financial statements include $285,939 of accrued expenses related to this matter.

Infinium's defenses notwithstanding, the Parties have engaged in settlement negotiations and expect to file a joint Stipulated Motion for Entry of Final Judgment. The negotiated settlement will consist of shares of Infinium common stock sufficient to satisfy Plaintiff's alleged damages.

In re Certain Fax Blasts

A confidential, non-public SEC investigation entitled “ In re Certain Fax Blasts” is ongoing. The Company has provided documents in response to SEC subpoenas, and two Company employees, including the CEO, have testified in the investigation concerning, among other things, events at the Company. The Company’s response to the SEC subpoenas is continuing.

Infinium Labs, Inc., Timothy M. Roberts and Robert Shambro v. Digital Interactive Streams, Inc. and Royal O’Brien , Case No. 2004-CA-8193-NC in the Circuit Court for Sarasota County, Florida.

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

On January 31, 2005, the Company borrowed $175,000 under a promissory note which, as additional consideration, is convertible into 1,000,000 million shares of common stock and the Company recognized beneficial conversion on the promissory note of $175,000 ($0.175 per share). Also as additional consideration, the note holder is entitled to a Stock Purchase Warrant for 200,000 shares of common stock at a warrant exercise price of $0.10 per share.

On January 31, 2005, the Company borrowed $100,000 under a promissory note which, as additional consideration, is convertible into 1,000,000 million shares of common stock and the Company recognized beneficial conversion on the promissory note of $100,000 ($0.10 per share). Also as additional consideration, the note holder is entitled to a Stock Purchase Warrant for 200,000 shares of common stock at a warrant exercise price of $0.10 per share.

On February 3, 2005, the Company borrowed $100,000 under a promissory note which, as additional consideration, is convertible into 1,000,000 million shares of common stock and the Company recognized beneficial conversion on the promissory note of $100,000 ($0.10 per share). Also as additional consideration, the note holder is entitled to a Stock Purchase Warrant for 100,000 shares of common stock at a warrant exercise price of $0.10 per share.

On February 11, 2005, the Company issued 4,925,291 shares of common stock to convert a note payable with a fair value of $1,058,938 ($0.215 per share). The Company recognized a loss of $738,793 ($0.15 per share) on the conversion of this note.

On March 10, 2005, the Company issued 100,000 shares of common stock to a consultant for services with a fair value of $32,000 ($0.32 per share).

On March 11, 2005, the Company issued 800,000 shares of common stock to Richard Angelotti, a director, for services with a fair value of $272,000 ($0.34 per share).

On March 21, 2005, the Company borrowed $200,000 under a promissory note which, as additional consideration, the note holder is entitled to a Stock Purchase Warrant for 4,375,856 shares of common stock at a warrant exercise price of $0.10 per share.

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

Item 6 .   Exhibits and Reports on Form 8-K:

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

PHANTOM ENTERTAINMENT, INC.

Dated: September 26, 2006	By:	/s/ GREG KOLER
Name: Greg Koler Title: Chief Executive Officer and Interim Chief Financial Officer