Form 10QSB/A
period 2005-06-30
Phantom Entertainment, Inc.
filed 2006-09-26
CIK 1145019

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB/A

(Amendment No. 2)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 000-50535

PHANTOM ENTERTAINMENT, INC.
(f/k/a Infinium Labs, Inc.)
 (Exact name of small business issuer as specified in its charter)

Delaware	65-1048794
(State or other jurisdiction Identification No.)	(IRS Employer of incorporation or organization).)

800 Fifth Avenue, Suite 4100, Seattle, Washington	98104
(Address of Principal Executive Offices)	(Zip Code)

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-QSB/A (“Form 10-QSB/A”) to Phantom Entertainment, Inc.’s (f/k/a Infinium Labs, Inc.) Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005, initially filed with the Securities and Exchange Commission (“SEC”) on August 15, 2005 (the “Original Filing”) and amended by amendments filed on December 21, 2005 ("Amendment No. 1), is being filed to (i) reflect our review of comments received from the Securities and Exchange Commission (“SEC”) relating to its revised interpretation with respect to FAS 133 “Accounting for Derivative Instruments and Hedging Activities,” and in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock,” (ii) respond to comments received from the SEC in connection with a review of our filings, and (iii) provide additional disclosure revisions deemed appropriate by current management.

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

INDEX

		Page

PART I - Financial Information

Item 1	Financial Statements	3 - 40

	Consolidated Balance Sheets as of June 30, 2005 (Unaudited) (Restated - Note 2) and December 31, 2004 (Restated - Note 2)	4

	Consolidated Statements of Operations for the Three Months Ended June 30, 2005 (Restated - Note 2), the Three Months Ended June 30, 2004 (Restated - Note 2), the Six Months Ended June 30, 2005 (Restated - Note 2), the Six Months Ended June 30, 2004 (Restated - Note 2) and the Period from December 9, 2002 (Inception) through June 30, 2005 (Unaudited) (Restated - Note 2)	5

	Consolidated Statement of Changes in Stockholders’ Deficiency for the Period from December 9, 2002 (Inception) through June 30, 2005 (Unaudited) (Restated - Note 2)	6 - 13

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 (Restated - Note 2), the Six Months Ended June 30, 2004 (Restated - Note 2) and the Period from December 9, 2002 (Inception) through June 30, 2005 (Unaudited) (Restated - Note 2)	14

	Notes to Consolidated Financial Statements (Unaudited)	15 - 40

Item 2	Plan of Operations	41

Item 3	Controls and Procedures	45

PART II - Other Information

Item 1	Legal Proceedings	45

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 3	Defaults upon Senior Securities	47

Item 4	Submission of Matters to a Vote of Security Holders	48

Item 5	Other Information	48

Item 6	Exhibits	49

Signatures		50

Certifications

i

PART I.   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Balance Sheets

Restated - Note 2

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current Assets:
Cash	$90,100	$4,102
Restricted Cash	—	894,910
Prepaid Expenses	53,999	66,589
Other Receivable	1,465	407
Total Current Assets	145,564	966,008

Property and Equipment, Net	382,635	475,122

Other Assets:
Deposits	5,250	5,440
Intangible asset, net	227,506	256,495
Total Other Assets	232,756	261,935

Total Assets	$760,955	$1,703,065

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable	$2,762,754	$3,598,885
Due to developers	865,000	985,000
Accrued interest expense	483,091	301,415
Other accrued expense	17,457	105,000
Accrued payroll and payroll taxes (Note 6D)	2,350,766	1,665,769
Derivatives (Note 3(B))	9,416,580	42,990,032
Promissory notes, net (Note 3(A))	3,752,158	7,298,348

Total Current Liabilities	19,647,806	56,944,449

Commitments and Contingencies	—	—

Stockholders’ Deficiency:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value, 600,000,000 shares authorized, 213,298,327 and 121,090,655 shares issued and outstanding, respectively (Note 4)	21,330	12,109
Additional paid-in capital (Note 4)	41,433,318	18,440,300
Subscription receivable	(22,517)	(22,517)
Deferred compensation	(9,725)	—
Accumulated deficit during development stage	(60,309,257)	(73,671,276)

Total Stockholders’ Deficiency	(18,886,851)	(55,241,384)

Total Liabilities and Stockholders’ Deficiency	$760,955	$1,703,065

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Operations
(Unaudited)

Restated - Note 2

	For the Three Months Ended June 30, 2005	For the Three Months Ended June 30, 2004	For the Six Months Ended June 30, 2005	For the Six Months Ended June 30, 2004	For the Period from December 9, 2002 (Inception) to June 30, 2005

Operating Expenses:
Development costs	$—	$744,134	$—	$1,251,944	$3,536,204
Advertising	94,211	520,158	227,180	568,934	1,815,736
Salary expense	1,133,215	1,907,871	2,315,023	2,506,865	9,472,929
Professional fees	102,791	602,552	684,979	1,598,766	4,389,582
Consultants	593,513	2,041,941	1,936,012	5,080,974	11,878,033
Impairment of assets	—	—	—	—	352,299
General and administrative	341,819	1,727,526	926,621	2,748,152	5,157,527
Total Operating Expenses	2,265,549	7,544,182	6,089,815	13,755,635	36,602,310
Net Loss from Operations	(2,265,549)	(7,544,182)	(6,089,815)	(13,755,635)	(36,602,310)

Other Income (Expense):
Other income	90	—	90	—	2,024
Loss on sale of equipment	(2,479)	—	(2,479)	—	(2,927)
Loss on conversion of notes	(2,140,620)	—	(10,617,075)	—	(10,617,075)
Loss on vendor settlement	(22,724)	—	(22,724)	—	(22,724)
IRS penalty and interest expense	(168,519)	(1,626)	(206,469)	(19,820)	(754,283)
Gain/(Loss) on derivatives	5,940,910	—	33,773,452	—	(3,132,963)
Interest expense	(1,490,008)	(3,003,368)	(3,472,961)	(3,088,397)	(9,178,999)
Total Other Income (Expense)	2,116,650	(3,004,994)	19,451,834	(3,108,217)	(23,706,947)

Income (Loss) before Income Taxes	(148,899)	(10,549,176)	13,362,019	(16,863,852)	(60,309,257)

Income Taxes	—	—	—	—	—

Net Income (Loss)	$(148,899)	$(10,549,176)	$13,362,019	$(16,863,852)	$(60,309,257)

Per Common Share

Income (Loss) per common share - basic and diluted	$(0.00)	$(0.11)	$(0.09)	$(0.18)	$(0.64)

Weighted average - basic and diluted	177,981,784	94,830,810	155,131,101	95,032,164	93,939,027

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

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders’ Deficiency
For the Period from December 9, 2002 (Inception) to June 30, 2005
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total
Shares issued for legal settlement ($1.475 per share)			66,668	7	98,328	—	—	—	98,335

Shares issued for services ($1.475 per share)			1,750,000	175	2,581,075	—	—	—	2,581,250

Shares issued with note payable ($1.47 per share)			7,500		11,025	—	—	—	11,025

Shares issued with note payable ($1.42 per share)	—	—	200,000	20	283,980	—	—	—	284,000

Shares issued with note payable ($1.475 per share)	—	—	100,000	10	147,490	—	—	—	147,500

Shares issued with note payable ($1.13 per share)	—	—	60,000	6	67,794	—	—	—	67,800

Shares issued with note payable ($1.43 per share)	—	—	33,000	3	47,187	—	—	—	47,190

Shares issued with note payable ($1.475 per share)	—	—	511,000	51	753,674	—	—	—	753,725

Shares issued for loan default penalty ($1.475 per share)	—	—	74,999	8	110,616	—	—	—	110,624

Shares issued for loan default penalty ($1.13 per share)	—	—	75,000	8	84,742	—	—	—	84,750

Shares issued for loan default penalty ($1.475 per share)	—	—	80,000	8	117,992	—	—	—	118,000

Shares issued for loan default penalty ($1.56 per share)	—	—	603,038	61	942,487	—	—	—	942,548

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

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders’ Deficiency
For the Period from December 9, 2002 (Inception) to June 30, 2005
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total
Fair value of warrants issued in conjunction with promissory notes ranging from $0.10 per share to $1.00 per share	—	—	—	—	295,000	—	—	—	295,000

Shares contributed in kind	—	—	(1,191,450)	(119)	119	—	—	—	—

Reclassification of warrants to derivative liability	—	—	—	—	(4,353,617)	—	—	—	(4,353,617)

Net loss, December 31, 2004	—	—	—	—	—	(70,726,202)	—	—	(70,726,202)

Balance, December 31, 2004 (Restated - Note 2)	—	—	121,090,655	12,109	18,440,300	(73,671,276)	(22,517)	—	(55,241,384)

Shares issued to Director for services ($1.59 per share)	—	—	40,000	4	63,596	—	—	—	63,600

Shares issued to consultants for services ($0.87 per share)	—	—	125,179	13	108,916	—	—	—	108,929

Shares issued to convert note payable ($1.18 per share)	—	—	7,043,750	704	8,310,921	—	—	—	8,311,625

Shares issued to consultants for services ($0.54 per share)	—	—	1,200,000	120	647,880	—	—	—	648,000

Shares issued to convert note payable ($0.365 per share)	—	—	4,925,291	493	1,797,238	—	—	—	1,797,731

Shares issued to consultants for services ($0.32 per share)	—	—	1,722,453	172	558,675	—	—	(9,725)	549,122

Shares issued to employees ($0.25 per share)	—	—	225,000	22	56,228	—	—	—	56,250

Shares issued to convert note payable ($0.122 per share)	—	—	5,815,069	582	711,336	—	—	—	711,918

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders’ Deficiency
For the Period from December 9, 2002 (Inception) to June 30, 2005
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total
Shares issued to consultant for services ($0.32 per share)	—	—	100,000	10	31,990	—	—	—	32,000

Shares issued to Director for services ($0.34 per share)	—	—	800,000	80	271,920	—	—	—	272,000

Beneficial conversion of promissory notes	—	—	—	—	375,000	—	—	—	375,000

Shares issued to consultants for services ($0.32 per share)	—	—	1,423,734	143	319,812	—	—	—	319,955

Shares issued to convert note payable ($0.17 per share)	—	—	13,325,000	1,333	2,280,600	—	—	—	2,281,933

Shares issued to consultant for services ($0.18 per share)	—	—	250,000	25	44,975	—	—	—	45,000

Shares issued to employee ($0.23 per share)	—	—	100,000	10	22,990	—	—	—	23,000

Shares issued to employees ($0.15 per share)	—	—	601,725	60	90,199	—	—	—	90,259

Shares issued to convert note payable ($0.10 per share)	—	—	2,936,644	294	293,370	—	—	—	293,664

Loss on conversion of note payable	—	—	—	—	69,863	—	—	—	69,863

Shares issued to employees ($0.15 per share)	—	—	678,067	68	101,242	—	—	—	101,310

Shares issued to consultants for services ($0.15 per share)	—	—	2,255,097	225	338,550	—	—	—	338,775

Shares issued to employees ($0.15 per share)	—	—	962,324	96	143,244	—	—	—	143,340

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders’ Deficiency
For the Period from December 9, 2002 (Inception) to June 30, 2005
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total
Shares issued to employees ($0.12 per share)	—	—	1,162,720	116	139,410	—	—	—	139,526

Shares issued to executive ($0.15 per share)	—	—	250,000	25	37,475	—	—	—	37,500

Shares issued to convert note payable ($0.16 per share)	—	—	3,961,170	396	633,391	—	—	—	633,787

Shares issued to convert note payable ($0.16 per share)	—	—	3,700,000	370	591,630	—	—	—	592,000

Shares issued to convert note payable ($0.14 per share)	—	—	5,900,000	590	825,828	—	—	—	826,418

Shares issued to convert note payable ($0.14 per share)	—	—	12,000,000	1,200	1,685,636	—	—	—	1,686,836

Shares issued to satisfy vendor payable ($0.16 per share)	—	—	1,976,021	198	315,965	—	—	—	316,163

Shares issued to executive ($0.10 per share)	—	—	250,000	25	24,975	—	—	—	25,000

Shares issued to executive ($0.10 per share)	—	—	500,000	50	49,950	—	—	—	50,000

Shares issued to consultants for services ($0.11 per share)	—	—	2,934,536	293	322,342	—	—	—	322,635

Shares issued to employees ($0.08 per share)	—	—	2,122,675	212	178,188	—	—	—	178,400

Shares issued to convert note payable ($0.11 per share)	—	—	3,695,339	369	403,642	—	—	—	404,011

Shares returned to Treasury per legal settlement ($1.47 per share)	—	—	(120,000)	(12)	(175,888)	—	—	—	(175,900)

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders’ Deficiency
For the Period from December 9, 2002 (Inception) to June 30, 2005
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total
Shares issued to convert note payable ($0.10 per share)	—	—	2,075,453	208	207,337	—	—	—	207,545

Loss on conversion of note payable	—	—	—	—	62,263	—	—	—	62,263

Shares issued to convert note payable ($0.10 per share)	—	—	3,187,206	319	318,402	—	—	—	318,721

Loss on conversion of note payable	—	—	—	—	95,616	—	—	—	95,616

Shares issued to convert note payable ($0.10 per share)	—	—	1,110,298	111	110,919	—	—	—	111,030

Loss on conversion of note payable	—	—	—	—	3,309	—	—	—	3,309

Shares issued to convert note payable ($0.10 per share)	—	—	1,109,069	111	110,796	—	—	—	110,907

Loss on conversion of note payable	—	—	—	—	3,272	—	—	—	3,272

Shares issued to convert note payable ($0.10 per share)	—	—	1,863,852	186	186,199	—	—	—	186,385

Loss on conversion of note payable	—	—	—	—	3,416	—	—	—	3,416

Beneficial conversion of promissory notes	—	—	—	—	220,400	—	—	—	220,400

Net income for the six months ended June 30, 2005	—	—	—	—	—	13,362,019	—	—	13,362,019

BALANCE, JUNE 30, 2005 (RESTATED - NOTE 2)	—	$—	213,298,327	$21,330	$41,433,318	$(60,309,257)	$(22,517)	$(9,725)	(18,886,851)

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Cash Flows
(Unaudited)
Restated - Note 2

	For the Six Months Ended June 30, 2005	For the Six Months Ended June 30, 2004	For the Period from December 9, 2002 (Inception) to June 30, 2005
Cash Flows from Operating Activities:
Net income (loss)	$13,362,019	$(16,863,852)	$(60,309,257)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	114,426	108,292	288,774
Impairment of assets	—	—	352,299
Loss on disposal of assets	2,479	—	2,927
Common stock issued for services	2,700,015	4,718,277	12,404,005
Common Stock issued to employees	844,586	—	2,886,727
Common stock issued for legal settlements	(175,900)	175,900	—
Common stock issued for interest	777,915	2,731,505	3,505,646
Common stock issued for loan guarantee	—	—	832,000
Common stock issued for vendor settlement	293,439	—	293,439
Loss on vendor settlement	22,724	—	22,724
Loss on conversion of notes payable	10,617,075	—	10,617,075
Amortization of interest expense	2,488,470	374,952	4,664,058
(Gain)/Loss on derivatives	(33,773,452)	—	3,132,963
Changes in operating assets and liabilities:
Decrease (increase) in current assets:
Other receivables	(1,464)	(3,676)	(1,464)
Deposits	190	(92,134)	(5,250)
Prepaid expense	12,997	(174,673)	(53,999)
Increase (decrease) in current liabilities:
Accounts payable	(836,132)	710,240	2,762,753
Due to developers	(120,000)	—	865,000
Accrued interest	181,676	38,890	483,091
Other accrued expense	(87,538)	(80,771)	17,462
Accrued payroll and payroll taxes	684,993	70,281	2,350,762
Net Cash Used in Operating Activities	(2,891,482)	(8,286,769)	(14,888,265)

Cash Flows from Investing Activities:
Purchase of property and equipment	—	(327,850)	(970,467)
Proceeds from the sale of property and equipment	4,570	—	16,325
(Increase) decrease in restricted cash	894,910	—	—
Net Cash Provided (Used) in Investing Activities	899,480	(327,850)	(954,142)

Cash Flows from Financing Activities:
Repayments of notes payable	—	(475,000)	(1,075,000)
Proceeds from stockholder	—	3,314	4,940
Payments to stockholder	—	—	(4,940)
Proceeds from sale of common stock, net	795,400	3,977,479	9,527,147
Promissory note	1,282,600	5,124,641	7,480,360
Net Cash Provided by Financing Activities	2,078,000	8,630,434	15,932,507

NET INCREASE IN CASH	85,998	15,815	90,100

CASH AT BEGINNING OF PERIOD	4,102	45,852	—

CASH AT END OF PERIOD	$90,100	$61,667	$90,100

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$18,750	$139,495	$533,838

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

(D) Derivatives and Corresponding Liability

The Company determined that it failed to account for its embedded conversion features and freestanding warrants pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires a periodic valuation of their fair value and a corresponding recognition of liabilities associated with such derivatives during the three months ended June 30, 2005. The Company has included this expense and related liability at June 30, 2005.

(E)  Discount on Note Payable

The Company determined that it failed to record the applicable amortization of the discount on a note payable for the three months ended June 30, 2006 related to warrants issued during the three months ended March 31, 2005. The Company has included this discount and the amortization of the discount in the restated expenses and related liabilities at June 30, 2005.

A summary of significant effects of the restatement is as follows:

	Three Months Ended June 30, 2005 (As Previously Reported)	Amount of Change	Three Months June 30, 2005 Ended (As Restated)
Statement of Operations

Salary expense	$1,183,465	$(50,250)	$1,133,215
General and administrative	927,950	(586,131)	341,819
Total Operating Expenses	2,895,355	(629,806)	2,265,549
Net loss from operations	(2,895,355)	629,806	(2,265,549)
IRS penalty and interest expense	0	(168,519)	(168,519)
Derivative income	0	5,940,910	5,940,910
Interest expense	(1,150,831)	(339,177)	(1,490,008)
Total Other Income (Expense)	(3,316,564)	5,433,214	2,116,650
Net loss	(6,211,919)	6,063,020	(148,899)
Loss per common share - basic and diluted	$(0.03)	$0.03	$(0.00)

	June 30, 2005 (As Previously Reported)	Amount of Change	June 30, 2005 (As Restated)
Balance Sheet

Accrued interest expense	$300,457	$182,634	$483,091
Derivatives	0	9,416,580	9,416,580
Accrued payroll and payroll taxes	1,225,903	1,124,863	2,350,766
Total current liabilities	8,885,627	10,762,179	19,647,806
Additional paid-in capital	48,111,364	(6,678,046)	41,433,318
Accumulated deficit during development stage	(56,276,138)	(4,033,119)	(60,309,257)
Total Stockholders’ Deficiency	$(8,165,961)	$(10,720,890)	$(18,886,851)

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

This note was settled on May 16, 2005 via a Settlement Agreement which converted the entire amount of the note into common stock at a per share price of $0.14. The Company recognized a loss on the conversion of $265,500. (See Note 4) At June 30, 2005, the balance on the note payable was $0.

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

On May 7, 2004, the Company borrowed $250,000 under a 15% promissory note which was initially payable on September 15, 2004 and was extended to April 30, 2005 per a conversion option agreement dated November 10, 2004 that entitles the note holder to convert the amount of the note into shares of stock at a per share price of $0.10; the conversion option was treated as a $102,500 discount to the debenture and the discount was amortized over the life of the conversion option agreement. In addition, the note holder is entitled to a Stock Purchase Warrant for 200% of the number of shares obtained in the conversion at a warrant exercise price of $0.10. As additional consideration, the Company issued to the holder 100,000 shares of common stock having a fair value of $147,500. The shares were treated as a discount to the note and the discount is being amortized over the life of the note. The note was secured with the assets of the Company. On May 7, 2005, the note was paid in full via a Conversion Agreement which converted the entire amount of the note into common stock at a per share price of $0.10. The Company recognized a loss on the conversion of $69,863. (See Note 4)

On May 19, 2004, the Company borrowed $417,260 under a 15% secured promissory note which was initially payable on June 3, 2004 but has been amended to January 15, 2005 for an additional consideration of $30,000. The additional consideration was amortized over the life of the amendment. This note was settled on May 10, 2005 via a Settlement Agreement which converted the entire amount of the note into common stock at a per share price of $0.16. The Company recognized a loss on the conversion of $158,447. (See Note 4)

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

On May 28, 2004, the Company borrowed $350,000 under a 15% secured promissory note, which was payable August 1, 2004. As additional consideration, the Company issued the holder 33,000 shares of common stock having a fair value of $47,190. The shares were treated as a discount to the note and the discount was amortized over the life of the note. The note is secured with the assets of the Company. This note was settled on January 6, 2005 via a Conversion Agreement which converted the entire amount of the note into common stock at a per share price of $0.10. The Company recognized a loss on the conversion of $3,803,625. (See Note 4)

On May 28, 2004, the Company borrowed $350,000 under a 15% promissory note which was initially payable on June 8, 2004 but has been amended to January 1, 2005 for additional consideration of $30,000. The additional consideration was amortized over the life of the amendment. As additional consideration, the Company issued the holder 7,500 shares of common stock having a fair value of $11,025. The shares were treated as a discount to the note and the discount was amortized over the life of the note. This note was settled on May 10, 2005 via a Settlement Agreement which converted the entire amount of the note into common stock at a per share price of $0.16. The Company recognized a loss on the conversion of $222,000.

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

$3,752,158

The discount from the face value of the promissory notes is being amortized over the life of the promissory notes as additional interest expense. During the six month period ended June 30, 2005, the six month period ended June 30, 2004 and the period from December 9, 2002 (Inception) to June 30, 2005, the Company has recorded interest expense from the discounts of $2,488,470, $374,952 and $4,664,058, respectively.

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

The initial fair value assigned to the embedded derivatives and warrants was $14,463,615. The Company recorded the first $1,730,000 of fair value of the derivatives and warrants to debt discount which will be amortized to interest expense over the term of the debenture. The Company recorded an amortization expense for the three months ended June 30, 2005, the three months ended June 30, 2004, the six months ended June 30, 2005, the six months ended June 30, 2004 and from December 9, 2002 (Inception) through June 30, 2005 of $537,507, $0, $1,070,110, $0 and $1,126,000, respectively.

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

In summary, the three months ended June 30, 2005, the three months ended June 30, 2004, the six months ended June 30, 2005, the six months ended June 30, 2004 and from December 9, 2002 (Inception) through June 30, the Company recorded a gain/(loss) on derivatives of $2,992,306, $0, $18,158,982, $0 and $(4,340,419), respectively, as a result of the financing described above in accordance with guidance provided in EITF 00-19.
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

As of June 30, 2005 and December 31, 2004, the fair value of all other outstanding warrants was, $3,146,160 and $18,760,630 respectively. The difference of $15,614,470 was recorded as a gain on derivatives as provided for in EITF 00-19.

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

(M) Obligation to Reserve Stock

As of June 30, 2005, the Company had an obligation to reserve 32,889,598 shares of common stock issuable upon conversion of debentures. In addition, as of June 30, 2005, the Company had outstanding options and warrants totaling 52,168,812 shares of common stock.

(N) Amendment to Articles of Incorporation

On February 24, 2005, the Company amended its Articles of Incorporation to provide for an increase in its authorized share capital. The authorized capital stock increased to 600,000,000 common shares at a par value of $0.0001 per share.

NOTE 5   INCOME TAXES

Income tax expense (benefit) is summarized as follows:

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004	December 9, 2002 (Inception) through June 30, 2005
Current:
Federal	$—	$—	$—
State	—	—	—
Deferred - Federal and State	—	—	—

Income tax expense (benefit)	$—	$—	$—

The Company's tax expense differs from the "expected" tax expense as follows:

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004	December 9, 2002 (Inception) through June 30, 2005

U.S. Federal income tax expense (benefit)	$(7,144,002)	$(5,902,348)	$(20,011,703)
Effect on net operating loss carryforward	7,144,002	5,902,348	20,011,703

	$—	$—	$—

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	June 30, 2005 (Unaudited)	December 31, 2004
Deferred tax assets:
Net operating loss carryforward	$20,011,703	$12,867,701
Total gross deferred tax assets	20,011,703	12,867,701
Less valuation allowance	(20,011,703)	(12,867,701)

Net deferred tax assets	$—	$—

At June 30, 2005, the Company had a net operating loss carryforward of $57,176,294 for U.S. Federal income tax purposes available to offset future taxable income expiring through 2025. The net change in the valuation allowance during the six months ended June 30, 2005 was an increase of $7,144,002.

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

Codemasters Software Company Ltd.

Infinium signed a distribution agreement with The Codemasters Software Company Ltd. ("Codemasters") dated December 3, 2004 that will allow Infinium to market Codemasters' catalog of video games software on the Phantom Game System. The agreement expires on December 31, 2005 and authorizes Infinium to distribute Codemasters' products, via the Phantom Game Service or pre-load, onto the Phantom Game Receiver. The titles will be available to subscribers of the Phantom Game Service on both a pay-per-play and pay-to-own basis.

The agreement with Codemasters requires Infinium to make the following advance royalty payments as follows:

November 21, 2004	$25,000
Upon receipt of the Licensor Deliverables	25,000

Total	$50,000

In addition, Infinium incurs royalty fees with respect to each unit of product distributed. These per unit royalty fees shall be applied against the aforementioned advance royalty payments. Once the advance royalty payments have been earned down and recouped by Infinium, then Infinium shall pay directly to Codemasters the per unit royalty fees for every unit of product it distributes. The per unit royalty fee ranges from 25% to 50% of Infinium's net receipts with a minimum per unit royalty fee ranging from $1.25 to $7.16 per title.

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

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

Atari, Inc.

Infinium signed a distribution agreement with Atari, Inc. ("Atari") dated September 14, 2004 that will allow Infinium to market Atari's catalog of video games software on the Phantom Game System. The agreement expires on September 14, 2007 and authorizes Infinium to distribute Atari's products, via the Phantom Game Service or pre-load, onto the Phantom Game Receiver. The titles will be available to subscribers of the Phantom Game Service on both a pay-per-play and pay-to-own basis.

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

Eidos Inc.

Infinium signed a distribution agreement with Eidos Inc. ("Eidos") dated September 21, 2004 that will allow Infinium to market Eidos's catalog of video games software on the Phantom Game System. The agreement expires on December 31, 2005 and authorizes Infinium to distribute Eidos's products, via the Phantom Game Service or pre-load, onto the Phantom Game Receiver. The titles will be available to subscribers of the Phantom Game Service on both a pay-per-play and pay-to-own basis.

The agreement with Eidos requires Infinium to make the following non-refundable advance royalty payments as follows:

September 25, 2004	$62,500
Upon receipt of the Licensor Deliverables	62,500

Total	$125,000

In addition, Infinium incurs royalty fees with respect to each unit of product distributed. These per unit royalty fees shall be applied against the aforementioned advance royalty payments. Once the advance royalty payments have been earned down and recouped by Infinium, then Infinium shall pay directly to Eidos the per unit royalty fees for every unit of product it distributes. The per unit royalty fee ranges from 25% to 50% of Infinium's net receipts

As the company has not commenced sales of the game system and there is no definitive way to determine the future economic benefit associated with the advance payments, the company has expensed the advance royalty payments as incurred. From December 9, 2002 (inception) through June 30, 2005, $125,000 of guaranteed license fees had been accrued and reported on the accompanying financial statements.

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

Vivendi International

Infinium signed a letter of intent with Vivendi Universal Games, Inc. ("Vivendi") dated September 20, 2004 that will allow Infinium to market and distribute certain games on the Phantom Game Service to future end-users, if any, through a sale, license, subscription or on a time basis.  The agreement expires two years from delivery of the gold master for each Vivendi Game although Vivendi has the right to terminate the agreement as of September 5, 2005 as Infinium did not commercially release the Phantom Game Service.  For such right, Infinium was to pay Vivendi $125,000 within five (5) days after execution of the letter of intent, $125,000 after a definitive agreement was signed and $250,000 upon delivery of a master CD with Vivendi Games.  Infinium did not remit the initial $125,000 due to Vivendi and no definitive agreement was ever negotiated.   Infinium is currently in default under the letter of intent.  $175,000 has been accrued on the accompanying financial statements.

The letter of intent with Vivendi requires Infinium to make the following non-refundable payments:

September 25, 2004	$125,000
Total	$125,000

Enlight Inc.

Infinium signed a distribution agreement with Enlight Interactive Inc. ("Enlight") dated September 21, 2004 that will allow Infinium to market Enlight's catalog of video games software on the Phantom Game System. The agreement expires on September 2, 2009 and authorizes Infinium to distribute Enlight's products, via the Phantom Game Service or pre-load, onto the Phantom Game Receiver. The titles will be available to subscribers of the Phantom Game Service on both a pay-per-play and pay-to-own basis.

The agreement with Enlight requires Infinium to make the following non-refundable advance royalty payments as follows:

October 2, 2004	$5,000
Upon receipt of the Licensor Deliverables	5,000

Total	$10,000

In addition, Infinium incurs royalty fees with respect to each unit of product distributed. These per unit royalty fees shall be applied against the aforementioned advance royalty payments. Once the advance royalty payments have been earned down and recouped by Infinium, then Infinium shall pay directly to Enlight the per unit royalty fees for every unit of product it distributes. The per unit royalty fee ranges from 30% to 50% of Infinium's net receipts.

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

(C) Litigation

Shambro v. Infinium Labs, Inc. , No. 2005 CA 7709 NC. Shambro has sued Infinium Infinium in the Circuit Court for Sarasota County, Florida, alleging default of a promissory note and seeking damages in the amount of $300,000.00, plus interest. Infinium will serve its Answer shortly and defend itself vigorously in this suit.

Beshara v. Infinium Labs, Inc. , No. 2005 CA 7711 NC. Beshara has sued Infinium in the Circuit Court for Sarasota County, Florida, alleging default of a promissory note and seeking damages in the amount of $100,000.00, plus interest. Infinium expects to enter into a negotiated settlement with Beshara.

Niedrich v. Infinium Labs, Inc. , No. 2005 CA 7499 NC. Niedrich has sued Infinium in the Circuit Court for Sarasota County, Florida, alleging default of a promissory note and seeking damages in the amount of $200,000.00, plus interest. Infinium is defending itself vigorously in this suit and expects to enter into a negotiated settlement with Niedrich.

CDW Corporation v. Infinium Labs Corporation , No. 05-M1-131484. CDW has sued Infinium in the Circuit Court of Cook County, Illinois, alleging breach of contract and seeking damages in the amount of $26,958.24. Infinium is in the process of obtaining local counsel and will be submitting its Answer shortly. The Company has recorded $25,737 in accounts payable related to vendor payments due CDW Corporation.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

Black Rocket Euro RSCG, LLC v. Infinium Labs, Inc. , No. 2005 CA 5008 NC. Black Rocket has sued Infinium in the Circuit Court for Sarasota County, Florida, alleging breach of contract and seeking damages in the amount of $95,272.00. Infinium is defending itself vigorously in this suit. The Company has recorded $95,272 in accounts payable related to vendor payments due Black Rocket Euro RSCG, LLC.

Beshara v. Infinium Labs Corporation , No. 2005 CA 5103 NC. Beshara has sued Infinium in the Circuit Court for Sarasota County, Florida, alleging default of a promissory note and seeking damages of approximately $1,400,000.00. Infinium expects to enter into a negotiated settlement with Beshara.

Biostar Microtech Industrial, Inc. is threatening litigation based upon an alleged breach of contract. Infinium expects the suit to be filed shortly and expects to enter into a negotiated settlement with Biostar. The Company has recorded $311,532 in accounts payable related to vendor payments due BioStar Microtech.

SG Capital Holdings, LLC v. Infinium Labs, Inc. , No. BC328991. SG Capital has sued Infinium in Superior Court of California, Los Angeles County, alleging breach of contract and seeking unspecified damages. The Company plans to vigorously defend against this lawsuit.

Infinium Labs, Inc. v. Digital Interactive Streams, Inc. , No. 2004 CA 8193 NC. Infinium has sued DiStream alleging breach of a settlement agreement and conversion and seeking damages of an unspecified amount. The parties currently are conducting discovery.

In the Matter of Certain Fax Blasts , SF-2926. We have received subpoenas for documents from the Securities and Exchange Commission in an investigation entitled In the Matter of Certain Fax Blasts .  We received the first subpoena in January 2005, and have since received three additional subpoenas. In addition, our CEO and former Vice President of Corporate Development have given testimony to the SEC's staff.  The SEC has requested further testimony from our CEO. The Company is unable to determine what, if any, actions may result from the ongoing investigation.

Except as described above, we are not a party to any litigation other than litigation arising in the ordinary course of its business, which is not expected to have a material adverse effect on its financial condition or results of operations and has not accrued any amounts relating to any litigation.

(D) Payroll Taxes

The Company has accrued applicable employment taxes for individuals that were initially deemed and paid as independent contractors during the two months ended December 31, 2003 and the three months ended March 31, 2004 but, subsequently, reclassified as employees by the Company. In addition, the Company has recorded our estimate for interest and penalties that are due for the Company's failure to timely file and pay taxes for these individuals as well as for the Company's failure to timely file and pay payroll taxes for the third and fourth quarters of 2004 and the second quarter of 2005. The amount recorded in accrued payroll and payroll taxes consists of the following:

	As of June 30, 2005	As of December 31, 2004
	(unaudited)
Payroll	$72,769	$0
Payroll taxes	1,523,714	1,117,952
Penalties and interest	754,283	547,817
Accrued payroll and payroll taxes	$2,350,766	$1,665,769

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

(B) Warrants Issued and Outstanding

Stock Purchase Warrants

For the six months ended June 30, 2005, the Company granted warrants to purchase 6,226,359 shares of common stock in conjunction with a note payable settlement. The fair value of the warrants was recorded as $664,748 as provided for in EITF 00-19.

	June 30, 2005	December 31, 2004
Warrants for common stock issued to a note holder. The term of the warrants are five years expiring November 10, 2009. The warrants are exercisable at $0.10 per share. The additional warrants issued in the first quarter of 2005 were in consideration for and in connection with conversion of a $200,000 promissory note.	5,873,288	4,404,966

Warrants for common stock issued to a note holder. The term of the warrants are five years expiring November 10, 2009. The warrants are exercisable at $0.10 per share. The additional warrants issued in the first quarter of 2005 were in consideration for and in connection with conversion of a $200,000 promissory note.	11,630,138	8,722,604

Warrants issued with subscription agreements. The term of the warrants are five years expiring November 10, 2009 and are exercisable at $0.25 per share.	678,900	678,900

Warrants issued with subscription agreements. The term of the warrants are five years expiring November 10, 2009 and are exercisable at $0.25 per share.	1,344,000	1,344,000

Warrants issued with subscription agreements. The term of the warrants are five years expiring November 10, 2009 and are exercisable at $0.10 per share.	3,084,181	3,084,181

Warrants issued in conjunction with convertible notes. The term of the warrants are five years expiring December 31, 2009 and are exercisable at $0.50 per share.	232,000	232,000

Warrants issued in conjunction with convertible notes. The term of the warrants are five years expiring December 31, 2009 and are exercisable at $0.50 per share.	200,000	200,000

Warrants for common stock issued to note holders. The term of the warrants are five years expiring October 22, 2009. The warrants are exercisable at $0.50 per share.	500,000	500,000

Warrants for common stock issued to note holders. The term of the warrants are five years expiring October 27, 2009. The warrants are exercisable at $0.50 per share.	500,000	500,000

Warrants for common stock issued to note holders. The term of the warrants are five years expiring December 31, 2009. The warrants are exercisable at $0.10 per share.	5,437,487	5,437,487

Warrants for common stock issued to note holders. The term of the warrants are five years expiring December 31, 2009. The warrants are exercisable at $0.75 per share.	5,437,487	5,437,487

Warrants for common stock issued to note holders. The term of the warrants are five years expiring December 31, 2009. The warrants are exercisable at $1.00 per share.	5,437,487	5,437,487

Warrants for common stock issued to note holder. The term of the warrants is three years expiring February 4, 2008. The warrants are exercisable at $0.10 per share.	200,000	—

Warrants for common stock issued to note holder. The term of the warrants is three years expiring February 4, 2008. The warrants are exercisable at $0.10 per share.	200,000	—

Warrants for common stock issued to note holder. The term of the warrants is three years expiring February 4, 2008. The warrants are exercisable at $0.10 per share.	100,000	—

Warrants for common stock issued to note holder. The term of the warrants is three years expiring April 29, 2008. The warrants are exercisable at $0.10 per share.	400,000	—

Warrants for common stock issued to note holders. The term of the warrants are five years expiring December 31, 2009. The warrants are exercisable at $0.10 per share.	4,687,485	4,687,485

Warrants for common stock granted to note holder. The term of the warrants are five years expiring June 10, 2010. The warrants are exercisable at $0.10 per share.	6,226,359	—

Total	52,168,812	40,666,597

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 8   GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no sales and has aggregate net losses from inception of $60,309,257, has a working capital deficiency of $19,502,242, a stockholders deficiency of $18,886,851 and has a negative cash flow from operations of $14,888,265 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

ITEM 2. Plan of Operations

Forward Looking Statements

Special Note on Forward-Looking Statements. Certain statements in "Management's Discussion and Analysis or Plan of Operation" below, and elsewhere in this annual report, are not related to historical results, and are forward-looking statements. Forward-looking statements present our expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements frequently are accompanied by such words such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue," or the negative of such terms or other words and terms of similar meaning. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or timeliness of such results. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this annual report. Subsequent written and oral forward looking statements attributable to us or to persons acting in our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth below and elsewhere in this annual report, and in other reports filed by us with the SEC.

THE MERGER

On January 5, 2004, the Company's wholly owned subsidiary merged with and into Infinium Labs Operating Corporation, with Infinium Labs Operating Corporation surviving as its wholly owned subsidiary. Infinium Labs Operating Corporation was incorporated in the State of Delaware on December 9, 2002 for the purpose of developing a video game service and system. In connection with the merger and related transactions, the Company changed its name from Global Business Resources, Inc. to Infinium Labs, Inc. Infinium Labs Operating Corporation's stockholders acquired 82.35% of the Company's outstanding common stock and its directors and officers became the Company's directors and officers. Since the completion of the merger, the Company's business has consisted of the business and operations of Infinium Labs Operating Corporation. When used in this Form 10-QSB/A, references to Phantom and Infinium Labs are references to its trademarks or service marks with respect to which the Company has filed applications for registration with the U.S. Patent and Trademark Office.

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

Phantom Game Service

The Phantom Game Service is comprised of the following key components:

●
Phantom Game Receiver - The Phantom Game Receiver is a game console designed to integrate easily into a family's home entertainment system. It connects to any standard television, as well as A/V receivers. The Phantom Game Receiver accesses the Phantom Game Service by connecting to a broadband Internet connection, such as a cable or DSL line or through existing home networks, including wireless home networks. Its primary components consist of a central processing unit, high-end video processor, high-speed memory, computer motherboard and large hard disk drive. The Phantom Game Receiver is equipped with a "lapboard," which consists of a custom keyboard and mouse, and can also be used with a console-style game controller. The Phantom Game Receiver features multiple controller ports to enable multi-player gaming and provide flexibility for specialized peripherals. It is derived from existing PC technologies, but differs from PCs in that it is designed for game play, not to perform other functions such as data processing. This dedicated functionality enables the Phantom Game Receiver to simplify the user's experience. The Phantom Game Receiver is only designed to play content downloaded through the Phantom Game Service. The Phantom Game Receiver does not use discs, cartridges or other external media that can be easily lost, damaged or copied. Instead, content is downloaded in real time over the Internet to the internal hard drive of the Phantom Game Receiver to enable game play. The primary technical characteristics of the Receiver are expected to include:

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

Currently the Company's business activities are solely dedicated to the development of the Phantom Game Receiver and the Phantom Game Service. At April 2005 the Phantom receiver and hardware were developed to an engineering prototype level.  The Phantom software and service were functionally complete with limited units in the field for user testing.  End to end functionality of the service was shown at 2005 Consumer Electronics Show. The Company has entered into content distribution agreements that include 4 of the top ten; game companies that represent collectively 1/3 of the PC games sales market according to PC Data's July report.  (see http://www.npd.com/ ). While we continue to define our retail distribution partners, the Company does not believe that securing proper retail distribution partners will be an issue.

LIQUIDITY AND PLAN OF OPERATIONS

We have incurred recurring losses from operations since inception. Our loss from operations for the year ended December 31, 2004 was $27,604,817 and our loss from operations for the six-months ended June 30, 2005 was $6,089,815. At June 30, 2005, we had a working capital deficit of $19,502,242 and an accumulated deficit of $60,309,257. In their report on our audited financial statements for the year ended December 31, 2004, our independent auditors expressed substantial doubt about our ability to continue as a going concern.

Our activities to date have been funded by equity and debt investments. As of June 30, 2005, we had received approximately $9,527,147 in equity investments and $7,480,360 million in debt and convertible debt financings. At June 30, 2005, we were in default on payment of promissory notes aggregating $4,195,000 in principal amount, of which $1,400,000 is collateralized by a lien on our assets. Our outstanding debt for borrowed money has generally been provided on a short-term basis, bears interest at rates ranging from 8% to 17% and, in many cases, was accompanied by the grant of common stock or warrants to purchase common stock, which contributed to the costs of the financings. As of June 30, 2005, we have recorded an aggregate of $5,774,900 in debt discount, of which $4,664,058 was amortized as interest expense. In connection with financings aggregating $2.16 million in December 2004, we committed to pay penalties of 2% per month for each month after an agreed upon period (approximately three months) during which we fail to cause a resale registration statement covering the underlying shares to be declared effective by the Securities and Exchange Commission.

We do not have sufficient cash to continue operations for the next 12 months and are in immediate need of additional capital to fund our plan of operation. We presently have no commitments for additional financing and may not be able to obtain such financing. To support our working capital needs pending receipt of sufficient financing, we are seeking to settle outstanding liabilities through issuance of equity, and have and anticipate continuing to grant common stock to fund payroll and certain other ongoing costs. During the year ended December 31, 2004 and six months ended June 30, 2005, we issued an aggregate of 19,215,321 and 17,703,510, respectively, shares of common stock in settlement of payroll and certain other ongoing costs, of which 12,118,601 and 15,253,510, respectively, shares were issued under a registration statement and are freely tradable. Unless and until we receive sufficient financing, we expect to continue to be forced to rely on issuances of common stock under similar arrangements in settlement of payroll and such other costs. Issuances of equity will dilute existing stockholder's ownership and will have a depressive effect on our stock price, which will result in greater dilution for subsequent equity issuances and further downward pressure on our stock price. If we are unable to obtain additional financing as and when needed, we will need to scale back and/or reprioritize our planned operations, our assets may be foreclosed upon by secured lenders and we may be forced to cease operations completely.

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

Acquiring Rights to Game Content - As a consequence of our capital shortfalls, we have defaulted in payment on some of our agreements with game publishers. Our agreements with game distributors generally provide us with the right on a non-exclusive basis to distribute games through our Phantom Game Service in exchange for royalties on net sales. In some cases, we are required to make upfront payments, which in some cases, can be applied against future royalties. At June 30, 2005, we were party to agreements with a number of distributors, of which six required upfront payments, the amount of which totaled $1,085,000. As of June 30, 2005, we had made a total of $220,000 in upfront payments and the balance of 865,000 was in default. We have not been notified by any publishers of intent to revoke distribution rights. The agreements have varying periods of duration, with the earliest expiring in December 2005, and require renegotiation to extend the term beyond the initial expiration date. Unless and until we receive additional financing, we are not planning to seek to enter into additional agreements of this nature. Our past defaults may adversely affect the willingness of these parties to renew the agreements if and when needed.

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

Our Disclosure Controls as of the Evaluation Date were not effective in enabling us to record and properly report (i) sufficient loss contingency accruals to cover possible monetary penalties and interest relating to our failure to file certain payroll and withholding tax returns and to satisfy required withholding and payroll tax obligations (ii) a loss contingency accrual to cover possible monetary damages associated with a breach of a contractual registration commitment, and (iii) to record and properly report embedded conversion features and freestanding warrants pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. Amendment No. 1 included (i) and (ii). As noted in the Explanatory Note at the beginning of this report, this Amendment No. 2 report is being filed to, among other things, correctly reflect these events in the financial statements contained herein. While new management is focused on improving our company's Disclosure Controls to ensure timely and proper reporting, there can be no assurance that other items do not currently exist, or will not occur in the future, that reflect ineffective Disclosure Controls as of the Evaluation Date.

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

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings:

Shambro v. Infinium Labs, Inc. , No. 2005 CA 7709 NC. Shambro has sued Infinium Infinium in the Circuit Court for Sarasota County, Florida, alleging default of a promissory note and seeking damages in the amount of $300,000.00, plus interest. Infinium will serve its Answer shortly and defend itself vigorously in this suit.

Beshara v. Infinium Labs, Inc. , No. 2005 CA 7711 NC. Beshara has sued Infinium in the Circuit Court for Sarasota County, Florida, alleging default of a promissory note and seeking damages in the amount of $100,000.00, plus interest. Infinium expects to enter into a negotiated settlement with Beshara.

Niedrich v. Infinium Labs, Inc. , No. 2005 CA 7499 NC. Niedrich has sued Infinium in the Circuit Court for Sarasota County, Florida, alleging default of a promissory note and seeking damages in the amount of $200,000.00, plus interest. Infinium is defending itself vigorously in this suit and expects to enter into a negotiated settlement with Niedrich.

CDW Corporation v. Infinium Labs Corporation , No. 05-M1-131484. CDW has sued Infinium in the Circuit Court of Cook County, Illinois, alleging breach of contract with Plaintiff for allegedly failing to pay for goods delivered and seeking damages in the amount of $26,958.24. Infinium is in the process of obtaining local counsel and will be submitting its Answer shortly.

Black Rocket Euro RSCG, LLC v. Infinium Labs, Inc. , No. 2005 CA 5008 NC. Black Rocket has sued Infinium in the Circuit Court for Sarasota County, Florida, alleging breach of contract with Plaintiff for failing to pay for services rendered and seeking damages in the amount of $95,272.00. Infinium is defending itself vigorously in this suit. The Company has recorded $95,272 in accounts payable related to vendor payments due Black Rocket Euro RSCG, LLC.

Beshara v. Infinium Labs Corporation , No. 2005 CA 5103 NC. Beshara has sued Infinium in the Circuit Court for Sarasota County, Florida, alleging default of a promissory note and seeking damages of approximately $1,400,000.00. Infinium expects to enter into a negotiated settlement with Beshara.

Biostar Microtech Industrial, Inc. is threatening litigation based upon an alleged breach of contract related to services allegedly performed by Plaintiff. Infinium expects the suit to be filed shortly and expects to enter into a negotiated settlement with Biostar.

SG Capital Holdings, LLC v. Infinium Labs, Inc. , No. BC328991. SG Capital has sued Infinium in Superior Court of California, Los Angeles County, alleging breach of contract related to financial services allegedly provided by Plaintiff and Plaintiff and seeking unspecified damages.

Infinium Labs, Inc. v. Digital Interactive Streams, Inc. , No. 2004 CA 8193 NC. Infinium has sued DiStream in the Circuit Court for Sarasota County, Florida alleging breach of a settlement agreement and conversion and seeking damages of an unspecified amount. The parties currently are conducting discovery.

In the Matter of Certain Fax Blasts , SF-2926. We have received subpoenas for documents from the Securities and Exchange Commission in an investigation entitled In the Matter of Certain Fax Blasts .  We received the first subpoena in January 2005, and have since received three additional subpoenas. In addition, our CEO and former Vice President of Corporate Development have given testimony to the SEC's staff.  The SEC has requested further testimony from our CEO.

Except as described above, we are not a party to any litigation other than litigation arising in the ordinary course of its business, which is not expected to have a material adverse effect on its financial condition or results of operations and has not accrued any amounts relating to any litigation.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds:

Unless otherwise stated all of the below-referenced securities were issued in a transaction exempt from the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder ("Rule 506 Conditions").   With respect to Rule 506 Conditions:   (i) the securities were sold only to accredited investors; (ii) the securities were not offered by any form of general solicitation or general advertising; (iii) each investor had represented that such investor was acquiring the securities for such investor's own account for investment; and (iv) the securities were issued with restrictive legends.

During April 2005, the Company issued 100,000 shares of restricted common stock to an employee as a bonus with a fair value of $23,000 ($0.23 per share).

On April 18, 2005, the Company issued 250,000 shares of restricted common stock to a consultant for services with a fair value of $45,000 ($0.18 per share).

On April 11, 2005, the Company issued 13,325,000 shares of common stock to convert a note payable with a fair value of $1,565,000 ($0.12 per share). The Company recognized a loss of $716,933 ($0.05 per share) on the conversion of this note.

On April 29, 2005, the Company borrowed $200,000 under a 17% convertible promissory note, which, as additional consideration, the entire amount of the note was convertible into 2,000,000 shares of common stock at a price of $0.10 per share.

During April 2005, the Company issued 2,936,644 shares of common stock to convert a note payable and interest with a fair value of $293,664 ($0.10 per share). The Company recognized a loss of $69,863 ($0.26 per share) on the conversion of interest.

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

On June 10, 2005, the Company issued 2,075,453 shares of common stock to convert a note payable with a fair value of $207,545 ($0.10 per share). As additional consideration, the note holder is entitled to a Stock Purchase Warrant for 6,226,359 shares of common stock at a warrant exercise price of $0.10 per share.

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

On June 13, 2005, the Company borrowed $68,000 under a 17% convertible promissory note, which, as additional consideration, the entire amount of the note was convertible into 680,000 shares of common stock at a price of $0.10 per share.

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

On August 1, 2005, Andrew Schneider, Senior Vice President of Sales and Marketing, submitted his resignation.

Item 6 .

Exhibits and Reports on Form 8-K:

(a) Exhibits:

Exhibit No.	Exhibit Description	Location

10-1	12% Promissory Note between the Company and Rob Shambro, dated April 7, 2005	Incorporated by reference to Exhibit10-1 to the Form 10-QSB filed with the SEC on August 15, 2005

10-2	17% Promissory Note between the Company and Fred Niedrich, dated April 29, 2005	Incorporated by reference to Exhibit10-2 to the Form 10-QSB filed with the SEC on August 15, 2005

10-3	17% Promissory Note between the Company and Fred Niedrich, dated June 13, 2005	Incorporated by reference to Exhibit10-2 to the Form 10-QSB filed with the SEC on August 15, 2005

10-4	17% Promissory Note between the Company and James Beshara, dated June 30, 2005	Incorporated by reference to Exhibit10-2 to the Form 10-QSB filed with the SEC on August 15, 2005

31-1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed herewith

32-1	Section 1350 Certification	Filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHANTOM ENTERTAINMENT, INC.

Dated: September 26, 2006	By:	/s/ Greg Koler
Greg Koler, Chief Executive Officer and Interim Chief Financial Officer