Form 10QSB/A
period 2005-09-30
Phantom Entertainment, Inc.
filed 2006-09-26
CIK 1145019

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB/A (“Form 10-QSB/A”) to Phantom Entertainment, Inc.’s (f/k/a Infinium Labs, Inc.) Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2005, initially filed with the Securities and Exchange Commission (“SEC”) on December 22, 2005 (the “Original Filing”), is being filed to reflect (i) our review of comments received from the Securities and Exchange Commission (“SEC”) relating to its revised interpretation with respect to FAS 133 “Accounting for Derivative Instruments and Hedging Activities,” and in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock,” (ii) respond to comments received from the SEC in connection with a review of our filings, and (iii) provide additional disclosure revisions deemed appropriate by current management.

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

INDEX

		Page

PART I - Financial Information

Item 1	Financial Statements	3 - 48

	Consolidated Balance Sheets as of September 30, 2005 (Unaudited) (Restated - Note 2) and December 31, 2004 (Restated - Note 2)	3

	Consolidated Statements of Operations for the Three Months Ended September 30, 2005 (Restated - Note 2), the Three Months Ended September 30, 2004, the Nine Months Ended September 30, 2005 (Restated - Note 2), the Nine Months Ended September 30, 2004 and the Period from December 9, 2002 (Inception) through September 30, 2005 (Unaudited) (Restated - Note 2)	4

	Consolidated Statement of Changes in Stockholders’ Deficiency for the Period from December 9, 2002 (Inception) through September 30, 2005 (Unaudited) (Restated - Note 2)	5-15

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 (Restated - Note 2), the Nine Months Ended September 30, 2004 and the Period from December 9, 2002 (Inception) through September 30, 2005 (Unaudited) (Restated - Note 2)
		16-17

	Notes to Consolidated Financial Statements (Unaudited)	18-48

Item 2	Plan of Operations	49-53

Item 3	Controls and Procedures	53-54

PART II - Other Information

Item 1	Legal Proceedings	54-55

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	55-56

Item 3	Defaults upon Senior Securities	56

Item 4	Submission of Matters to a Vote of Security Holders	57

Item 5	Other Information	57

Item 6	Exhibits	58

Signatures

Certifications

PART I.   FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Balance Sheets

Restated - Note 2

	September 30, 2005 (Unaudited)	December 31, 2004
ASSETS
Current Assets:
Cash	$5,140	$4,102
Restricted Cash	-	894,910
Prepaid Expenses	34,786	66,589
Other Receivable	1,479	407
Total Current Assets	41,405	966,008

Property and Equipment, Net	336,993	475,122

Other Assets:
Deposits	9,125	5,440
Intangible asset, net	213,012	256,495
Total Other Assets	222,137	261,935

Total Assets	$600,535	$1,703,065

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable	$2,476,627	$3,598,885
Due to developers	845,000	985,000
Accrued interest expense	590,911	301,415
Other accrued expense	112,686	105,000
Derivatives (Note 3(B))	5,652,336	42,990,032
Accrued payroll and payroll taxes (Note 6E)	3,218,007	1,665,769
Promissory notes, net (Note 3(A))	3,810,439	7,298,348

Total Current Liabilities	16,706,006	56,944,449

Commitments and Contingencies	-	-

Stockholders’ Deficiency:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 290,320,456 and 121,090,655 shares issued and outstanding, respectively (Note 4)	29,032	12,109
Additional paid-in capital (Note 4)	46,011,688	18,440,300
Subscription receivable	(22,517)	(22,517)
Deferred Compensation	(410,600)	-
Accumulated deficit during development stage	(61,713,074)	(73,671,276)

Total Stockholders’ Deficiency	(16,105,471)	(55,241,384)

Total Liabilities and Stockholders’ Deficiency	$600,535	$1,703,065

See accompanying Notes to Consolidated Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Operations
(Unaudited)

Restated - Note 2

	For the Three Months Ended September 30, 2005	For the Three Months Ended September 30, 2004	For the Nine Months Ended September 30, 2005	For the Nine Months Ended September 30, 2004	For the Period from December 9, 2002 (Inception) to September 30, 2005

Operating Expenses:
Development costs	$(1,808)	$503,265	$(1,808)	$1,755,209	$3,534,396
Advertising	29,453	472,605	256,633	1,041,539	1,845,189
Salary expense	2,426,170	1,833,282	4,741,193	4,340,147	11,899,099
Professional fees	183,510	414,815	859,395	2,013,581	4,563,998
Consultants	887,019	2,854,625	2,823,031	7,935,599	12,765,052
Impairment of assets	-	-	-	-	352,299
General and administrative	145,556	767,750	1,081,271	3,515,902	5,312,177
Total Operating Expenses	3,669,900	6,846,342	9,759,715	20,601,977	40,272,210
Net Loss from Operations	(3,669,900)	(6,846,342)	(9,759,715)	(20,601,977)	(40,272,210)

Other Income (Expense):
Other income	293	-	383	-	2,317
Loss on sale of equipment	(2,532)	-	(5,011)	-	(5,459)
Loss on conversion of notes	(52,974)	-	(10,670,049)	-	(10,670,049)
Gain on vendor settlement	25,444	-	2,720	-	2,720
Interest expense	(1,142,020)	(822,428)	(4,614,981)	(3,910,825)	(10,321,019)
Gain/(Loss) on derivatives	3,764,244	-	37,537,696	-	631,281
Payroll Tax Penalty & Interest	(326,372)	(66,926)	(532,841)	(86,746)	(1,080,655)
Total Other Income (Expense)	2,266,083	(889,354)	21,717,917	(3,997,571)	(21,440,864)

Income (Loss) before Income Taxes	(1,403,817)	(7,735,696)	11,958,202	(24,599,548)	(61,713,074)

Income Taxes	-	-	-	-	-

Net Income (Loss)	$(1,403,817)	$(7,735,696)	$11,958,202	$(24,599,548)	$(61,713,074)

Per Common Share

Income (Loss) per common share - basic and diluted	$(0.006)	$(0.076)	$0.065	$(0.258)	$(0.577)

Weighted average - basic and diluted	238,676,683	101,507,725	183,285,656	95,387,254	106,917,452

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

See accompanying Notes to Consolidated Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders’ Deficiency
For the Period from December 9, 2002 (Inception) to September 30, 2005
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total

Beneficial conversion of promissory notes at $0.10 per share	-	-	-	-	318,500	-	-	-	318,500

Fair value of warrants issued in conjunction with promissory notes ranging from $0.10 per share to $1.00 per share	-	-	-	-	295,000	-	-	-	295,000

Shares contributed in kind	-	-	(1,191,450)	(119)	119	-	-	-	-

Reclassification of warrants to derivative liability	-	-	-	-	(4,353,617)	-	-	-	(4,353,617)

Net loss, December 31, 2004	-	-	-	-	-	(70,726,202)	-	-	(70,726,202)

Balance, December 31, 2004 (Restated - Note 2)	-	-	121,090,655	12,109	18,440,300	(73,671,276)	(22,517)	-	(55,241,384)

Shares issued to Director for services ($1.59 per share)	-	-	40,000	4	63,596	-	-	-	63,600

Shares issued to consultants for services ($0.87 per share)	-	-	125,179	13	108,916	-	-	-	108,929

Shares issued to convert note payable ($1.18 per share)	-	-	7,043,750	704	8,310,921	-	-	-	8,311,625

Shares issued to consultants for services ($0.54 per share)	-	-	1,200,000	120	647,880	-	-	-	648,000

Shares issued to convert note payable ($0.365 per share)	-	-	4,925,291	493	1,797,238	-	-	-	1,797,731

Shares issued to consultants for services ($0.32 per share)	-	-	1,722,453	172	558,675	-	-	(19,665)	539,182

Shares issued to employees ($0.25 per share)	-	-	225,000	22	56,228	-	-	-	56,250

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

See accompanying Notes to Consolidated Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders’ Deficiency
For the Period from December 9, 2002 (Inception) to September 30, 2005
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total

Shares issued to consultants for services ($0.06 per share)	-	-	250,000	25	14,975	-	-	-	15,000

Shares issued to consultants for services ($0.05 per share)	-	-	1,629,027	163	81,288	-		(27,505)	53,946

Shares issued to satisfy vendor payable ($0.049 per share)	-	-	6,361,113	636	336,503	-	-	-	337,139

Gain on settlement of vendor payable	-	-	-	-	(25,444)	-	-	-	(25,444)

Shares issued to convert notes payable ($0.0472 per share)	-	-	12,882,049	1,288	606,766	-	-	-	608,054

Loss on conversion of notes payable	-	-	-	-	36,048	-	-	-	36,048

Shares issued to convert note payable ($0.045 per share)	-	-	3,385,259	339	151,998	-	-	-	152,337

Loss on conversion of note payable	-	-	-	-	16,926	-	-	-	16,926

Shares issued to employees ($0.055 per share)	-	-	5,415,729	542	297,323	-	-	(85,758)	212,107

Shares issued to employees ($0.05 per share)	-	-	3,045,708	305	151,981	-	-	(44,648)	107,638

Shares issued to employees ($0.045 per share)	-	-	3,977,894	398	178,607	-	-	(50,058)	128,947

Deferred Compensation 3rd Quarter Amortization	-	-	-	-	-	-	-	9,724	9,724

Net income for the Nine Months Ended September 30, 2005	-	-	-	-	-	11,958,202	-	-	11,958,202

BALANCE, SEPTEMBER 30, 2005 (RESTATED - NOTE 2)	-	$-	290,320,456	$29,032	$46,011,688	$(61,713,074)	$(22,517)	(410,600)	$(16,105,471)

See accompanying Notes to Consolidated Financial Statements.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Cash Flows
(Unaudited)
Restated - Note 2

	For the Nine Months Ended September 30, 2005	For the Nine Months Ended September 30, 2004	For the Period from December 9, 2002 (Inception) to September 30, 2005
Cash Flows from Operating Activities:
Net income (loss)	$11,958,202	$(24,599,548)	$(61,713,074)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	170,940	162,061	345,288
Impairment of assets	-	-	352,299
Loss on disposal of assets	5,011	-	5,459
Common stock issued for services	4,044,820	7,944,675	13,748,808
Common Stock issued to employees	1,812,005	99,000	3,854,146
Common stock issued for legal settlements	(175,900)	175,900	-
Common stock issued for interest	1,190,329	2,731,505	3,918,060
Common stock issued for loan guarantee	-	-	832,000
Common stock issued for vendor settlement	863,857	-	863,857
(Gain)/Loss on vendor settlement	(2,720)	-	(2,720)
Loss on conversion of notes payable	10,670,049	-	10,670,049
Legal fees on conversion of notes payable	34,000	-	34,000
Legal fees on vendor settlement	25,607		25,607
Amortization of interest expense	3,109,751	869,999	5,285,339
(Gain)/Loss on derivatives	(37,537,696)	-	(631,281)
Changes in operating assets and liabilities:
Decrease (increase) in current assets:
Other receivables	(1,478)	36	(1,478)
Deposits	(3,685)	(27,100)	(9,125)
Prepaid expense	32,210	(53,000)	(34,786)
Increase (decrease) in current liabilities:
Accounts Payable	(1,122,255)	1,654,514	2,476,630
Due To Developers	(140,000)	687,500	845,000
Accrued Interest	289,496	102,292	590,911
Other Accrued Expense	7,691	0	112,691
Accounts payable and accrued expenses	1,552,234	621,745	3,218,005
Net Cash Used in Operating Activities	(3,217,532)	(9,630,421)	(15,214,315)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	(796,974)	(970,467)
Proceeds from the sale of property and equipment	5,660	-	17,415
(Increase) decrease in restricted cash	894,910	-	-
Net Cash Provided (Used) in Investing Activities	900,570	(796,974)	(953,052)

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Cash Flows
(Unaudited)
Restated - Note 2

	For the Nine Months Ended September 30, 2005	For the Nine Months Ended September 30, 2004	For the Period from December 9, 2002 (Inception) to September 30, 2005
Cash Flows from Financing Activities:
Repayments of notes payable	-	(475,000)	(1,075,000)
Proceeds from stockholder	-	3,314	4,940
Payments to stockholder	-	-	(4,940)
Proceeds from sale of common stock, net	795,400	4,652,579	9,527,147
Promissory note	1,522,600	6,221,641	7,720,360
Net Cash Provided by Financing Activities	2,318,000	10,402,534	16,172,507

NET INCREASE IN CASH	1,038	(24,861)	5,140

CASH AT BEGINNING OF PERIOD	4,102	45,852	-

CASH AT END OF PERIOD	$5,140	$20,991	$5,140

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$18,750	$213,200	$533,838

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
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 2     RESTATEMENT OF FINANCIAL STATEMENTS

(A) Derivatives and Corresponding Liability

The Company determined that it failed to account for its embedded conversion features and freestanding warrants pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires a periodic valuation of their fair value and a corresponding recognition of liabilities associated with such derivatives during the three months ended September 30, 2005. The Company has included this expense and related liability at September 30, 2005.

A summary of significant effects of the restatement is as follows:

	Three Months Ended September 30, 2005 (As Previously Reported)	Amount of Change	Three Months September 30, 2005 Ended (As Restated)
Statement of Operations

Derivative income	$0	3,764,244	$3,764,244
Total Other Income (Expense)	(1,498,161)	3,764,244	2,266,083
Net loss	(5,168,061)	3,764,244	(1,403,817)
Loss per common share - basic and diluted	$(0.022)	$0.016	$(0.006)

	September 30, 2005 (As Previously Reported)	Amount of Change	September 30, 2005 (As Restated)
Balance Sheet

Derivatives	$0	5,652,336	$5,652,336
Total current liabilities	11,053,670	5,652,336	16,706,006
Additional paid-in capital	52,689,734	(6,678,046)	46,011,688
Accumulated deficit during development stage	(62,738,784)	1,025,710	(61,713,074)
Total Stockholders’ Deficiency	$(10,453,135)	$(5,652,336)	$(16,105,471)

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

On December 13, 2004, the Company entered into a Bridge Loan Agreement with 15 various entities pursuant to which the Lenders advanced an aggregate principal amount of $1,160,000 to the Company on December 16, 2004 in exchange for (i) 8% secured promissory notes in such aggregate principal amount, (ii) 250,000 shares of our common stock and (iii) warrants to purchase an aggregate of 16,312,461 shares of our common stock at exercise prices ranging from $0.10 to $1.00 per share. The value of the shares and warrants of $60,000 and $1,100,000, respectively were treated as a discount to the note and the discount is being amortized over the life of the note. The debentures are convertible into shares of common stock. The conversion price of the debentures is seventy-five percent of the lowest closing price during the five trading days ending on the trading day before the conversion date. The note is due December 16, 2005 and is currently in default with interest accruing at the default rate of 18%.

On December 28, 2004, the Company entered into a Bridge Loan Agreement with 14 various entities pursuant to which the Lenders advanced an aggregate principal amount of $1,000,000 to the Company on January 6, 2005 in exchange for (i) 8% secured promissory notes in such aggregate principal amount, (ii) 500,000 shares of our common stock and (iii) warrants to purchase an aggregate of 4,4687,485 shares of our common stock at an exercise price of $0.10 per share. The value of the shares and warrants of $370,000 and $630,000, respectively were treated as a discount to the note and the discount is being amortized over the life of the note. The debentures are convertible into shares of common stock. The conversion price of the debentures is seventy-five percent of the lowest closing price during the five trading days ending on the trading day before the conversion date. The note is due December 28, 2005 and is currently in default with interest accruing at the default rate of 18%.

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

On March 21, 2005, the Company borrowed $200,000 under a 17% promissory note, which was payable no later than May 20, 2005. As additional consideration, the note holder is entitled to an increase in the note holder’s previously existing Stock Purchase Warrant coverage from 150% to 200% of the number of shares obtained in the conversion at a warrant exercise price of $0.10 related to the note holder’s notes dated April 7, 2005 and May 7, 2005. The increased warrant coverage was treated as a $200,000 discount to the debenture and the discount is being amortized over the life of the note. This note was settled on June 10, 2005 via a Conversion Agreement which converted the entire amount of the note into common stock at a per share price of $0.10. The Company recognized a loss on the conversion of $62,263 as related to the conversion of interest.  In conjunction with the conversion, the Company issued 6,226,359 warrants at an exercise price of $0.10 per share.  (See Note 7(B))

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

On April 7, 2005, the Company borrowed $300,000 under a 12% promissory note, which was payable no later than August 5, 2005. On September 15, 2005, the entire amount of the note was converted per a settlement agreement at a per share price of $0.05. The Company recognized a loss on the conversion of $19,040.

On April 29, 2005, the Company borrowed $200,000 under a 17% promissory note, which was payable no later than July 28, 2005. The entire amount of the note was convertible into shares of common stock at a price of $0.10 per share, at the option of the note holder. The beneficial conversion was treated as a $200,000 discount to the note and the discount was amortized over the life of the note. On September 15, 2005, the entire amount of the note was converted per a settlement agreement at a per share price of $0.05. The Company recognized a loss on the conversion of $12,693.

On June 13, 2005, the Company borrowed $68,000 under a 17% promissory note, which was payable no later than August 12, 2005. The entire amount of the note was convertible into shares of common stock at a price of $0.10 per share, at the option of the note holder. The beneficial conversion was treated as a $20,400 discount to the note and the discount was amortized over the life of the note. On September 15, 2005, the entire amount of the note was converted per a settlement agreement at a per share price of $0.05. The Company recognized a loss on the conversion of $4,315.

On June 30, 2005, the Company borrowed $100,000 under a 17% promissory note, which is unsecured and was payable no later than September 28, 2005. On August 11, 2005, the entire amount of the note was converted per a settlement agreement at a per share price of $0.05. The Company recognized no gain or loss on the conversion.

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

$3,810,439

The discount from the face value of the promissory notes is being amortized over the life of the promissory notes as additional interest expense. During the nine month period ended September 30, 2005, the nine month period ended September 30, 2004 and the period from December 9, 2002 (Inception) to September 30, 2005, the Company has recorded interest expense from the discounts of $3,109,751, $869,999 and $5,285,339, respectively.

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

The initial fair value assigned to the embedded derivatives and warrants was $14,463,615. The Company recorded the first $1,730,000 of fair value of the derivatives and warrants to debt discount which will be amortized to interest expense over the term of the debenture. The Company recorded an amortization expense for the three months ended September 30, 2005, the three months ended September 30, 2004, the nine months ended September 30, 2005, the nine months ended September 30, 2004 and from December 9, 2002 (Inception) through September 30, 2005 of $544,439, $0, $1,614,549, $0 and $1,670,439, respectively.

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

In summary, the three months ended September 30, 2005, the three months ended September 30, 2004, the nine months ended September 30, 2005, the nine months ended September 30, 2004 and from December 9, 2002 (Inception) through September 30, the Company recorded a gain/(loss) on derivatives of $1,981,361, $0, $20,140,343, $0 and $(2,359,058), respectively, as a result of the financing described above in accordance with guidance provided in EITF 00-19:

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

As of September 30, 2005 and December 31, 2004, the fair value of all other outstanding warrants was $1,363,277 and $18,760,630, respectively. The difference of $17,397,353 was recorded as a gain on derivatives as provided for in EITF 00-19.

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

(M) Obligation to Reserve Stock

As of September 30, 2005, the Company had an obligation to reserve 89,810,624 shares of common stock issuable upon conversion of debentures. In addition, as of September 30, 2005, the Company had outstanding warrants totaling 60,328,812 shares of common stock.

(N) Amendment to Articles of Incorporation

On February 24, 2005, the Company amended its Articles of Incorporation to provide for an increase in its authorized share capital. The authorized capital stock increased to 600,000,000 common shares at a par value of $0.0001 per share.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 5   INCOME TAXES

Income tax expense (benefit) is summarized as follows:

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004	December 9, 2002 (Inception) through September 30, 2005
Current:
Federal	$-	$-	$-
State	-	-	-
Deferred - Federal and State	-	-	-

Income tax expense (benefit)	$-	$-	$-

The Company's tax expense differs from the "expected" tax expense as follows:

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004	December 9, 2002 (Inception) through September 30, 2005

U.S. Federal income tax expense (benefit)	$(8,952,823)	$(8,609,842)	$(21,820,524)
Effect on net operating loss carryforward	8,952,823	8,609,842	21,820,524

	$-	$-	$-

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	September 30, 2005 (Unaudited)	December 31, 2004
Deferred tax assets:
Net operating loss carry forward	$21,820,524	$12,867,701
Total gross deferred tax assets	21,820,524	12,867,701
Less valuation allowance	(21,820,524)	(12,867,701)

Net deferred tax assets	$-	$-

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

At September 30, 2005, the Company had a net operating loss carry forward of $62,344,355 for U.S. Federal income tax purposes available to offset future taxable income expiring through 2025. The net change in the valuation allowance during the nine months ended September 30, 2005 was an increase of $8,952,823.

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

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

(C) Litigation

CDW Corporation v. Infinium Labs Corporation , No. 05-M1-131484. In May 2005, CDW sued Infinium in the Circuit Court of Cook County, Illinois, alleging breach of contract and seeking damages in the amount of $26,958.24. Infinium is in the process of replacing local counsel. The Company has recorded $25,737 in accounts payable related to vendor payments due CDW Corporation.

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

Beshara v. Infinium Labs Corporation , No. 2005 CA 5103 NC. In May 2005, Beshara sued Infinium in the Circuit Court for Sarasota County, Florida, alleging default of a promissory note and seeking damages of approximately $1,400,000.00. Infinium expects to enter into a negotiated settlement with Beshara .   On October 25, 2005, the Company settled accrued interest through October 31, 2005, together with reasonable attorneys’ fees, in the amount of $384,192 through issuance of 7,114,667 shares of the Company’s stock.

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

In the Matter of Certain Fax Blasts , SF-2926. In approximately January 2005, we received subpoenas for documents from the Securities and Exchange Commission (“SEC”) in an investigation entitled In the Matter of Certain Fax Blasts .  In compliance with other SEC issued subpoenas, several former employees, including our Chairman of the Board of Directors, have given testimony to the SEC’s staff while several current employees have participated in off-record interviews with the SEC staff.  Additionally, Timothy M. Roberts, the Company's Chairman of the Board of Directors, has received a “Wells Notice” from the staff of the U.S. Securities and Exchange Commission (please see the Company’s 8-K filing on October 28, 2005 for more information).   The Company is unable to determine what, if any, actions may result from the ongoing investigation.

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

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

(D) Licenses

As detailed above in Note 5 (A), the Company has entered into agreements with a number of publishers to provide content for our Phantom Game Service . These agreements provide that we pay an advance to each publisher, which is recoupable by us against future royalties payable to these publishers under their respective agreements. As of September 30, 2005, the Company currently owes an aggregate of $845,000 to these publishers pursuant to these agreements and, if we fail to pay these advances, these agreements may be terminated.

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

(B) Warrants Issued and Outstanding

Stock Purchase Warrants

For the nine months ended September 30, 2005, the Company granted warrants to purchase 6,226,359 and 8,160,000 shares of common stock in conjunction with note payable settlements. The fair values of the warrants were recorded as $664,748 and $273,792, respectively, as provided for in EITF 00-19.

	June 30, 2005	December 31, 2004
Warrants for common stock issued to a note holder. The term of the warrants are five years expiring November 10, 2009. The warrants are exercisable at $0.10 per share. The additional warrants issued in the first quarter of 2005 were in consideration for and in connection with conversion of a $200,000 promissory note.	5,873,288	4,404,966

Warrants for common stock issued to a note holder. The term of the warrants are five years expiring November 10, 2009. The warrants are exercisable at $0.10 per share. The additional warrants issued in the first quarter of 2005 were in consideration for and in connection with conversion of a $200,000 promissory note.	11,630,138	8,722,604

Warrants issued with subscription agreements. The term of the warrants are five years expiring November 10, 2009 and are exercisable at $0.25 per share.	678,900	678,900

Warrants issued with subscription agreements. The term of the warrants are five years expiring November 10, 2009 and are exercisable at $0.25 per share.	1,344,000	1,344,000

Warrants issued with subscription agreements. The term of the warrants are five years expiring November 10, 2009 and are exercisable at $0.10 per share.	3,084,181	3,084,181

Warrants issued in conjunction with convertible notes. The term of the warrants are five years expiring December 31, 2009 and are exercisable at $0.50 per share.	232,000	232,000

Warrants issued in conjunction with convertible notes. The term of the warrants are five years expiring December 31, 2009 and are exercisable at $0.50 per share.	200,000	200,000

Warrants for common stock issued to note holders. The term of the warrants are five years expiring October 22, 2009. The warrants are exercisable at $0.50 per share.	500,000	500,000

Warrants for common stock issued to note holders. The term of the warrants are five years expiring October 27, 2009. The warrants are exercisable at $0.50 per share.	500,000	500,000

Warrants for common stock issued to note holders. The term of the warrants are five years expiring December 31, 2009. The warrants are exercisable at $0.10 per share.	5,437,487	5,437,487

Warrants for common stock issued to note holders. The term of the warrants are five years expiring December 31, 2009. The warrants are exercisable at $0.75 per share.	5,437,487	5,437,487

Warrants for common stock issued to note holders. The term of the warrants are five years expiring December 31, 2009. The warrants are exercisable at $1.00 per share.	5,437,487	5,437,487

Warrants for common stock issued to note holder. The term of the warrants is three years expiring February 4, 2008. The warrants are exercisable at $0.10 per share.	200,000	-

Warrants for common stock issued to note holder. The term of the warrants is three years expiring February 4, 2008. The warrants are exercisable at $0.10 per share.	200,000	-

Warrants for common stock issued to note holder. The term of the warrants is three years expiring February 4, 2008. The warrants are exercisable at $0.10 per share.	100,000	-

Warrants for common stock issued to note holder. The term of the warrants is three years expiring April 29, 2008. The warrants are exercisable at $0.10 per share.	400,000	-

Warrants for common stock issued to note holders. The term of the warrants are five years expiring December 31, 2009. The warrants are exercisable at $0.10 per share.	4,687,485	4,687,485

Warrants for common stock granted to note holder. The term of the warrants are five years expiring June 10, 2010. The warrants are exercisable at $0.10 per share.	6,226,359	-

Warrants for common stock granted to note holder. The term of the warrants are three years expiring September 19, 2008. The warrants are exercisable at $0.10 per share.	8,160,000	-

Total	60,328,812	40,666,597

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 8   GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no sales and has aggregate net losses from inception of $61,713,074, has a working capital deficiency of $16,664,601, a stockholders’ deficiency of $16,105,471 and has a negative cash flow from operations of $15,214,315 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 10   SUBSEQUENT EVENTS

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

On December 1, 2005 the Company borrowed $10,000 under a 15% promissory note, which is unsecured and is payable December 1, 2006.

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

(C) Litigation

Oracle USA, Inc. v. Infinium Labs, Inc. , No. C05-5049. In December 2005, Oracle USA sued Infinium in the United States District Court, Northern District of California, San Francisco Division, alleging breach of contract and seeking damages in the amount of $198,818. Infinium will defend itself vigorously in this suit.

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

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

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

LIQUIDITY AND PLAN OF OPERATIONS

We have incurred recurring losses from operations since inception. Our loss from operations for the year ended December 31, 2004 was $27,604,817 and our loss from operations for the nine-months ended September 30, 2005 was $9,759,715. At September 30, 2005, we had a working capital deficit of $16,664,601 and an accumulated deficit (total losses since inception) of $61,713,074. In their report on our audited financial statements for the year ended December 31, 2004, our independent auditors expressed substantial doubt about our ability to continue as a going concern.

Our activities to date have been funded by equity and debt investments.  As of September, 2005, we had received approximately $9,527,147 in equity investments and $7,720,360 in debt and convertible debt financings.  At September 30, 2005, we were in default on payment of promissory notes aggregating $4,060,000 in principal amount, of which $1,400,000 is collateralized by a lien on our assets.  Our outstanding debt for borrowed money has generally been provided on a short-term basis, bears interest at rates ranging from 8% to 17% and, in many cases, was accompanied by the grant of common stock or warrants to purchase common stock, which contributed to the costs of the financings.  As of September 30, 2005, we have recorded an aggregate of $5,774,900 in debt discount, of which $5,285,339 was amortized as interest expense.   In connection with financings aggregating $2.16 million in December 2004, we committed to pay penalties of 2% per month for each month after an agreed upon period (approximately three months) during which we fail to cause a resale registration statement covering the underlying shares to be declared effective by the Securities and Exchange Commission.

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

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

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

Acquiring Rights to Game Content - As a consequence of our capital shortfalls, we have defaulted in payment on some of our agreements with game publishers.  Our agreements with game distributors generally provide us with the right on a non-exclusive basis to distribute games through our Phantom Game Service in exchange for royalties on net sales.  In some cases, we are required to make upfront payments, which in some cases, can be applied against future royalties.  At September 30, 2005, we were party to agreements with a number of distributors, of which six required upfront payments, the amount of which totaled $1,085,000.  As of September 30, 2005, we had made a total of $240,000 in upfront payments and the balance of $845,000 was in default. We have not been notified by any publishers of intent to revoke distribution rights. The agreements generally varying periods of duration, with the earliest expiring in December 2005, and require renegotiation to extend the term beyond the initial expiration date.  Unless and until we receive additional financing, we are not planning to seek to enter into additional agreements of this nature. Our past defaults may adversely affect the willingness of these parties to renew the agreements if and when needed.

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

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings:

CDW Corporation v. Infinium Labs Corporation , No. 05-M1-131484. In May 2005, CDW sued Infinium in the Circuit Court of Cook County, Illinois, alleging breach of contract and seeking damages in the amount of $26,958.24. Infinium is in the process of replacing local counsel. The Company has recorded $25,737 in accounts payable related to vendor payments due CDW Corporation.

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

Beshara v. Infinium Labs Corporation , No. 2005 CA 5103 NC. In May 2005, Beshara sued Infinium in the Circuit Court for Sarasota County, Florida, alleging default of a promissory note and seeking damages of approximately $1,400,000.00. Infinium expects to enter into a negotiated settlement with Beshara .   On October 25, 2005, the Company settled accrued interest through October 31, 2005, together with reasonable attorneys’ fees, in the amount of $384,192 through issuance of 7,114,667 shares of the Company’s stock.

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

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

In the Matter of Certain Fax Blasts , SF-2926. In approximately January 2005, we received subpoenas for documents from the Securities and Exchange Commission (“SEC”) in an investigation entitled In the Matter of Certain Fax Blasts .  In compliance with other SEC issued subpoenas, several former employees, including our Chairman of the Board of Directors, have given testimony to the SEC’s staff while several current employees have participated in off-record interviews with the SEC staff.  Additionally, Timothy M. Roberts, the Company's Chairman of the Board of Directors, has received a “Wells Notice” from the staff of the U.S. Securities and Exchange Commission (please see the Company’s 8-K filing on October 28, 2005 for more information).   The Company is unable to determine what, if any, actions may result from the ongoing investigation.

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

On August 18, 2005, the Company issued 750,000 shares of common stock to a consultant for services with a fair value of $52,500 ($0.07 per share).

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

On September 19, 2005, the Company issued a noteholder a Stock Purchase Warrant for 8,160,000 shares of common stock at an exercise price of $0.10 per share.

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

Dated: September 26, 2006
PHANTOM ENTERTAINMENT, INC.

By: /s/ Greg Koler

Greg Koler, Chief Executive Officer and Interim Chief Financial Officer

PROMISSORY NOTE

September 7, 2005

Sarasota, Florida $50,000.00

FOR VALUE RECEIVED, the undersigned, **INFINIUM LABS, INC.**, a Delaware Corporation, with a principal office located at 1191 Second Avenue, 5th Floor, Seattle, WA 98101 (the "Company"), promises to pay **EDWARD C. BESHARA** (the "Holder") at 3447 Logan Avenue, Youngstown, Ohio, 44505 or other address as the Holder shall specify in writing, the principal sum of **Fifty Thousand (U.S.) Dollars and 00/100 ($50,000.00)**, together with interest thereon at the rate of fifteen percent (15%) per annum and will be payable pursuant to the following terms:

1. **Amount of Note**. The face amount of this Promissory Note (this "Note") plus interest at the rate of fifteen percent (15%) per annum shall be payable to the Holder on November 7, 2005.

2. **Waiver and Consent**. To the fullest extent permitted by law and except as otherwise provided herein, the Company waives demand, presentment, protest, notice of dishonor, suit against or joinder of any other person, and all other requirements necessary to charge or hold the Company liable with respect to this Note.

3. **Costs, Indemnities and Expenses**. The Company agrees to pay all reasonable fees and costs incurred by the Holder in collecting or securing or attempting to collect or secure this Note, including reasonable attorneys' fees and expenses, whether or not involving litigation and/or appellate or bankruptcy proceedings. The Company agrees to pay any documentary stamp taxes, intangible taxes or other taxes which may now or hereafter apply to this Note or any payment made in respect of this Note, and the Company agrees to indemnify and hold the Holder harmless from and against any liability, costs, attorneys' fees, penalties, interest or expenses relating to any such taxes, as and when the same may be incurred.

4. a. **Event of Default**. Upon an Event of Default (as defined below), the entire principal balance and accrued interest outstanding under this Note, and all other obligations of the Company under this Note, shall be immediately due and payable without any action on the part of the Holder, and the Holder shall be entitled to seek and institute any and all remedies available to it. No remedy conferred under this Note upon the Holder is intended to be exclusive of any other remedy available to the Holder, pursuant to the terms of this Note or otherwise. No single or partial exercise by the Holder of any right, power or remedy hereunder shall preclude any other or further exercise thereof. The failure of the Holder to exercise any right or remedy under this Note or otherwise, or delay in exercising such right or remedy, shall not operate as a waiver thereof. An "Event of Default" shall be deemed to have occurred upon the occurrence of any of the following: (i) the Company should fail for any reason or for no reason to make payment of the outstanding principal balance plus accrued interest pursuant to this Note within the time prescribed herein or the Company fails to satisfy any other obligation or requirement of the Company under this Note; or (ii) any proceedings under any bankruptcy laws of the United States of America or under any insolvency, reorganization, receivership, readjustment of debt, dissolution, liquidation or any similar law or statute of any jurisdiction now or hereinafter in effect (whether in law or at equity) is filed by or against the Company or for all or any part of its property.

b. **Interest upon Default**. Upon default by the company/borrower, principal and any unpaid interest shall bear interest at the highest rate allowed by law.

5. **Maximum Interest Rate**. In no event shall any agreed to or actual interest charged, reserved or taken by the Holder as consideration for this Note exceed the limits imposed by Florida. In the event that the interest provisions of this Note shall result at any time or for any reason in an effective rate of interest that exceeds the maximum interest rate permitted by applicable law, then without further agreement or notice the obligation to be fulfilled shall be automatically reduced to such limit and all sums received by the Holder in excess of those lawfully collectible as interest shall be applied against the principal of this Note immediately upon the Holder's receipt thereof, with the same force and effect as though the Company had specifically designated such extra sums to be so applied to principal and the Holder had agreed to accept such extra payment(s) as a premium-free prepayment or prepayments.

6. **Cancellation of Note**. Upon the repayment by the Company of all of its obligations hereunder to the Holder, including, without limitation, the face amount of this Note, plus accrued but unpaid interest, the indebtedness evidenced hereby shall be deemed canceled and paid in full. Except as otherwise required by law or by the provisions of this Note, payments received by the Holder hereunder shall be applied first against expenses and indemnities, next against interest accrued on this Note, and next in reduction of the outstanding principal balance of this Note.

7. **Severability**. If any provision of this Note is, for any reason, invalid or unenforceable, the remaining provisions of this Note will nevertheless be valid and enforceable and will remain in full force and effect. Any provision of this Note that is held invalid or unenforceable by a court of competent jurisdiction will be deemed modified to the extent necessary to make it valid and enforceable and as so modified will remain in full force and effect.

8. **Amendment and Waiver**. This Note is non negotiable and may be amended, or any provision of this Note may be waived, provided that any such amendment or waiver will be binding on a party hereto only if such amendment or waiver is set forth in a writing executed by the parties hereto. The waiver by any such party hereto of a breach of any provision of this Note shall not operate or be construed as a waiver of any other breach.

9. **Successors.** Except as otherwise provided herein, this Note shall bind and inure to the benefit of and be enforceable by the parties hereto and their permitted successors and assigns.

10. **Assignment.** This Note shall not be directly or indirectly assignable or delegable by the Company.

11. **No Strict Construction.** The language used in this Note will be deemed to be the language chosen by the parties hereto to express their mutual intent, and no rule of strict construction will be applied against any party.

12. **Further Assurances.** Each party hereto will execute all documents and take such other actions as the other party may reasonably request in order to consummate the transactions provided for herein and to accomplish the purposes of this Note.

13. **Notices, Consents, etc.** Any notices, consents, waivers or other communications required or permitted to be given under the terms hereof must be in writing and will be deemed to have been delivered: (i) upon receipt, when delivered personally; (ii) upon receipt, when sent by facsimile (provided confirmation of transmission is mechanically or electronically generated and kept on file by the sending party); or (iii) one (1) trading day after deposit with a nationally recognized overnight delivery service, in each case properly addressed to the party to receive the same. The addresses and facsimile numbers for such communications shall be:

If to the Company:	Infinium Labs, Inc.
	1191 Second Avenue, 5th Floor
	Seattle, WA 98101
	Attention: Kevin Bachus, CEO
	Telephone: (941) 393-3000
	Facsimile: (941) 393-3031
With Copies to:	Sichenzia Ross Friedman Ference LLP
	1065 Avenue of the Americas
	New York, NY 10018
	Attention: Darrin M. Ocasio, Esq.
	Telephone: (212) 930-9700

Facsimile: (212) 930-9725
If to Holder:	Edward C. Beshara
	3447 Logan Avenue
	Youngstown Ohio 45505
	Attention: Edward C. Beshara
	Telephone:

or at such other address and/or facsimile number and/or to the attention of such other person as the recipient party has specified by written notice given to each other party three (3) trading days prior to the effectiveness of such change. Written confirmation of receipt (A) given by the recipient of such notice, consent, waiver or other communication, (B) mechanically or electronically generated by the sender's facsimile machine containing the time, date, recipient facsimile number and an image of the first page of such transmission or (C) provided by a nationally recognized overnight delivery service, shall be rebuttable evidence of personal service, receipt by facsimile or receipt from a nationally recognized overnight delivery service in accordance with clause (i), (ii) or (iii) above, respectively.

14. **Remedies, Other Obligations, Breaches and Injunctive Relief.** The Holder's remedies provided in this Note shall be cumulative and in addition to all other remedies available to the Holder under this Note, at law or in equity (including a decree of specific performance and/or other injunctive relief), no remedy of the Holder contained herein shall be deemed a waiver of compliance with the provisions giving rise to such remedy and nothing herein shall limit the Holder's right to pursue actual damages for any failure by the Company to comply with the terms of this Note. Every right and remedy of the Holder under any document executed in connection with this transaction, including but not limited to this Note or under applicable law may be exercised from time to time and as often as may be deemed expedient by the Holder. The Company acknowledges that a breach by it of its obligations hereunder will cause irreparable harm to the Holder and that the remedy at law for any such breach may be inadequate. The Company therefore agrees that, in the event of any such breach or threatened breach, the Holder shall be entitled, in addition to all other available remedies, to an injunction restraining any breach, and specific performance without the necessity of showing economic loss and without any bond or other security being required.

15. **Governing Law; Jurisdiction.** All questions concerning the construction, validity, enforcement and interpretation of this Agreement shall be governed by the internal laws of the State of Florida, without giving effect to any choice of law or conflict of law provision or rule that would cause the application of the laws of any jurisdictions other than the State of Florida. Each party hereby irrevocably submits to the exclusive jurisdiction of the Circuit Courts of the County of Sarasota, State of Florida, for the adjudication of any dispute hereunder or in connection herewith or therewith, or with any transaction contemplated hereby or discussed herein, and hereby irrevocably waives, and agrees not to assert in any suit, action or proceeding, any claim that it is not personally subject to the jurisdiction of any such court, that such suit, action or proceeding is brought in an inconvenient forum or that the venue of such suit, action or proceeding is improper. Each party hereby irrevocably waives personal service of process and consents to process being served in any such suit, action or proceeding by mailing a copy thereof to such party at the address for such notices to it under this Agreement and agrees that such service shall constitute good and sufficient service of process and notice thereof. Nothing contained herein shall be deemed to limit in any way any right to serve process in any manner permitted by law.

16. **No Inconsistent Agreements**. None of the parties hereto will hereafter enter into any agreement which is inconsistent with the rights granted to the parties in this Note.

17. **Third Parties.** Nothing herein expressed or implied is intended or shall be construed to confer upon or give to any person or entity, other than the parties to this Note and their respective permitted successor and assigns, any rights or remedies under or by reason of this Note.

18. **Waiver of Jury Trial. AS A MATERIAL INDUCEMENT FOR THE HOLDER TO LOAN TO THE COMPANY THE MONIES HEREUNDER, THE COMPANY HEREBY WAIVES ANY RIGHT TO TRIAL BY JURY IN ANY LEGAL PROCEEDING RELATED IN ANY WAY TO THIS AGREEMENT AND/OR ANY AND ALL OF THE OTHER DOCUMENTS ASSOCIATED WITH THIS TRANSACTION.**

19. **Entire Agreement**. This Note (including the recitals hereto) sets forth the entire understanding of the parties with respect to the subject matter hereof, and shall not be modified or affected by any offer, proposal, statement or representation, oral or written, made by or for any party in connection with the negotiation of the terms hereof, and may be modified only by instruments signed by all of the parties hereto.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

IN WITNESS WHEREOF, this Note is executed by the undersigned as of the date hereof.

The undersigned affirms that he/she is fully authorized to enter into this Agreement and that the execution of this promissory note and the specific provisions of this note have been duly authorized by the corporation.

COMPANY:
INFINIUM LABS, INC.

By:_______________________

Name:Kevin Bachus

Title: CEO

PROMISSORY NOTE

September 7, 2005

Sarasota, Florida $50,000.00

FOR VALUE RECEIVED, the undersigned, **INFINIUM LABS, INC.**, a Delaware Corporation, with a principal office located at 1191 Second Avenue, 5th Floor, Seattle, WA 98101 (the "Company"), promises to pay **SHARON M. BESHARA** (the "Holder") at 2174 Partlau Drive, Columbus, Ohio, 43220, or other address as the Holder shall specify in writing, the principal sum of **Fifty Thousand (U.S.) Dollars and 00/100 ($50,000.00)**, together with interest thereon at the rate of fifteen percent (15%) per annum and will be payable pursuant to the following terms:

1. **Amount of Note**. The face amount of this Promissory Note (this "Note") plus interest at the rate of fifteen percent (15%) per annum shall be payable to the Holder on November 7, 2005.

2. **Waiver and Consent**. To the fullest extent permitted by law and except as otherwise provided herein, the Company waives demand, presentment, protest, notice of dishonor, suit against or joinder of any other person, and all other requirements necessary to charge or hold the Company liable with respect to this Note.

3. **Costs, Indemnities and Expenses**. The Company agrees to pay all reasonable fees and costs incurred by the Holder in collecting or securing or attempting to collect or secure this Note, including reasonable attorneys' fees and expenses, whether or not involving litigation and/or appellate or bankruptcy proceedings. The Company agrees to pay any documentary stamp taxes, intangible taxes or other taxes which may now or hereafter apply to this Note or any payment made in respect of this Note, and the Company agrees to indemnify and hold the Holder harmless from and against any liability, costs, attorneys' fees, penalties, interest or expenses relating to any such taxes, as and when the same may be incurred.

4. **a. Event of Default**. Upon an Event of Default (as defined below), the entire principal balance and accrued interest outstanding under this Note, and all other obligations of the Company under this Note, shall be immediately due and payable without any action on the part of the Holder, and the Holder shall be entitled to seek and institute any and all remedies available to it. No remedy conferred under this Note upon the Holder is intended to be exclusive of any other remedy available to the Holder, pursuant to the terms of this Note or otherwise. No single or partial exercise by the Holder of any right, power or remedy hereunder shall preclude any other or further exercise thereof. The failure of the Holder to exercise any right or remedy under this Note or otherwise, or delay in exercising such right or remedy, shall not operate as a waiver thereof. An "Event of Default" shall be deemed to have occurred upon the occurrence of any of the following: (i) the Company should fail for any reason or for no reason to make payment of the outstanding principal balance plus accrued interest pursuant to this Note within the time prescribed herein or the Company fails to satisfy any other obligation or requirement of the Company under this Note; or (ii) any proceedings under any bankruptcy laws of the United States of America or under any insolvency, reorganization, receivership, readjustment of debt, dissolution, liquidation or any similar law or statute of any jurisdiction now or hereinafter in effect (whether in law or at equity) is filed by or against the Company or for all or any part of its property.

b. **Interest upon Default**. Upon default by the company/borrower, principal and any unpaid interest shall bear interest at the highest rate allowed by law.

5. **Maximum Interest Rate**. In no event shall any agreed to or actual interest charged, reserved or taken by the Holder as consideration for this Note exceed the limits imposed by Florida. In the event that the interest provisions of this Note shall result at any time or for any reason in an effective rate of interest that exceeds the maximum interest rate permitted by applicable law, then without further agreement or notice the obligation to be fulfilled shall be automatically reduced to such limit and all sums received by the Holder in excess of those lawfully collectible as interest shall be applied against the principal of this Note immediately upon the Holder's receipt thereof, with the same force and effect as though the Company had specifically designated such extra sums to be so applied to principal and the Holder had agreed to accept such extra payment(s) as a premium-free prepayment or prepayments.

6. **Cancellation of Note**. Upon the repayment by the Company of all of its obligations hereunder to the Holder, including, without limitation, the face amount of this Note, plus accrued but unpaid interest, the indebtedness evidenced hereby shall be deemed canceled and paid in full. Except as otherwise required by law or by the provisions of this Note, payments received by the Holder hereunder shall be applied first against expenses and indemnities, next against interest accrued on this Note, and next in reduction of the outstanding principal balance of this Note.

7. **Severability**. If any provision of this Note is, for any reason, invalid or unenforceable, the remaining provisions of this Note will nevertheless be valid and enforceable and will remain in full force and effect. Any provision of this Note that is held invalid or unenforceable by a court of competent jurisdiction will be deemed modified to the extent necessary to make it valid and enforceable and as so modified will remain in full force and effect.

8. **Amendment and Waiver.** This Note is non negotiable and may be amended, or any provision of this Note may be waived, provided that any such amendment or waiver will be binding on a party hereto only if such amendment or waiver is set forth in a writing executed by the parties hereto. The waiver by any such party hereto of a breach of any provision of this Note shall not operate or be construed as a waiver of any other breach.

9. **Successors.** Except as otherwise provided herein, this Note shall bind and inure to the benefit of and be enforceable by the parties hereto and their permitted successors and assigns.

10. **Assignment.** This Note shall not be directly or indirectly assignable or delegable by the Company.

11. **No Strict Construction.** The language used in this Note will be deemed to be the language chosen by the parties hereto to express their mutual intent, and no rule of strict construction will be applied against any party.

12. **Further Assurances.** Each party hereto will execute all documents and take such other actions as the other party may reasonably request in order to consummate the transactions provided for herein and to accomplish the purposes of this Note.

13. **Notices, Consents, etc.** Any notices, consents, waivers or other communications required or permitted to be given under the terms hereof must be in writing and will be deemed to have been delivered: (i) upon receipt, when delivered personally; (ii) upon receipt, when sent by facsimile (provided confirmation of transmission is mechanically or electronically generated and kept on file by the sending party); or (iii) one (1) trading day after deposit with a nationally recognized overnight delivery service, in each case properly addressed to the party to receive the same. The addresses and facsimile numbers for such communications shall be:

If to the Company:	Infinium Labs, Inc.
	1191 Second Avenue, 5th Floor
	Seattle, WA 98101
	Attention: Kevin Bachus, CEO
	Telephone: (206) 393-3000
	Facsimile: (206) 393-3031
With Copies to:	Sichenzia Ross Friedman Ference LLP
	1065 Avenue of the Americas
	New York, NY 10018
	Attention: Darrin M. Ocasio, Esq.

Telephone: (212) 930-9700
	Facsimile: (212) 930-9725
If to Holder:	Sharon M. Beshara
	2174 Partlau Drive
	Columbus, Ohio 43220
	Attention: Sharon M. Beshara
	Telephone: (330) 540-8888

or at such other address and/or facsimile number and/or to the attention of such other person as the recipient party has specified by written notice given to each other party three (3) trading days prior to the effectiveness of such change. Written confirmation of receipt (A) given by the recipient of such notice, consent, waiver or other communication, (B) mechanically or electronically generated by the sender's facsimile machine containing the time, date, recipient facsimile number and an image of the first page of such transmission or (C) provided by a nationally recognized overnight delivery service, shall be rebuttable evidence of personal service, receipt by facsimile or receipt from a nationally recognized overnight delivery service in accordance with clause (i), (ii) or (iii) above, respectively.

14. Remedies, Other Obligations, Breaches and Injunctive Relief. The Holder's remedies provided in this Note shall be cumulative and in addition to all other remedies available to the Holder under this Note, at law or in equity (including a decree of specific performance and/or other injunctive relief), no remedy of the Holder contained herein shall be deemed a waiver of compliance with the provisions giving rise to such remedy and nothing herein shall limit the Holder's right to pursue actual damages for any failure by the Company to comply with the terms of this Note. Every right and remedy of the Holder under any document executed in connection with this transaction, including but not limited to this Note or under applicable law may be exercised from time to time and as often as may be deemed expedient by the Holder. The Company acknowledges that a breach by it of its obligations hereunder will cause irreparable harm to the Holder and that the remedy at law for any such breach may be inadequate. The Company therefore agrees that, in the event of any such breach or threatened breach, the Holder shall be entitled, in addition to all other available remedies, to an injunction restraining any breach, and specific performance without the necessity of showing economic loss and without any bond or other security being required.

15. Governing Law; Jurisdiction. All questions concerning the construction, validity, enforcement and interpretation of this Agreement shall be governed by the internal laws of the State of Florida, without giving effect to any choice of law or conflict of law provision or rule that would cause the application of the laws of any jurisdictions other than the State of Florida. Each party hereby irrevocably submits to the exclusive jurisdiction of the Circuit Courts of the County of Sarasota, State of Florida, for the adjudication of any dispute hereunder or in connection herewith or therewith, or with any transaction contemplated hereby or discussed herein, and hereby irrevocably waives, and agrees not to assert in any suit, action or proceeding, any claim that it is not personally subject to the jurisdiction of any such court, that such suit, action or proceeding is brought in an inconvenient forum or that the venue of such suit, action or proceeding is improper. Each party hereby irrevocably waives personal service of process and consents to process being served in any such suit, action or proceeding by mailing a copy thereof to such party at the address for such notices to it under this Agreement and agrees that such service shall constitute good and sufficient service of process and notice thereof. Nothing contained herein shall be deemed to limit in any way any right to serve process in any manner permitted by law.

16. **No Inconsistent Agreements.** None of the parties hereto will hereafter enter into any agreement which is inconsistent with the rights granted to the parties in this Note.

17. **Third Parties.** Nothing herein expressed or implied is intended or shall be construed to confer upon or give to any person or entity, other than the parties to this Note and their respective permitted successor and assigns, any rights or remedies under or by reason of this Note.

18. **Waiver of Jury Trial. AS A MATERIAL INDUCEMENT FOR THE HOLDER TO LOAN TO THE COMPANY THE MONIES HEREUNDER, THE COMPANY HEREBY WAIVES ANY RIGHT TO TRIAL BY JURY IN ANY LEGAL PROCEEDING RELATED IN ANY WAY TO THIS AGREEMENT AND/OR ANY AND ALL OF THE OTHER DOCUMENTS ASSOCIATED WITH THIS TRANSACTION.**

19. **Entire Agreement.** This Note (including the recitals hereto) sets forth the entire understanding of the parties with respect to the subject matter hereof, and shall not be modified or affected by any offer, proposal, statement or representation, oral or written, made by or for any party in connection with the negotiation of the terms hereof, and may be modified only by instruments signed by all of the parties hereto.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

IN WITNESS WHEREOF, this Note is executed by the undersigned as of the date hereof.

The undersigned affirms that he/she is fully authorized to enter into this Agreement and that the execution of this promissory note and the specific provisions of this note have been duly authorized by the corporation.

COMPANY:
INFINIUM LABS, INC.

By:______________________
Name: Kevin Bachus
Title: CEO

[illegible]

PROMISSORY NOTE

September 13, 2005

Sarasota, Florida $40,000.00

FOR VALUE RECEIVED, the undersigned, **INFINIUM LABS, INC.**, a Delaware Corporation, with a principal office located at 1191 Second Avenue, 5th Floor, Seattle, WA 98101 (the "Company"), promises to pay **FRED NIEDRICH** (the "Holder") at 25 Lighthouse Point Dr., Sarasota, Florida, 34228 or other address as the Holder shall specify in writing, the principal sum of **Forty Thousand (U.S.) Dollars and 00/100 ($40,000.00)**, together with interest thereon at the rate of fifteen percent (15%) per annum and will be payable pursuant to the following terms:

1. **Amount of Note**. The face amount of this Promissory Note (this "Note") plus interest at the rate of fifteen percent (15%) per annum shall be payable to the Holder on November 13, 2005.

2. **Waiver and Consent**. To the fullest extent permitted by law and except as otherwise provided herein, the Company waives demand, presentment, protest, notice of dishonor, suit against or joinder of any other person, and all other requirements necessary to charge or hold the Company liable with respect to this Note.

3. **Costs, Indemnities and Expenses**. The Company agrees to pay all reasonable fees and costs incurred by the Holder in collecting or securing or attempting to collect or secure this Note, including reasonable attorneys' fees and expenses, whether or not involving litigation and/or appellate or bankruptcy proceedings. The Company agrees to pay any documentary stamp taxes, intangible taxes or other taxes which may now or hereafter apply to this Note or any payment made in respect of this Note, and the Company agrees to indemnify and hold the Holder harmless from and against any liability, costs, attorneys' fees, penalties, interest or expenses relating to any such taxes, as and when the same may be incurred.

4. a. Event of Default. Upon an Event of Default (as defined below), the entire principal balance and accrued interest outstanding under this Note, and all other obligations of the Company under this Note, shall be immediately due and payable without any action on the part of the Holder, and the Holder shall be entitled to seek and institute any and all remedies available to it. No remedy conferred under this Note upon the Holder is intended to be exclusive of any other remedy available to the Holder, pursuant to the terms of this Note or otherwise. No single or partial exercise by the Holder of any right, power or remedy hereunder shall preclude any

1

KB

other or further exercise thereof. The failure of the Holder to exercise any right or remedy under this Note or otherwise, or delay in exercising such right or remedy, shall not operate as a waiver thereof. An "Event of Default" shall be deemed to have occurred upon the occurrence of any of the following: (i) the Company should fail for any reason or for no reason to make payment of the outstanding principal balance plus accrued interest pursuant to this Note within the time prescribed herein or the Company fails to satisfy any other obligation or requirement of the Company under this Note; or (ii) any proceedings under any bankruptcy laws of the United States of America or under any insolvency, reorganization, receivership, readjustment of debt, dissolution, liquidation or any similar law or statute of any jurisdiction now or hereinafter in effect (whether in law or at equity) is filed by or against the Company or for all or any part of its property.

b. **Interest upon Default**. Upon default by the company/borrower, principal and any unpaid interest shall bear interest at the highest rate allowed by law.

5. Maximum Interest Rate. In no event shall any agreed to or actual interest charged, reserved or taken by the Holder as consideration for this Note exceed the limits imposed by Florida. In the event that the interest provisions of this Note shall result at any time or for any reason in an effective rate of interest that exceeds the maximum interest rate permitted by applicable law, then without further agreement or notice the obligation to be fulfilled shall be automatically reduced to such limit and all sums received by the Holder in excess of those lawfully collectible as interest shall be applied against the principal of this Note immediately upon the Holder's receipt thereof, with the same force and effect as though the Company had specifically designated such extra sums to be so applied to principal and the Holder had agreed to accept such extra payment(s) as a premium-free prepayment or prepayments.

6. Cancellation of Note. Upon the repayment by the Company of all of its obligations hereunder to the Holder, including, without limitation, the face amount of this Note, plus accrued but unpaid interest, the indebtedness evidenced hereby shall be deemed canceled and paid in full. Except as otherwise required by law or by the provisions of this Note, payments received by the Holder hereunder shall be applied first against expenses and indemnities, next against interest accrued on this Note, and next in reduction of the outstanding principal balance of this Note.

7. Severability. If any provision of this Note is, for any reason, invalid or unenforceable, the remaining provisions of this Note will nevertheless be valid and enforceable and will remain in full force and effect. Any provision of this Note that is held invalid or unenforceable by a court of competent jurisdiction will be deemed modified to the extent necessary to make it valid and enforceable and as so modified will remain in full force and effect.

2

KB

8. **Amendment and Waiver.** This Note is non negotiable and may be amended, or any provision of this Note may be waived, provided that any such amendment or waiver will be binding on a party hereto only if such amendment or waiver is set forth in a writing executed by the parties hereto. The waiver by any such party hereto of a breach of any provision of this Note shall not operate or be construed as a waiver of any other breach.

9. **Successors.** Except as otherwise provided herein, this Note shall bind and inure to the benefit of and be enforceable by the parties hereto and their permitted successors and assigns.

10. **Assignment.** This Note shall not be directly or indirectly assignable or delegable by the Company.

11. **No Strict Construction.** The language used in this Note will be deemed to be the language chosen by the parties hereto to express their mutual intent, and no rule of strict construction will be applied against any party.

12. **Further Assurances.** Each party hereto will execute all documents and take such other actions as the other party may reasonably request in order to consummate the transactions provided for herein and to accomplish the purposes of this Note.

13. **Notices, Consents, etc.** Any notices, consents, waivers or other communications required or permitted to be given under the terms hereof must be in writing and will be deemed to have been delivered: (i) upon receipt, when delivered personally; (ii) upon receipt, when sent by facsimile (provided confirmation of transmission is mechanically or electronically generated and kept on file by the sending party); or (iii) one (1) trading day after deposit with a nationally recognized overnight delivery service, in each case properly addressed to the party to receive the same. The addresses and facsimile numbers for such communications shall be:

If to the Company:	Infinium Labs, Inc.
	1191 Second Avenue, 5th Floor
	Seattle, WA 98101
	Attention: Kevin Bachus, CEO
	Telephone: (206) 393-3000
	Facsimile: (206) 393-3031
With Copies to:	Sichenzia Ross Friedman Ference LLP
	1065 Avenue of the Americas
	New York, NY 10018
	Attention: Darrin M. Ocasio, Esq.

9

KB

Telephone: (212) 930-9700
	Facsimile: (212) 930-9725
If to Holder:	Kelly Rogers
	25 Lighthouse Point Dr.
	Longboat Key, FL 34228
	Attention: Fred Niedrich
	Telephone: (941) 650-8080

or at such other address and/or facsimile number and/or to the attention of such other person as the recipient party has specified by written notice given to each other party three (3) trading days prior to the effectiveness of such change. Written confirmation of receipt (A) given by the recipient of such notice, consent, waiver or other communication, (B) mechanically or electronically generated by the sender's facsimile machine containing the time, date, recipient facsimile number and an image of the first page of such transmission or (C) provided by a nationally recognized overnight delivery service, shall be rebuttable evidence of personal service, receipt by facsimile or receipt from a nationally recognized overnight delivery service in accordance with clause (i), (ii) or (iii) above, respectively.

14. Remedies, Other Obligations, Breaches and Injunctive Relief. The Holder's remedies provided in this Note shall be cumulative and in addition to all other remedies available to the Holder under this Note, at law or in equity (including a decree of specific performance and/or other injunctive relief), no remedy of the Holder contained herein shall be deemed a waiver of compliance with the provisions giving rise to such remedy and nothing herein shall limit the Holder's right to pursue actual damages for any failure by the Company to comply with the terms of this Note. Every right and remedy of the Holder under any document executed in connection with this transaction, including but not limited to this Note or under applicable law may be exercised from time to time and as often as may be deemed expedient by the Holder. The Company acknowledges that a breach by it of its obligations hereunder will cause irreparable harm to the Holder and that the remedy at law for any such breach may be inadequate. The Company therefore agrees that, in the event of any such breach or threatened breach, the Holder shall be entitled, in addition to all other available remedies, to an injunction restraining any breach, and specific performance without the necessity of showing economic loss and without any bond or other security being required.

15. Governing Law; Jurisdiction. All questions concerning the construction, validity, enforcement and interpretation of this Agreement shall be governed by the internal laws of the State of Florida, without giving effect to any choice of law or conflict of law provision or rule that would cause the application of the laws of any

4

KB

jurisdictions other than the State of Florida. Each party hereby irrevocably submits to the exclusive jurisdiction of the Circuit Courts of the County of Sarasota, State of Florida, for the adjudication of any dispute hereunder or in connection herewith or therewith, or with any transaction contemplated hereby or discussed herein, and hereby irrevocably waives, and agrees not to assert in any suit, action or proceeding, any claim that it is not personally subject to the jurisdiction of any such court, that such suit, action or proceeding is brought in an inconvenient forum or that the venue of such suit, action or proceeding is improper. Each party hereby irrevocably waives personal service of process and consents to process being served in any such suit, action or proceeding by mailing a copy thereof to such party at the address for such notices to it under this Agreement and agrees that such service shall constitute good and sufficient service of process and notice thereof. Nothing contained herein shall be deemed to limit in any way any right to serve process in any manner permitted by law.

16. **No Inconsistent Agreements.** None of the parties hereto will hereafter enter into any agreement which is inconsistent with the rights granted to the parties in this Note.

17. **Third Parties.** Nothing herein expressed or implied is intended or shall be construed to confer upon or give to any person or entity, other than the parties to this Note and their respective permitted successor and assigns, any rights or remedies under or by reason of this Note.

18. **Waiver of Jury Trial. AS A MATERIAL INDUCEMENT FOR THE HOLDER TO LOAN TO THE COMPANY THE MONIES HEREUNDER, THE COMPANY HEREBY WAIVES ANY RIGHT TO TRIAL BY JURY IN ANY LEGAL PROCEEDING RELATED IN ANY WAY TO THIS AGREEMENT AND/OR ANY AND ALL OF THE OTHER DOCUMENTS ASSOCIATED WITH THIS TRANSACTION.**

19. **Entire Agreement.** This Note (including the recitals hereto) sets forth the entire understanding of the parties with respect to the subject matter hereof, and shall not be modified or affected by any offer, proposal, statement or representation, oral or written, made by or for any party in connection with the negotiation of the terms hereof, and may be modified only by instruments signed by all of the parties hereto.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

5

KB

IN WITNESS WHEREOF, this Note is executed by the undersigned as of the date hereof.

The undersigned affirms that he/she is fully authorized to enter into this Agreement and that the execution of this promissory note and the specific provisions of this note have been duly authorized by the corporation.

COMPANY:
INFINIUM LABS, INC.

By: ______________________
Name: Kevin Bachus
Title: CEO

6

PROMISSORY NOTE

September 19, 2005

Sarasota, Florida $100,000.00

FOR VALUE RECEIVED, the undersigned, **INFINIUM LABS, INC.**, a Delaware Corporation, with a principal office located at 1191 Second Avenue, 5th Floor, Seattle, WA 98101 (the "Company"), promises to pay **FRED NIEDRICH** (the "Holder") at 25 Lighthouse Point Dr., Sarasota, Florida, 34228 or other address as the Holder shall specify in writing, the principal sum of **One Hundred Thousand (U.S.) Dollars and 00/100 ($100,000.00)**, together with interest thereon at the rate of fifteen percent (15%) per annum and will be payable pursuant to the following terms:

1. **Amount of Note**. The face amount of this Promissory Note (this "Note") plus interest at the rate of fifteen percent (15%) per annum shall be payable to the Holder on November 19, 2005.

2. **Waiver and Consent**. To the fullest extent permitted by law and except as otherwise provided herein, the Company waives demand, presentment, protest, notice of dishonor, suit against or joinder of any other person, and all other requirements necessary to charge or hold the Company liable with respect to this Note.

3. **Costs, Indemnities and Expenses**. The Company agrees to pay all reasonable fees and costs incurred by the Holder in collecting or securing or attempting to collect or secure this Note, including reasonable attorneys' fees and expenses, whether or not involving litigation and/or appellate or bankruptcy proceedings. The Company agrees to pay any documentary stamp taxes, intangible taxes or other taxes which may now or hereafter apply to this Note or any payment made in respect of this Note, and the Company agrees to indemnify and hold the Holder harmless from and against any liability, costs, attorneys' fees, penalties, interest or expenses relating to any such taxes, as and when the same may be incurred.

4. a. **Event of Default**. Upon an Event of Default (as defined below), the entire principal balance and accrued interest outstanding under this Note, and all other obligations of the Company under this Note, shall be immediately due and payable without any action on the part of the Holder, and the Holder shall be entitled to seek and institute any and all remedies available to it. No remedy conferred under this Note upon the Holder is intended to be exclusive of any other remedy available to the Holder, pursuant to the terms of this Note or otherwise. No single or partial exercise

KB

by the Holder of any right, power or remedy hereunder shall preclude any other or further exercise thereof. The failure of the Holder to exercise any right or remedy under this Note or otherwise, or delay in exercising such right or remedy, shall not operate as a waiver thereof. An "Event of Default" shall be deemed to have occurred upon the occurrence of any of the following: (i) the Company should fail for any reason or for no reason to make payment of the outstanding principal balance plus accrued interest pursuant to this Note within the time prescribed herein or the Company fails to satisfy any other obligation or requirement of the Company under this Note; or (ii) any proceedings under any bankruptcy laws of the United States of America or under any insolvency, reorganization, receivership, readjustment of debt, dissolution, liquidation or any similar law or statute of any jurisdiction now or hereinafter in effect (whether in law or at equity) is filed by or against the Company or for all or any part of its property.

b. **Interest upon Default**. Upon default by the company/borrower, principal and any unpaid interest shall bear interest at the highest rate allowed by law.

5. **Maximum Interest Rate**. In no event shall any agreed to or actual interest charged, reserved or taken by the Holder as consideration for this Note exceed the limits imposed by Florida. In the event that the interest provisions of this Note shall result at any time or for any reason in an effective rate of interest that exceeds the maximum interest rate permitted by applicable law, then without further agreement or notice the obligation to be fulfilled shall be automatically reduced to such limit and all sums received by the Holder in excess of those lawfully collectible as interest shall be applied against the principal of this Note immediately upon the Holder's receipt thereof, with the same force and effect as though the Company had specifically designated such extra sums to be so applied to principal and the Holder had agreed to accept such extra payment(s) as a premium-free prepayment or prepayments.

6. **Cancellation of Note**. Upon the repayment by the Company of all of its obligations hereunder to the Holder, including, without limitation, the face amount of this Note, plus accrued but unpaid interest, the indebtedness evidenced hereby shall be deemed canceled and paid in full. Except as otherwise required by law or by the provisions of this Note, payments received by the Holder hereunder shall be applied first against expenses and indemnities, next against interest accrued on this Note, and next in reduction of the outstanding principal balance of this Note.

7. **Severability**. If any provision of this Note is, for any reason, invalid or unenforceable, the remaining provisions of this Note will nevertheless be valid and enforceable and will remain in full force and effect. Any provision of this Note that is held invalid or unenforceable by a court of competent jurisdiction will be deemed modified to the extent necessary to make it valid and enforceable and as so modified will remain in full force and effect.

KB

8. **Amendment and Waiver.** This Note is non negotiable and may be amended, or any provision of this Note may be waived, provided that any such amendment or waiver will be binding on a party hereto only if such amendment or waiver is set forth in a writing executed by the parties hereto. The waiver by any such party hereto of a breach of any provision of this Note shall not operate or be construed as a waiver of any other breach.

9. **Successors.** Except as otherwise provided herein, this Note shall bind and inure to the benefit of and be enforceable by the parties hereto and their permitted successors and assigns.

10. **Assignment.** This Note shall not be directly or indirectly assignable or delegable by the Company.

11. **No Strict Construction.** The language used in this Note will be deemed to be the language chosen by the parties hereto to express their mutual intent, and no rule of strict construction will be applied against any party.

12. **Further Assurances.** Each party hereto will execute all documents and take such other actions as the other party may reasonably request in order to consummate the transactions provided for herein and to accomplish the purposes of this Note.

13. **Notices, Consents, etc.** Any notices, consents, waivers or other communications required or permitted to be given under the terms hereof must be in writing and will be deemed to have been delivered: (i) upon receipt, when delivered personally; (ii) upon receipt, when sent by facsimile (provided confirmation of transmission is mechanically or electronically generated and kept on file by the sending party); or (iii) one (1) trading day after deposit with a nationally recognized overnight delivery service, in each case properly addressed to the party to receive the same. The addresses and facsimile numbers for such communications shall be:

If to the Company:	Infinium Labs, Inc.
	1191 Second Avenue, 5th Floor
	Seattle, WA 98101
	Attention: Kevin Bachus, CEO
	Telephone: (206) 393-3000
	Facsimile: (206) 393-3031
With Copies to:	Sichenzia Ross Friedman Ference LLP
	1065 Avenue of the Americas
	New York, NY 10018
	Attention: Darrin M. Ocasio, Esq.

KB

Telephone: (212) 930-9700
	Facsimile: (212) 930-9725
If to Holder:	Kelly Rogers
	25 Lighthouse Point Dr.
	Longboat Key, FL 34228
	Attention: Fred Niedrich
	Telephone: (941) 650-8080

or at such other address and/or facsimile number and/or to the attention of such other person as the recipient party has specified by written notice given to each other party three (3) trading days prior to the effectiveness of such change. Written confirmation of receipt (A) given by the recipient of such notice, consent, waiver or other communication, (B) mechanically or electronically generated by the sender's facsimile machine containing the time, date, recipient facsimile number and an image of the first page of such transmission or (C) provided by a nationally recognized overnight delivery service, shall be rebuttable evidence of personal service, receipt by facsimile or receipt from a nationally recognized overnight delivery service in accordance with clause (i), (ii) or (iii) above, respectively.

14. **Remedies, Other Obligations, Breaches and Injunctive Relief.** The Holder's remedies provided in this Note shall be cumulative and in addition to all other remedies available to the Holder under this Note, at law or in equity (including a decree of specific performance and/or other injunctive relief), no remedy of the Holder contained herein shall be deemed a waiver of compliance with the provisions giving rise to such remedy and nothing herein shall limit the Holder's right to pursue actual damages for any failure by the Company to comply with the terms of this Note. Every right and remedy of the Holder under any document executed in connection with this transaction, including but not limited to this Note or under applicable law may be exercised from time to time and as often as may be deemed expedient by the Holder. The Company acknowledges that a breach by it of its obligations hereunder will cause irreparable harm to the Holder and that the remedy at law for any such breach may be inadequate. The Company therefore agrees that, in the event of any such breach or threatened breach, the Holder shall be entitled, in addition to all other available remedies, to an injunction restraining any breach, and specific performance without the necessity of showing economic loss and without any bond or other security being required.

15. **Governing Law; Jurisdiction.** All questions concerning the construction, validity, enforcement and interpretation of this Agreement shall be governed by the internal laws of the State of Florida, without giving effect to any choice of law or conflict of law provision or rule that would cause the application of the laws of any

KB

jurisdictions other than the State of Florida. Each party hereby irrevocably submits to the exclusive jurisdiction of the Circuit Courts of the County of Sarasota, State of Florida, for the adjudication of any dispute hereunder or in connection herewith or therewith, or with any transaction contemplated hereby or discussed herein, and hereby irrevocably waives, and agrees not to assert in any suit, action or proceeding, any claim that it is not personally subject to the jurisdiction of any such court, that such suit, action or proceeding is brought in an inconvenient forum or that the venue of such suit, action or proceeding is improper. Each party hereby irrevocably waives personal service of process and consents to process being served in any such suit, action or proceeding by mailing a copy thereof to such party at the address for such notices to it under this Agreement and agrees that such service shall constitute good and sufficient service of process and notice thereof. Nothing contained herein shall be deemed to limit in any way any right to serve process in any manner permitted by law.

16. **No Inconsistent Agreements.** None of the parties hereto will hereafter enter into any agreement which is inconsistent with the rights granted to the parties in this Note.

17. **Third Parties.** Nothing herein expressed or implied is intended or shall be construed to confer upon or give to any person or entity, other than the parties to this Note and their respective permitted successor and assigns, any rights or remedies under or by reason of this Note.

18. **Waiver of Jury Trial. AS A MATERIAL INDUCEMENT FOR THE HOLDER TO LOAN TO THE COMPANY THE MONIES HEREUNDER, THE COMPANY HEREBY WAIVES ANY RIGHT TO TRIAL BY JURY IN ANY LEGAL PROCEEDING RELATED IN ANY WAY TO THIS AGREEMENT AND/OR ANY AND ALL OF THE OTHER DOCUMENTS ASSOCIATED WITH THIS TRANSACTION.**

19. **Entire Agreement.** This Note (including the recitals hereto) sets forth the entire understanding of the parties with respect to the subject matter hereof, and shall not be modified or affected by any offer, proposal, statement or representation, oral or written, made by or for any party in connection with the negotiation of the terms hereof, and may be modified only by instruments signed by all of the parties hereto.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

KB

IN WITNESS WHEREOF, this Note is executed by the undersigned as of the date hereof.

The undersigned affirms that he/she is fully authorized to enter into this Agreement and that the execution of this promissory note and the specific provisions of this note have been duly authorized by the corporation.

COMPANY:
INFINIUM LABS, INC.

By: ______________________

Name: Kevin Bachus
Title: CEO

PROMISSORY NOTE

November 1, 2005

Sarasota, Florida $15,000.00

FOR VALUE RECEIVED, the undersigned, **INFINIUM LABS, INC.**, a Delaware Corporation, with a principal office located at 1191 Second Avenue, 5th Floor, Seattle, WA 98101 (the "Company"), promises to pay **FRED NIEDRICH** (the "Holder") at 25 Lighthouse Point Dr., Sarasota, Florida, 34228 or other address as the Holder shall specify in writing, the principal sum of **Fifteen Thousand (U.S.) Dollars and 00/100 ($15,000.00)**, together with interest thereon at the rate of fifteen percent (15%) per annum and will be payable pursuant to the following terms:

1. **Amount of Note**. The face amount of this Promissory Note (this "Note") plus interest at the rate of fifteen percent (15%) per annum shall be payable to the Holder on January 1, 2006.

2. **Waiver and Consent**. To the fullest extent permitted by law and except as otherwise provided herein, the Company waives demand, presentment, protest, notice of dishonor, suit against or joinder of any other person, and all other requirements necessary to charge or hold the Company liable with respect to this Note.

3. **Costs, Indemnities and Expenses**. The Company agrees to pay all reasonable fees and costs incurred by the Holder in collecting or securing or attempting to collect or secure this Note, including reasonable attorneys' fees and expenses, whether or not involving litigation and/or appellate or bankruptcy proceedings. The Company agrees to pay any documentary stamp taxes, intangible taxes or other taxes which may now or hereafter apply to this Note or any payment made in respect of this Note, and the Company agrees to indemnify and hold the Holder harmless from and against any liability, costs, attorneys' fees, penalties, interest or expenses relating to any such taxes, as and when the same may be incurred.

4. a. **Event of Default**. Upon an Event of Default (as defined below), the entire principal balance and accrued interest outstanding under this Note, and all other obligations of the Company under this Note, shall be immediately due and payable without any action on the part of the Holder, and the Holder shall be entitled to seek and institute any and all remedies available to it. No remedy conferred under this Note upon the Holder is intended to be exclusive of any other remedy available to the Holder, pursuant to the terms of this Note or otherwise. No single or partial exercise by the Holder of any right, power or remedy hereunder shall preclude any other or further exercise thereof. The failure of the Holder to exercise any right or remedy under this Note or otherwise, or delay in exercising such right or remedy, shall not operate as a waiver thereof. An "Event of Default" shall be deemed to have occurred upon the occurrence of any of the following: (i) the Company should fail for any reason or for no reason to make payment of the outstanding principal balance plus accrued interest pursuant to this Note within the time prescribed herein or the Company fails to satisfy any other obligation or requirement of the Company under this Note; or (ii) any proceedings under any bankruptcy laws of the United States of America or under any insolvency, reorganization, receivership, readjustment of debt, dissolution, liquidation or any similar law or statute of any jurisdiction now or hereinafter in effect (whether in law or at equity) is filed by or against the Company or for all or any part of its property.

b. **Interest upon Default**. Upon default by the company/borrower, principal and any unpaid interest shall bear interest at the highest rate allowed by law.

5. **Maximum Interest Rate**. In no event shall any agreed to or actual interest charged, reserved or taken by the Holder as consideration for this Note exceed the limits imposed by Florida. In the event that the interest provisions of this Note shall result at any time or for any reason in an effective rate of interest that exceeds the maximum interest rate permitted by applicable law, then without further agreement or notice the obligation to be fulfilled shall be automatically reduced to such limit and all sums received by the Holder in excess of those lawfully collectible as interest shall be applied against the principal of this Note immediately upon the Holder's receipt thereof, with the same force and effect as though the Company had specifically designated such extra sums to be so applied to principal and the Holder had agreed to accept such extra payment(s) as a premium-free prepayment or prepayments.

6. **Cancellation of Note**. Upon the repayment by the Company of all of its obligations hereunder to the Holder, including, without limitation, the face amount of this Note, plus accrued but unpaid interest, the indebtedness evidenced hereby shall be deemed canceled and paid in full. Except as otherwise required by law or by the provisions of this Note, payments received by the Holder hereunder shall be applied first against expenses and indemnities, next against interest accrued on this Note, and next in reduction of the outstanding principal balance of this Note.

7. **Severability**. If any provision of this Note is, for any reason, invalid or unenforceable, the remaining provisions of this Note will nevertheless be valid and enforceable and will remain in full force and effect. Any provision of this Note that is held invalid or unenforceable by a court of competent jurisdiction will be deemed modified to the extent necessary to make it valid and enforceable and as so modified will remain in full force and effect.

8. **Amendment and Waiver**. This Note is non negotiable and may be amended, or any provision of this Note may be waived, provided that any such amendment or waiver will be binding on a party hereto only if such amendment or waiver is set forth in a writing executed by the parties hereto. The waiver by any such party hereto of a breach of any provision of this Note shall not operate or be construed as a waiver of any other breach.

9. **Successors**. Except as otherwise provided herein, this Note shall bind and inure to the benefit of and be enforceable by the parties hereto and their permitted successors and assigns.

10. **Assignment**. This Note shall not be directly or indirectly assignable or delegable by the Company.

11. **No Strict Construction**. The language used in this Note will be deemed to be the language chosen by the parties hereto to express their mutual intent, and no rule of strict construction will be applied against any party.

12. **Further Assurances**. Each party hereto will execute all documents and take such other actions as the other party may reasonably request in order to consummate the transactions provided for herein and to accomplish the purposes of this Note.

13. **Notices, Consents, etc.** Any notices, consents, waivers or other communications required or permitted to be given under the terms hereof must be in writing and will be deemed to have been delivered: (i) upon receipt, when delivered personally; (ii) upon receipt, when sent by facsimile (provided confirmation of transmission is mechanically or electronically generated and kept on file by the sending party); or (iii) one (1) trading day after deposit with a nationally recognized overnight delivery service, in each case properly addressed to the party to receive the same. The addresses and facsimile numbers for such communications shall be:

If to the Company:	Infinium Labs, Inc.
	1191 Second Avenue, 5th Floor
	Seattle, WA 98101
	Attention: Kevin Bachus, CEO
	Telephone: (206) 393-3000
	Facsimile: (206) 393-3031
With Copies to:	Sichenzia Ross Friedman Ference LLP
	1065 Avenue of the Americas
	New York, NY 10018
	Attention: Darrin M. Ocasio, Esq.

Telephone: (212) 930-9700
	Facsimile: (212) 930-9725
If to Holder:	Fred Niedrich
	25 Lighthouse Point Dr.
	Longboat Key, FL 34228
	Attention: Fred Niedrich
	Telephone: (941) 650-8080

or at such other address and/or facsimile number and/or to the attention of such other person as the recipient party has specified by written notice given to each other party three (3) trading days prior to the effectiveness of such change. Written confirmation of receipt (A) given by the recipient of such notice, consent, waiver or other communication, (B) mechanically or electronically generated by the sender's facsimile machine containing the time, date, recipient facsimile number and an image of the first page of such transmission or (C) provided by a nationally recognized overnight delivery service, shall be rebuttable evidence of personal service, receipt by facsimile or receipt from a nationally recognized overnight delivery service in accordance with clause (i), (ii) or (iii) above, respectively.

14. <u>Remedies, Other Obligations, Breaches and Injunctive Relief</u>. The Holder's remedies provided in this Note shall be cumulative and in addition to all other remedies available to the Holder under this Note, at law or in equity (including a decree of specific performance and/or other injunctive relief), no remedy of the Holder contained herein shall be deemed a waiver of compliance with the provisions giving rise to such remedy and nothing herein shall limit the Holder's right to pursue actual damages for any failure by the Company to comply with the terms of this Note. Every right and remedy of the Holder under any document executed in connection with this transaction, including but not limited to this Note or under applicable law may be exercised from time to time and as often as may be deemed expedient by the Holder. The Company acknowledges that a breach by it of its obligations hereunder will cause irreparable harm to the Holder and that the remedy at law for any such breach may be inadequate. The Company therefore agrees that, in the event of any such breach or threatened breach, the Holder shall be entitled, in addition to all other available remedies, to an injunction restraining any breach, and specific performance without the necessity of showing economic loss and without any bond or other security being required.

15. <u>Governing Law; Jurisdiction</u>. All questions concerning the construction, validity, enforcement and interpretation of this Agreement shall be governed by the internal laws of the State of Florida, without giving effect to any choice of law or conflict of law provision or rule that would cause the application of the laws of any jurisdictions other than the State of Florida. Each party hereby irrevocably submits to the exclusive jurisdiction of the Circuit Courts of the County of Sarasota, State of Florida, for the adjudication of any dispute hereunder or in connection herewith or therewith, or with any transaction contemplated hereby or discussed herein, and hereby irrevocably waives, and agrees not to assert in any suit, action or proceeding, any claim that it is not personally subject to the jurisdiction of any such court, that such suit, action or proceeding is brought in an inconvenient forum or that the venue of such suit, action or proceeding is improper. Each party hereby irrevocably waives personal service of process and consents to process being served in any such suit, action or proceeding by mailing a copy thereof to such party at the address for such notices to it under this Agreement and agrees that such service shall constitute good and sufficient service of process and notice thereof. Nothing contained herein shall be deemed to limit in any way any right to serve process in any manner permitted by law.

16. **No Inconsistent Agreements.** None of the parties hereto will hereafter enter into any agreement which is inconsistent with the rights granted to the parties in this Note.

17. **Third Parties.** Nothing herein expressed or implied is intended or shall be construed to confer upon or give to any person or entity, other than the parties to this Note and their respective permitted successor and assigns, any rights or remedies under or by reason of this Note.

18. **Waiver of Jury Trial. AS A MATERIAL INDUCEMENT FOR THE HOLDER TO LOAN TO THE COMPANY THE MONIES HEREUNDER, THE COMPANY HEREBY WAIVES ANY RIGHT TO TRIAL BY JURY IN ANY LEGAL PROCEEDING RELATED IN ANY WAY TO THIS AGREEMENT AND/OR ANY AND ALL OF THE OTHER DOCUMENTS ASSOCIATED WITH THIS TRANSACTION.**

19. **Entire Agreement.** This Note (including the recitals hereto) sets forth the entire understanding of the parties with respect to the subject matter hereof, and shall not be modified or affected by any offer, proposal, statement or representation, oral or written, made by or for any party in connection with the negotiation of the terms hereof, and may be modified only by instruments signed by all of the parties hereto.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

IN WITNESS WHEREOF, this Note is executed by the undersigned as of the date hereof.

The undersigned affirms that he/she is fully authorized to enter into this Agreement and that the execution of this promissory note and the specific provisions of this note have been duly authorized by the corporation.

COMPANY:
INFINIUM LABS, INC.

By: Kevin Bachus

Name: Kevin Bachus
Title: CEO

6

005495

PROMISSORY NOTE

November 7, 2005

Sarasota, Florida $25,000.00

FOR VALUE RECEIVED, the undersigned, **INFINIUM LABS, INC.**, a Delaware Corporation, with a principal office located at 2033 Main Street, Ste 309, Sarasota, FL 34237 (the "Company"), promises to pay **EDWARD C. BESHARA** (the "Holder") at 3447 Logan Avenue, Youngstown, Ohio, 44505 or other address as the Holder shall specify in writing, the principal sum of **Twenty-Five Thousand (U.S.) Dollars and 00/100 ($25,000.00)**, together with interest thereon at the rate of fifteen percent (15%) per annum and will be payable pursuant to the following terms:

1. **Amount of Note**. The face amount of this Promissory Note (this "Note") plus interest at the rate of fifteen percent (15%) per annum shall be payable to the Holder on December 6, 2005.

2. **Waiver and Consent**. To the fullest extent permitted by law and except as otherwise provided herein, the Company waives demand, presentment, protest, notice of dishonor, suit against or joinder of any other person, and all other requirements necessary to charge or hold the Company liable with respect to this Note.

3. **Costs, Indemnities and Expenses**. The Company agrees to pay all reasonable fees and costs incurred by the Holder in collecting or securing or attempting to collect or secure this Note, including reasonable attorneys' fees and expenses, whether or not involving litigation and/or appellate or bankruptcy proceedings. The Company agrees to pay any documentary stamp taxes, intangible taxes or other taxes which may now or hereafter apply to this Note or any payment made in respect of this Note, and the Company agrees to indemnify and hold the Holder harmless from and against any liability, costs, attorneys' fees, penalties, interest or expenses relating to any such taxes, as and when the same may be incurred.

4. a. **Event of Default**. Upon an Event of Default (as defined below), the entire principal balance and accrued interest outstanding under this Note, and all other obligations of the Company under this Note, shall be immediately due and payable without any action on the part of the Holder, and the Holder shall be entitled to seek and institute any and all remedies available to it. No remedy conferred under this Note upon the Holder is intended to be exclusive of any other remedy available to the Holder, pursuant to the terms of this Note or otherwise. No single or partial exercise by the Holder of any right, power or remedy hereunder shall preclude any other or further exercise thereof. The failure of the Holder to exercise any right or remedy under this Note or otherwise, or delay in exercising such right or remedy, shall not operate as a waiver thereof. An "Event of Default" shall be deemed to have occurred upon the occurrence of any of the following: (i) the Company should fail for any reason or for no reason to make payment of the outstanding principal balance plus accrued interest pursuant to this Note within the time prescribed herein or the Company fails to satisfy any other obligation or requirement of the Company under this Note; or (ii) any proceedings under any bankruptcy laws of the United States of America or under any insolvency, reorganization, receivership, readjustment of debt, dissolution, liquidation or any similar law or statute of any jurisdiction now or hereinafter in effect (whether in law or at equity) is filed by or against the Company or for all or any part of its property.

b. **Interest upon Default**. Upon default by the company/borrower, principal and any unpaid interest shall bear interest at the highest rate allowed by law.

5. **Maximum Interest Rate**. In no event shall any agreed to or actual interest charged, reserved or taken by the Holder as consideration for this Note exceed the limits imposed by Florida. In the event that the interest provisions of this Note shall result at any time or for any reason in an effective rate of interest that exceeds the maximum interest rate permitted by applicable law, then without further agreement or notice the obligation to be fulfilled shall be automatically reduced to such limit and all sums received by the Holder in excess of those lawfully collectible as interest shall be applied against the principal of this Note immediately upon the Holder's receipt thereof, with the same force and effect as though the Company had specifically designated such extra sums to be so applied to principal and the Holder had agreed to accept such extra payment(s) as a premium-free prepayment or prepayments.

6. **Cancellation of Note**. Upon the repayment by the Company of all of its obligations hereunder to the Holder, including, without limitation, the face amount of this Note, plus accrued but unpaid interest, the indebtedness evidenced hereby shall be deemed canceled and paid in full. Except as otherwise required by law or by the provisions of this Note, payments received by the Holder hereunder shall be applied first against expenses and indemnities, next against interest accrued on this Note, and next in reduction of the outstanding principal balance of this Note.

7. **Severability**. If any provision of this Note is, for any reason, invalid or unenforceable, the remaining provisions of this Note will nevertheless be valid and enforceable and will remain in full force and effect. Any provision of this Note that is held invalid or unenforceable by a court of competent jurisdiction will be deemed modified to the extent necessary to make it valid and enforceable and as so modified will remain in full force and effect.

8. **Amendment and Waiver.** This Note is non negotiable and may be amended, or any provision of this Note may be waived, provided that any such amendment or waiver will be binding on a party hereto only if such amendment or waiver is set forth in a writing executed by the parties hereto. The waiver by any such party hereto of a breach of any provision of this Note shall not operate or be construed as a waiver of any other breach.

9. **Successors.** Except as otherwise provided herein, this Note shall bind and inure to the benefit of and be enforceable by the parties hereto and their permitted successors and assigns.

10. **Assignment.** This Note shall not be directly or indirectly assignable or delegable by the Company.

11. **No Strict Construction.** The language used in this Note will be deemed to be the language chosen by the parties hereto to express their mutual intent, and no rule of strict construction will be applied against any party.

12. **Further Assurances.** Each party hereto will execute all documents and take such other actions as the other party may reasonably request in order to consummate the transactions provided for herein and to accomplish the purposes of this Note.

13. **Notices, Consents, etc.** Any notices, consents, waivers or other communications required or permitted to be given under the terms hereof must be in writing and will be deemed to have been delivered: (i) upon receipt, when delivered personally; (ii) upon receipt, when sent by facsimile (provided confirmation of transmission is mechanically or electronically generated and kept on file by the sending party); or (iii) one (1) trading day after deposit with a nationally recognized overnight delivery service, in each case properly addressed to the party to receive the same. The addresses and facsimile numbers for such communications shall be:

If to the Company:	Infinium Labs, Inc.
	1191 Second Avenue, Fifth Floor
	Seattle, WA 98101
	Attention: Kevin Bachus, CEO
	Telephone: (206) 393-3000
	Facsimile: (206) 393-3031
With Copies to:	Sichenzia Ross Friedman Ference LLP
	1065 Avenue of the Americas
	New York, NY 10018
	Attention: Darrin M. Ocasio, Esq.

Telephone: (212) 930-9700
	Facsimile: (212) 930-9725
If to Holder:	Edward C. Beshara
	3447 Logan Avenue
	Youngstown Ohio 45505
	Attention: Edward C. Beshara
	Telephone:

or at such other address and/or facsimile number and/or to the attention of such other person as the recipient party has specified by written notice given to each other party three (3) trading days prior to the effectiveness of such change. Written confirmation of receipt (A) given by the recipient of such notice, consent, waiver or other communication, (B) mechanically or electronically generated by the sender's facsimile machine containing the time, date, recipient facsimile number and an image of the first page of such transmission or (C) provided by a nationally recognized overnight delivery service, shall be rebuttable evidence of personal service, receipt by facsimile or receipt from a nationally recognized overnight delivery service in accordance with clause (i), (ii) or (iii) above, respectively.

14. **Remedies, Other Obligations, Breaches and Injunctive Relief.** The Holder's remedies provided in this Note shall be cumulative and in addition to all other remedies available to the Holder under this Note, at law or in equity (including a decree of specific performance and/or other injunctive relief), no remedy of the Holder contained herein shall be deemed a waiver of compliance with the provisions giving rise to such remedy and nothing herein shall limit the Holder's right to pursue actual damages for any failure by the Company to comply with the terms of this Note. Every right and remedy of the Holder under any document executed in connection with this transaction, including but not limited to this Note or under applicable law may be exercised from time to time and as often as may be deemed expedient by the Holder. The Company acknowledges that a breach by it of its obligations hereunder will cause irreparable harm to the Holder and that the remedy at law for any such breach may be inadequate. The Company therefore agrees that, in the event of any such breach or threatened breach, the Holder shall be entitled, in addition to all other available remedies, to an injunction restraining any breach, and specific performance without the necessity of showing economic loss and without any bond or other security being required.

15. **Governing Law; Jurisdiction.** All questions concerning the construction, validity, enforcement and interpretation of this Agreement shall be governed by the internal laws of the State of Florida, without giving effect to any choice of law or conflict of law provision or rule that would cause the application of the laws of any jurisdictions other than the State of Florida. Each party hereby irrevocably submits to the exclusive jurisdiction of the Circuit Courts of the County of Sarasota, State of Florida, for the adjudication of any dispute hereunder or in connection herewith or therewith, or with any transaction contemplated hereby or discussed herein, and hereby irrevocably waives, and agrees not to assert in any suit, action or proceeding, any claim that it is not personally subject to the jurisdiction of any such court, that such suit, action or proceeding is brought in an inconvenient forum or that the venue of such suit, action or proceeding is improper. Each party hereby irrevocably waives personal service of process and consents to process being served in any such suit, action or proceeding by mailing a copy thereof to such party at the address for such notices to it under this Agreement and agrees that such service shall constitute good and sufficient service of process and notice thereof. Nothing contained herein shall be deemed to limit in any way any right to serve process in any manner permitted by law.

16. **No Inconsistent Agreements.** None of the parties hereto will hereafter enter into any agreement which is inconsistent with the rights granted to the parties in this Note.

17. **Third Parties.** Nothing herein expressed or implied is intended or shall be construed to confer upon or give to any person or entity, other than the parties to this Note and their respective permitted successor and assigns, any rights or remedies under or by reason of this Note.

18. **Waiver of Jury Trial.** AS A MATERIAL INDUCEMENT FOR THE HOLDER TO LOAN TO THE COMPANY THE MONIES HEREUNDER, THE COMPANY HEREBY WAIVES ANY RIGHT TO TRIAL BY JURY IN ANY LEGAL PROCEEDING RELATED IN ANY WAY TO THIS AGREEMENT AND/OR ANY AND ALL OF THE OTHER DOCUMENTS ASSOCIATED WITH THIS TRANSACTION.

19. **Entire Agreement.** This Note (including the recitals hereto) sets forth the entire understanding of the parties with respect to the subject matter hereof, and shall not be modified or affected by any offer, proposal, statement or representation, oral or written, made by or for any party in connection with the negotiation of the terms hereof, and may be modified only by instruments signed by all of the parties hereto.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

IN WITNESS WHEREOF, this Note is executed by the undersigned as of the date hereof.

The undersigned affirms that he/she is fully authorized to enter into this Agreement and that the execution of this promissory note and the specific provisions of this note have been duly authorized by the corporation.

COMPANY:
INFINIUM LABS, INC.

By: ______________________

Name: Kevin Bachus
Title: CEO

SILICON VALLEY BANK
WIRE TRANSFER INSTRUCTIONS

The following information is provided to assist clients in routing wire transfers **TO** Silicon Valley Bank in the most expeditious manner.

For all incoming **foreign currency** wires, please contact our **International Department at (408) 654-7774** for settlement instructions.

DOMESTIC WIRE TRANSFER:
Instruct the paying financial institution or the payor to route all domestic wire transfers via FEDWIRE to the following ABA number:

TO:	SIL VLY BK SJ
ROUTING & TRANSIT #:	121140399
FOR CREDIT OF:	INFINIUM LABS OPERATING CORPORATION
CREDIT ACCOUNT #:	3300510528
BY ORDER OF:	[NAME OF SENDER]

INTERNATIONAL WIRE TRANSFER:
Instruct the paying financial institution to advise their U.S. correspondent to pay as follows:

PAY TO:	FC - SILICON VALLEY BANK 3003 TASMAN DRIVE SANTA CLARA, CA 95054, USA
ROUTING & TRANSIT #:	121140399
SWIFT CODE	SVBKUS6S
FOR CREDIT OF:	INFINIUM LABS OPERATING CORPORATION
FINAL CREDIT ACCOUNT #:	3300510528
BY ORDER OF:	[NAME OF SENDER]

IMPORTANT!!!!
Wire instructions MUST designate your **FULL TEN DIGIT ACCOUNT NUMBER.** Wires received by Silicon Valley Bank with INCOMPLETE or INVALID ACCOUNT NUMBERS *may be delayed and could possibly require return to the sending bank due to new regulations.*

GFTS05r Rev. 02/03

ASSIGNMENT OF PROMISSORY NOTE

KNOW ALL MEN BY THESE PRESENTS, that on this 9th day of December, 2005, for $1.00 and other good and valuable consideration, the receipt of which is hereby acknowledged, Stephen A. Witzer, Trustee U/A February 7, 1985 (hereinafter referred to as the "Assignor") does hereby grant, bargain, sell, assign, convey, transfer, and set over unto Richard Angelotti (hereinafter referred to as the "Assignee") all of its right, title, and interest in and to that certain Promissory Note dated July 28, 2004, originally granted by Infinium Labs, Inc. to Assignor, and providing for repayment of an obligation in the original principal amount of $500,000 (see Exhibit A).

The Assignor further represents, covenants, and warrants the Promissory Note has been paid in full by the Assignee (see Exhibits B-1 and B-2).

By its acceptance of this Assignment, each party agrees to execute any reasonably required documents as may be required to effect the Assignment contemplated herein.

IN WITNESS WHEREOF, the Assignor has executed this Assignment on the day and year first above stated.

Stephen A. Witzer, Trustee

STATE OF Florida)
COUNTY OF Sarasota)

On the 9th day of December, 2005, before me, the undersigned Notary, personally appeared the individual whose signature appear above, and that each such person executed the foregoing instrument for the purposes therein contained.

In witness whereof, I hereunto set my hand and official seal.

NOTARY PUBLIC

(SEAL)

Barbara J Fritz
My Commission [illegible]
Expires [illegible]

My Commission Expires:

AMENDMENT TO PROMISSORY NOTE

Stephen A. Witzer, Trustee U/A February 7, 1985 (hereinafter referred to as the "Witzer") and Infinium Labs. Inc. ("Infinium") entered into a Promissory Note dated July 28, 2004, for the original principal amount of $500,000 (the "Promissory Note") (see Exhibit A). On December _ 7th _, 2005, Richard Angelotti ("Angelotti") and Witzer entered into an assignment agreement whereby Witzer assigned all right, title and interest in the Promissory Note to Angelotti (see Exhibits B-1 and B-2).

For $1.00 and other good and valuable consideration the receipt of which is hereby acknowledged, Angelotti and Infinium wish to amend the Promissory Note (this "Amendment") as follows:

1. Delete the second paragraph Promissory Note in its entirety and replace as follows:

2. Except as provided in this Amendment, all other terms of the Promissory Note remain in full force and effect.

In Witness Whereof, the parties hereto have executed this Agreement as of the Effective Date. This Agreement may be executed in two or more counterparts and each such counterpart shall be deemed an original hereof.

Infinium Labs Operating Corporation

By [signature]

Name Greg Hoole

Title CEO & President

Date Dec. 9 2005

Richard Angelotti

By Richard W. Angelotti

Name: Richard Angelotti

Date 12/9/05