Form 10KSB/A
period 2005-12-31
Phantom Entertainment, Inc.
filed 2006-09-26
CIK 1145019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

(Amendment No. 1)

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

INDEX
		Page Number

PART I

Item 1.	Description of Business	3

Item 2.	Description of Property	13

Item 3.	Legal Proceedings	13

Item 4.	Submission of Matters to a Vote of Security Holders	17

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters	15

Item 6.	Management’s Discussion and Analysis or Plan of Operation	17

Item 7.	Financial Statements	20

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	20

Item 8A.	Controls and Procedures	21

Item 8B.	Other Information	21

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	21

Item 10.	Executive Compensation	24

Item 11.	Security Ownership of Certain Beneficial Owners and Management	27

Item 12.	Certain Relationships and Related Transactions	28

Item 13.	Exhibits	29

Item 14.	Principal Accountant Fees and Services	32

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KSB/A (“Form 10-KSB/A”) to Phantom Entertainment, Inc.’s (f/k/a Infinium Labs, Inc.) Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, initially filed with the Securities and Exchange Commission (“SEC”) on May 19, 2006 (the “Original Filing”), is being filed to reflect to (i) reflect our review of comments received from the Securities and Exchange Commission (“SEC”) relating to its revised interpretation with respect to FAS 133 “Accounting for Derivative Instruments and Hedging Activities,” and in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock,” (ii) respond to comments received from the SEC in connection with a review of our filings, and (iii) provide additional disclosure revisions deemed appropriate by current management.

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

ITEM 1.  DESCRIPTION OF BUSINESS

General Overview

As of January 1, 2006, we are primarily focused on developing and seeking to commercialize the Phantom Lapboard, a wireless, rotating custom keyboard/turntable with integrated mousepad. Depending on the success rate for sales and associated revenue of the Phantom Lapboard during the introductory period of three to six months, we may seek to develop and commercialize the Phantom Game Service. We still retain assets with respect to the Phantom Game Service and when various milestones for the manufacturing of the Phantom Lapboard are completed we may shift more of our focus to the Phantom Game Service. The Phantom Game Service is anticipated to be the first end-to-end, on-demand game service for delivery to the living room.

We have not yet generated any revenue from operations. Our ability to generate revenue in the future is dependent on our ability to successfully develop and commercialize the Phantom Lapboard.

Since inception through December 31, 2005, we have incurred aggregate net losses of $64,025,296. Our loss from operations for year ended December 31, 2005 was $12,236,530; our loss from operations for the year ended December 31, 2004 was $27,604,817. In addition, as of December 31, 2005, we had an accumulated deficit of $64,025,296.

While we anticipate release of the Phantom Lapboard in October 2006, delays may occur and given our limited resources, we need immediate additional capital to continue development of the Phantom Lapboard as well as general operations.

Development costs for 2005, 2004 and inception through December 31, 2005 were, respectively: ($13,927), $3,130,854 and 3,522,277.

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

We intend to utilize low cost guerilla event/stunts to demo the product, reward involvement and interest from core target groups and to draw media attention to the Phantom Lapboard introduction. We will schedule PR announcements and interviews at appropriate times and intend to introduce highly limited and targeted print and web advertising to support launch and key periods for advertising during the year such as the Game Developers Conference (GDC), the Electronics Expo (E3 Expo), graduation day and Father’s Day.

After initial launch, we intend to use database marketing and relationship marketing techniques to build loyalty and increase sales, roll out targeted advertising and promotions to grow initial interest/purchase of lapboard and to support new retailer partnerships, and leverage contract and content partnerships for presence at key industry events - i.e. E3 at Blizzard booth, gaming tournaments, etc. With respect to leveraging contract and content partnerships, we intend to utilize all of our pre-existing relationships and forge new relationships in order to increase sales of the Phantom Lapboard. Such relationships are likely to include vendors in the games industry.

Distribution Strategy

We intend to market and sell the Phantom Lapboard direct to consumer through our Internet website. We may establish other sales and marketing distribution channels through brick and mortar retailers. “Brick and mortar retail customers” typically refer to customers of companies that have a physical presence (for example, a building made of “bricks and mortar”) and offer face-to-face consumer experiences, as opposed to an Internet-only presence.

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

RISK FACTORS

RISKS RELATED TO OUR BUSINESS AND COMPANY

The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements in this annual report. The risks described below are not the only ones facing our Company, but represent all of those risks deemed material to the Company. Additional risks not presently known to us may also impair our business operations.

WE HAVE A HISTORY OF LOSSES WHICH MAY CONTINUE, REQUIRING US TO SEEK ADDITIONAL SOURCES OF CAPITAL WHICH MAY NOT BE AVAILABLE, REQUIRING US TO CURTAIL OR CEASE OPERATIONS.

We incurred a loss from operations of $12,236,530 for the year ended December 31, 2005 and a loss from operations of $27,604,817 for the year ended December 31, 2004. Our monthly burn rate is approximately $300,000 per month and, accordingly, we will need to raise approximately $3,600,000 over the next 12 months in order to sustain our current operations. We reduced our staff during the first quarter of 2006 and adjusted associated payroll, benefits, and rent for our corporate headquarters accordingly. With these modifications, we made the aforementioned estimate of our monthly burn rate. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we will continue to incur losses. We will continue to incur losses until we are able to market and sell our products. Our possible success is dependent upon the successful development and marketing of our products, as to which there is no assurance. Any future success that we might enjoy will depend upon many factors, including factors out of our control or which cannot be predicted at this time. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel and equipment, reduced margins caused by competitive pressures and other factors. These conditions may have a materially adverse effect upon us or may force us to reduce or curtail operations. In addition, we will require additional funds to sustain and expand our sales and marketing activities, particularly if a well-financed competitor emerges. Based on our current funding arrangement with Golden Gate, upon the effectiveness of a registration statement, which will allow Golden Gate to convert its convertible debenture and exercise its warrants and, in turn, provide us with funding, we do not anticipate that we will require additional funds to continue our operations for the next 12 months. In the event that our financing arrangement with Golden Gate is terminated or if we need additional financing, there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain sufficient funds from operations or external sources would require us to curtail or cease operations.

OUR INDEPENDENT AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER OUR ABILITY TO OBTAIN FUTURE FINANCING.

In their report dated May 16, 2006, our independent auditors stated that our financial statements for the year ended December 31, 2005 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of cash flow constraints, a working capital deficit of $16,144,960, an accumulated deficit of $64,025,296 at December 31, 2005, recurring losses from operations and the default on $3,486,759 of notes payable at December 31, 2005. We continue to experience net losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net losses and stockholders’ deficit increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

WE WILL REQUIRE ADDITIONAL FUNDING TO LAUNCH OUR PHANTOM LAPBOARD AND IF WE ARE UNSUCCESSFUL IN OBTAINING ADDITIONAL FUNDING, WE WILL BE UNABLE TO EXECUTE OUR BUSINESS PLAN AND GO OUT OF BUSINESS.

We will need to obtain additional funding in order to:

•	fund product development and launch of our Phantom Lapboard;

•	finance additional growth and working capital requirements;

•	respond to competitive pressures; and

•	respond to other opportunities or challenges as they arise.

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

BECAUSE WE HAVE A LIMITED OPERATING HISTORY SINCE OUR INCEPTION IN DECEMBER 9, 2002 AND HAVE NOT GENERATED ANY REVENUE SINCE INCEPTION, AND THE PC ACCESSORY INDUSTRY IS RAPIDLY CHANGING, WE ARE UNABLE TO ACCURATELY FORECAST OUR REVENUES OR OUR ACTUAL COSTS OF OPERATIONS, AND A SHORTFALL IN REVENUES OR INCREASED COSTS OF OPERATIONS COULD CAUSE A MATERIAL ADVERSE EFFECT IN OUR BUSINESS, RESULTS OF OPERATIONS, AND FINANCIAL CONDITION.

Because we have a limited operating history since our inception in December 9, 2002 and have not generated an revenue since our inception, and because the PC accessory industry is characterized by rapidly changing technologies, evolving industry standards, frequent new product and service introductions, and changing customer demands, our costs may change dramatically over time which causes us to be unable to accurately forecast our revenues. For example, in the event that the cost to manufacture the Phantom Lapboard is higher than projected or our manufacturing costs increase dramatically, we may not be able to generate profit, which may cause us to go out of business.

We currently intend to increase our operating expenses substantially in order to, among other things:

•	Expand our current operating activities;

•	fund sales and marketing activities;

•	manufacture inventory; and

•	incur capital expenditures.

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

We may depend on retail distribution to sell the Phantom Lapboard. In the event that retailers are reluctant to sell our products or in the event that their proposed financial terms are unacceptable to us, we may be unable to sell to traditional brick and mortar retail consumers, which are defined as consumers who prefer to make game, game related accessory and computer accessory purchases from retailers having a physical presence accessible to the consumer. If we are unable to sell to traditional brick and mortar retail consumers, we may go out of business.

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

Our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than ours. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of our prospective customers. We cannot be certain that we will be able to successfully compete against current or future competitors. In order to compete effectively, we may need to expend significant internal engineering resources or acquire other technologies or companies to provide or enhance such capabilities. Any of these acts by our competition may increase our customer acquisition costs, which is, generally, the cost associated with acquiring a new customer, is calculated by dividing total acquisition expenses by total new customers. Any of these efforts will take resources we may not have, which may force us to go out of business.

WE DEPEND ON A NUMBER OF KEY PERSONNEL, AND THEIR LOSS MAY CAUSE US TO GO OUT OF BUSINESS.

Our success will depend upon our senior management and technical personnel, particularly Greg Koler, our Chief Executive Officer and Interim Chief Financial Officer, and Tyrol Graham, our Vice President of Product Development. The Company has employment agreements with Messrs. Koler and Graham, but such agreements do not mitigate the risk associated with the loss of either party’s services. The loss of the services of this or other persons may cause us to go out of business. Our success also depends on our ability to attract and retain qualified technical, sales, marketing, customer support, financial and accounting, and managerial personnel. Competition for such personnel in the PC accessories industry can be intense, and we cannot be certain that we will be able to retain our key personnel or that we can attract, integrate or retain other highly qualified personnel in the future.

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

WE ARE CURRENTLY IN DEFAULT ON CERTAIN OBLIGATIONS RELATING TO OUR DECEMBER 2004 SECURITIES PURCHASE AGREEMENT RELATING TO THE RESERVATION OF WARRANTS AND ISSUANCE OF SHARES REQUESTED IN DECEMBER 2005 FOR CONVERSION OF THE CONVERTIBLE DEBENTURES. ALTHOUGH THE INVESTORS HAVE NOT DELIVERED A NOTICE OF DEFAULT TO US TO COLLECT PENALTIES AND INTEREST IN THE AGGREGATE AMOUNT OF $707,024, NO ASSURANCE CAN BE GIVEN THAT WE WILL RESOLVE THIS MATTER OR THAT WE WILL NOT BE REQUIRED TO PAY PENALTIES. IF WE DO NOT RESOLVE THIS MATTER, IT COULD RESULT IN LEGAL ACTION AGAINST US, WHICH COULD REQUIRE THE SALE OF SUBSTANTIAL ASSETS.

We are currently in default on certain obligations relating to our December 2004 Securities Purchase Agreement relating to the reservation of warrants and issuance of shares of our common stock requested by the investors in December 2005 upon delivery of notices of conversion to us with respect to the convertible debentures. We negotiated a standstill agreement with all debtholders that remains in effect until June 30, 2006 and limits the number of shares we must deliver prior to June 30, 2006. However, we are in negotiation with certain parties representing all of the debtholders to workout payment of penalties and interest, and issuance of the remaining shares subject to the December 2005 conversion request. Although the investors have not delivered a notice of default to us to collect penalties and interest in the aggregate amount of $707,024, no assurance can be given that we will resolve this matter or that we will not be required to pay penalties. If we do not resolve this matter, it could result in legal action against us, which could require the sale of substantial assets.

THE COMPANY'S DISCLOSURE CONTROLS AND PROCEDURES AND ITS INTERNAL CONTROLS OVER FINANCIAL REPORTING WERE INEFFECTIVE THROUGH DECEMBER 2005 BECAUSE OF NOT PROPERLY ACCOUNTING FOR SUFFICIENT LOSS CONTINGENCY ACCRUALS TO COVER POSSIBLE MONETARY PENALTIES AND INTEREST RELATING TO OUR FAILURE TO FILE CERTAIN PAYROLL AND WITHHOLDING TAX RETURNS AND TO SATISFY REQUIRED WITHHOLDING AND PAYROLL TAX OBLIGATIONS. ALTHOUGH WE RESTATED OUR FINANCIAL STATEMENTS IN DECEMBER 2005, IF WE ARE UNABLE TO GENERALLY MAINTAIN THE EFFECTIVENESS OF OUR DISCLOSURE CONTROLS AND PROCEDURES AND INTERNAL CONTROLS, WE WILL NOT BE ABLE TO PROVIDE RELIABLE FINANCIAL STATEMENTS WHICH WOULD MAKE ANY INVESTMENT IN OUR COMPANY SPECULATIVE AND RISKY.

As of December 31, 2005, our interim principal executive officer and interim principal financial officer evaluated the effectiveness of our disclosure controls and procedures and the effectiveness of our internal controls over financial reporting and concluded that our disclosure controls and procedures and our internal controls over financial reporting were ineffective, as of the end of the periods covered by such report, so as to insure that all of the information required to be reported in our periodic reports was recorded, processed, summarized, and reported, within the time periods specified in the Commission's rules and forms, because we were not able to record and properly report sufficient loss contingency accruals to cover possible monetary penalties and interest relating to our failure to file certain payroll and withholding tax returns and to satisfy required withholding and payroll tax obligations. While management is focused on improving our company’s Disclosure Controls to ensure timely and proper reporting, there can be no assurance that other items do not currently exist, or will not occur in the future, that reflect ineffective Disclosure Controls as of the Evaluation Date. Management concluded that the failure to properly account for and disclose the sufficient loss contingency accruals to cover possible monetary penalties and interest relating to our failure to file certain payroll and withholding tax returns and to satisfy required withholding and payroll tax obligations, was a material weakness in our disclosure controls and procedures and our internal controls over financial reporting.

In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Beginning in September 2005, the Company hired new staff to handle finance and legal matters as well as a new Chief Executive Officer. The Company still maintains outside finance and legal consultants to assist where appropriate and when funding is available. With additional financing the Company will round out its staff in order to better comply with controls and procedures regulated under the Exchange Act. As a part of this process, the Company has reviewed its accounting treatment of certain convertible debt instruments under FAS 133 and EITF 00-19 and as a result has restated its financial statements from December 31, 2004 through the current period..

We cannot assure you that we will be able to maintain adequate controls over our financial processes and reporting. If we are unable to maintain the remedial actions we have undertaken and generally maintain the effectiveness of our disclosure controls and procedures and internal controls, so as to insure that all of the information required to be reported in our periodic reports was recorded, processed, summarized, and reported, within the time periods specified in the Commission's rules and forms, we will not be able to provide reliable financial reports, our results of operations could be misstated and our reputation may be harmed. Accordingly, any investment by you in our company under these conditions could be speculative and risky.

RISKS RELATING TO OUR CURRENT FINANCING ARRANGEMENT

THERE ARE A LARGE NUMBER OF SHARES UNDERLYING OUR CONVERTIBLE DEBENTURES, AND WARRANTS THAT MAY BE AVAILABLE FOR FUTURE SALE AND THE SALE OF THESE SHARES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

As of May 16, 2006, we had 541,789,024 shares of common stock issued and outstanding and convertible debentures outstanding that may be converted into an estimated 489,604,317 shares of common stock at current market prices, and outstanding warrants to purchase 65,328,812 shares of common stock. In addition, the number of shares of common stock issuable upon conversion of the outstanding convertible debentures may increase if the market price of our stock declines. All of the shares, including all of the shares issuable upon conversion of the debentures and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

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

ITEM 2.  DESCRIPTION OF PROPERTY

Our corporate headquarters are located in Seattle, Washington   in approximately 500 square feet of space occupied under a lease with a monthly rental rate of approximately $3,300 that expires at the end of May, 2006. The Company is currently in negotiations to extend the aforementioned lease.

ITEM 3.  LEGAL PROCEEDINGS

Amscot Corporation v. Infinium Labs, Inc. and Gregory E. Hawkins , No. 05-00069, Div J. In April 2005, Amscot obtained a default judgment in the Circuit Court for Hillsborough County, Florida associated with an action to enforce a negotiable instrument. We dispute the judgment and may seek to reopen the matter in the future. The judgment is for $50,873.

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

CDW Corporation v. Infinium Labs Corporation , No. 05-M1-131484. In May 2005, CDW sued us in the Circuit Court of Cook County, Illinois, alleging that the Company placed orders for goods, failed to pay for such orders and thus breached the contract.. CDW sought damages in the amount of $26,958. Due to financial constraints, we may not be able to replace local counsel. On February 7, 2006, the court entered judgment and we have recorded $26,958 in accounts payable related to vendor payments due CDW Corporation.

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

Longview Special Finance, Inc. v. Infinium Labs, Inc. , No. 06 CV 1772. In March 2006, Longview sued us in United States District in the Southern District of New York alleging breach of contract and requesting, in part, issuance of all remaining shares requested in prior conversion notices (as more fully described in our SB-2 filed on February 13, 2006). The complaint contains errors relating to debt previously repaid and other jurisdictional issues. The parties entered into a negotiated settlement related to a portion of Longview’s claims on April 7, 2006. Under the terms of the agreement, Infinium converted a portion of Longview’s requested conversion request and Longview agreed to dismiss the aforementioned matter in May 2006 and standstill on any further request for conversion or bring any additional claim on with respect to Infinium’s failure to reserve adequate shares for Longview or deliver shares under a conversion.

Motley Fool v. Infinium Labs, Inc., No. CL05001480. In October 2005, Motley Fool sued us in the Circuit Court for Alexandria, Virginia, Civil Division, alleging breach of a contract related to Motley Fool’s advertising services and the Company’s failure to pay for such services. Motley Fool requested damages in the amount of $70,000. On March 9, 2006, the parties entered into a settlement agreement in which we settled the actual claim, together with reasonable attorneys’ fees, in the amount of $52,702 through issuance of 2,195,905 shares of our stock.

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

Walter Dorwin Teague Associates v. Infinium Labs, Inc., No. 05-9-35846-2. In December 2005, Teague Associates entered an arbitration award in the Superior Court for King County, Washington. The judgment is for $51,843. Teague Associates was retained in 2004 to assist and support various industrial design requirements associated with hardware for the Phantom game service. The Company defaulted on its payment obligations and this resulted in the associated arbitration award.

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

On November 7, 2005, we settled a lawsuit by issuing 1,052,632 shares of common stock to the plaintiff in this matter with a fair market value of $23,158 ($0.022 per share). An additional 82,143 shares of common stock were issued to the plaintiff’s attorney with a fair market value of $1,807 ($0.022 per share). The shares were issued under a court ordered settlement pursuant to 3(a)(10) under the Securities Act of 1933.

On November 16, 2005, we issued shares totaling 7,948,856 shares to two note payable holders for accrued interest and related legal fees on the note with a fair value of $119,232 ($0.015 per share). We recognized a loss of $13,514 on the transactions. The shares were issued under a court ordered settlement pursuant to 3(a)(10) under the Securities Act of 1933.

On December 30, 2005, we issued an aggregate of 16,000,000 shares of common stock to certain of our debenture holders from our December 2004 Securities Purchase Agreement upon a partial conversion of their debentures. The amount of 80,741 was converted per the conversion terms of the note.. The various conversion prices were $0.004875 and $0.005650 per share. We recognized no gain or loss on these conversions.

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

With adequate financing, we will launch the Phantom Lapboard in 2006 for sale directly through our Internet website. The Phantom Lapboard is designed with a pc gamer in mind, and is intended to transform the way gamers think about computer keyboards. We anticipate we will need approximately $1.5 million to launch the Phantom Lapboard although this amount may be reduced depending on the size of the order(s) we request from the manufacturer.

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

Plan of Operations

We have incurred recurring losses from operations since inception. Our loss from operations for the year ended December 31, 2005 was $12,236,530. Our loss from operations for the year ended December 31, 2004 was $27,604,817. At December 31, 2005, we had a working capital deficit of $16,144,960 and accumulated net losses since inception of $64,025,296. In their report on our audited financial statements for the year ended December 31, 2005, our independent auditors expressed substantial doubt about our ability to continue as a going concern.

Our activities to date have been funded by equity and debt investments. As of December 31, 2005, we had received approximately $9,527,147 million in equity investments and $7,830,797 million in debt and convertible debt financings. The following is an account of how these funds have been utilized:

Purchase of property and equipment	$970,467

Development costs (costs net applicable payables)	2,238,875

Advertising (expenses net applicable payables)	1,264,152

Salary expense (expense net shares issued for employee services and wages/taxes payable)	5,909,081

Consultants and professional fees (expenses net shares issued for services and applicable payables)	1,713,159

General and administrative (expenses net non cash expenses [i.e. depreciation] and applicable payables)	3,653,372

Cash repayments of notes payable	1,075,000

Cash interest payments	533,838

Total cash utilized	$17,357,944

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

As of December 31, 2005, we have recorded an aggregate of $5,774,900 in debt discount, of which $5,774,900 was amortized as interest expense. In connection with financings aggregating $2.16 million in December 2004, we committed to pay penalties of 2% per month for each month after an agreed upon period (approximately three months) during which we fail to cause a resale registration statement covering the underlying shares to be declared effective by the Securities and Exchange Commission. This relates to the following financing arrangements:

On December 16, 2004, we closed a transaction pursuant to a Securities Purchase Agreement, dated as of December 13, 2004, with several accredited investors pursuant to which those accredited investors lent an aggregate principal amount of $1,160,000 to us in exchange for (i) 8% convertible debentures Series 04-02 in that aggregate principal amount, and (ii) Class 2004-A warrants to purchase 5,437,487 shares of our common stock, Class 2004-B warrants to purchase 5,437,487 shares of our common stock and Class 2004-C warrants to purchase 5,437,487 shares of our common stock. The debentures bear interest at 8% per annum and mature on December 16, 2005. The debentures are convertible into shares of our common stock, par value $.0001 per share. As currently in effect, the conversion price of the debentures means seventy-five percent of the lowest closing price during the five trading days ending on the trading day before the conversion date.

On December 28, 2004, the Securities Purchase Agreement dated December 13, 2004 and related Class A warrants, Registration Rights Agreement and debentures were amended. The material provisions are as follows:

Securities Purchase Agreement - If we complete the first tranche of a financing of no less than $12 million and in connection with such financing, retire or convert our debt (other than the convertible debentures), the conversion price of the debentures will be fixed at $0.10. In addition, the investors received an aggregate of 250,000 shares of common stock. The exercise price of the Class A warrants and the Conversion price of the Debentures were amended as set forth above.

On December 28, 2004, we closed a transaction pursuant to a Securities Purchase Agreement, dated as of December 23, 2004, with several accredited investors pursuant to which those accredited investors lent an aggregate principal amount of $1,000,000 to us in exchange for (i) 8% convertible debentures Series 04-03 in that aggregate principal amount, and (ii) Class 2004-A-2 warrants to purchase 4,687,485 shares of our common stock. We will receive the net proceeds of this financing within 1 business day after a registration statement is filed covering these securities. The debentures bear interest at 8% per annum and mature one year from issuance. The debentures are convertible into shares of our common stock, par value $.0001 per share. The conversion price of the debentures means seventy-five percent of the lowest closing price during the five trading days ending on the trading day before the conversion date.

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

On December 28, 2004, the Securities Purchase Agreement dated December 23, 2004 and related warrants, Registration Rights Agreement and debentures were amended. The material provisions are as follows:

Securities Purchase Agreement - If we complete the first tranche of a financing of no less than $12 million and in connection with such financing, retire or convert our debt (other than the convertible debentures), the conversion price of the debentures will be fixed at $0.10.In addition, the investors received an aggregate of 500,000 shares of common stock. The exercise price of the Class A warrants and the Conversion price of the Debentures were amended as set forth above.

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

Our development activities have been and continue to be constrained by shortages in working capital (see Plan of Operation for detailed use of equity investment and debt financing). As a result, we have experienced delays in bringing our Phantom Game Service to market, which in turn has triggered the need for additional efforts to address changing design and engineering standards, as well as the need for renegotiation of arrangements with game content providers as existing arrangements lapse in advance of commercial launch. Due to the foregoing factors, in the fourth quarter of 2005, we restructured our business and our resources to focus predominantly on the Phantom Lapboard. We have no agreements, or any formal plans, to bundle games or game subscriptions with the Phantom Lapboard.

Subject to obtaining sufficient financing, we anticipate focusing our efforts over the next 12 months on the following principal activities:

Completing Development of the Phantom Lapboard - The Phantom Lapboard was originally intended for retail launch in 2004 and its design was based upon that premise. We are currently in the process of revising and updating the hardware to take advantage of newer technology to ensure that the product is technically compelling and that we are able to have an adequate supply of components. This includes changes to the mouse optical subsystem to a newer laser mechanism allowing users to utilize the mouse on a wider variety of surfaces. Users may operate the Phantom Lapboard from a tabletop which often has a reflective surface. The laser mechanism provides much broader compatibility with this type of surface. The Company believes that utilizing more recent components allows it the opportunity to have an adequate supply, but in no way “ensures” that it will have this supply.

Completing Development of the Lapboard Distribution Network - Working with our partners we intend to finalize the design, testing and roll-out of Phantom Lapboard.

We have utilized the services of Synapse Product Development, on a time and materials basis, to assist with design elements of the Phantom Lapboard.

In addition, as a pre-cursor to the commercial launch of the Phantom Lapboard, we entered into a Product Development and Manufacturing Agreement with Itron Technology, Inc. In the event of the loss of Itron, it would require us to identify and contract with alternate sources of manufacturing, which we may be unable to do and which could prove time-consuming and expensive. The use of any third party manufacturer, entails investing in pre-manufacturing activities, including the purchase of tooling and components, as well as ancillary operations around the manufacturing and distribution of the Phantom Lapboard such as logistics, service and support.

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

Through November 2005, our Disclosure Controls as of the Evaluation Date were not effective in enabling us to record and properly report sufficient loss contingency accruals to cover possible monetary penalties and interest relating to our failure to file certain payroll and withholding tax returns and to satisfy required withholding and payroll tax obligations. In December 2005, the Company restated all previous quarterly filing since inception as well amending its 2004 10-KSB. In 2006, we determined that our Disclosure Controls as of the Evaluation Date were not effective in enabling us to record and properly report the gains and losses on derivative liabilities as related to our convertible debentures and warrants. In August 2006, the Company restated prior quarterly and annual filings from December 31, 2004 through March 31, 2006 to include these gains and losses on derivatives. While new management is focused on improving our company’s Disclosure Controls to ensure timely and proper reporting, there can be no assurance that other items do not currently exist, or will not occur in the future, that reflect ineffective Disclosure Controls as of the Evaluation Date

(b) Changes in Internal Controls

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

(all such persons are referred to as the "Named Executive Officers") are set out in the summary compensation table below.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen-sation (1)	Securities Underlying Options/ SARs Granted (#)	Restricted Shares or Restricted Share Units	LTIP Payouts	All Other Compen-sation
Timothy M. Roberts Chairman, Chief	2005	$142,594[2]	Nil	Nil	Nil	Nil	Nil	Nil
Executive Officer and Director(1)	2004	$250,000[3]	Nil	Nil	Nil	Nil	Nil	Nil
	2003	$2,500	Nil	Nil	Nil	Nil	Nil	Nil

Greg Koler Chief Executive Officer	2005	$29,487[5]	Nil	Nil	Nil	Nil	Nil	Nil
and Interim Chief Financial Officer(4)	2004	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2003	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Kevin Bachus Former President and	2005	$158,050[7]	Nil	Nil	Nil	Nil	Nil	Nil
Former Chief Operating Officer(6)	2004	$250,000[8]	Nil	Nil	Nil	2,100,000	Nil	Nil
	2003	$16,667	Nil	Nil	Nil	Nil	Nil	Nil

Richard S. Skoba Former Executive	2005	$136,896[10]	Nil	Nil	Nil	Nil	Nil	Nil
Vice President of Sales	2004	$207,965[11]	Nil	Nil	Nil	Nil	Nil	Nil
and Business Development(9)	2003	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Tyrol Graham Former Vice President	2005	$217,333[13]	Nil	Nil	Nil	Nil	Nil	Nil
Development (12)	2004	$150,000[14]	Nil Nil	Nil	Nil	2,100,000	Nil	Nil
	2003	Nil		Nil	Nil	Nil	Nil	Nil

1	Resigned as an officer of our company on August 15, 2005.
2	includes 1,382,298 shares of S-8 stock issued in lieu of cash compensation.
3	includes 500,000 shares of S-8 stock issued in lieu of cash compensation.
4	Appointed as an officer and director of our company on November 18, 2005.
5	For his role as a director and officer Mr. Koler was compensated solely in cash.
6	Resigned as an officer and director of our company on November 17, 2005.
7	includes 1,212,960 shares of S-8 stock issued in lieu of cash compensation.
8	includes 500,000 shares of S-8 stock issued in lieu of cash compensation.
9	Resigned from our company on April 30, 2005.
10	includes 1,722,598 shares of S-8 stock issued in lieu of cash compensation.
11	includes 224,574 shares of S-8 stock issued in lieu of cash compensation.
12	Resigned from our company on February 24, 2006.
13	includes 4,719,739 shares of S-8 stock issued in lieu of cash compensation.
14	includes 565,966 shares of S-8 stock issued in lieu of cash compensation.

OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

Name	Number of Securities Underlying Options/ SARs Granted (#)	% of Total Options/ SARs Granted to Employees in Fiscal Year (1)	Exercise Price ($/Share) (2)	Expiration Date
Not Applicable.	0	0%	$0	—
Not Applicable.	0	0%	$0	—
Not Applicable.	0	0%	$0	—

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

Our 2005 Stock Compensation Plans

The purpose of each of our 2005 Stock Compensation Plans-A through -D is to help us retain non-executive employees, consultants, professionals, and service providers who provide services to the Company in connection with, among other things, the Company's obligations as a publicly-held reporting company. In addition, we expect to benefit from the added interest that the awardees will have in our welfare as a result of their ownership or increased ownership of our common stock. The Board of Directors will select who will receive awards and the amount and nature of such awards.

Over the last two years, we have been able to hire non-executive employees and engage consultants, professionals, and service providers by compensating them through the issuance of shares of our common stock. This afforded us the ability to utilize our cash, at a time when we were seeking out financing and working with our creditors with respect to restructuring outstanding obligations We believe that, for the foreseeable future, it is in our best interests to be able to continue to engage and compensate such persons through the payment of our shares of common stock.

Awards authorized under the each of our 2005 Stock Compensation Plans-A through -D consist of shares of our common stock. Such awards may be subject to forfeiture in the event of premature termination of engagement, failure to meet certain performance objectives, or other conditions, as may be determined by the Board of Directors.

Each of the 2005 Stock Compensation Plans-A through -D is administered by the Board of Directors. Subject to the express terms and conditions of the 2005 Stock Compensation Plans, the Board of Directors has full power to make Awards, to construe or interpret the 2005 Stock Compensation Plans, to prescribe, amend and rescind rules and regulations relating to it and to make all other determinations necessary or advisable for its administration. Except as otherwise provided in the 2005 Stock Compensation Plans, the Board of Directors may also determine which persons shall be granted Awards, the nature of the Awards granted, the number of shares subject to Awards and the time at which Awards shall be made. Such determinations will be final and binding.

The only class of stock subject to an Award is common stock. We have an aggregate of 132,000,000 shares of common stock reserved for issuance under the 2005 Stock Compensation Plans of which an aggregate of 132,000,000 are issued an outstanding.

In the event that our outstanding shares of Common Stock are increased, decreased or changed or converted into other securities by reason of merger, reorganization, consolidation, recapitalization, stock dividend, extraordinary cash dividend or other change in our corporate structure affecting the stock, the number of shares that may be delivered under the 2005 Stock Compensation Plans and the number and/or the purchase price of shares subject to outstanding Awards under the 2005 Stock Compensation Plans may be adjusted at the sole discretion of the Board of Directors to the extent that the Board of Directors determines to be appropriate, provided, however, that the number of shares subject to any Awards will always be a whole number.

The 2005 Stock Compensation Plans will expire ten years after their approval by the Board, but the Board of Directors may terminate the 2005 Stock Compensation Plans at any time prior to that date and Awards granted prior to such termination may extend beyond such date. Termination of the 2005 Stock Compensation Plans will not alter or impair, without the consent of the Awardee, any of the rights or obligations of any Award made under the 2005 Stock Compensation Plans.

Grant. The Board of Directors may, at its discretion, award shares of common stock to a recipient (the "Stock Awards"). The Stock Awards will be issued pursuant to an agreement between the Company and the Awardee. Each recipient of a Stock Award will be a stockholder and have all the rights of a stockholder with respect to such shares, including the right to vote and receive all dividends or other distributions made or paid with respect to such shares.

If the recipient of an Award ceases to be a consultant, professional or service provider for any reason, then the Award may be subject to forfeiture, as provided in the particular agreement, unless such forfeiture is waived by the Board of Directors when it, in its discretion, determines that such waiver is in our best interests.

In the event of a participant's retirement, permanent disability or death, or in cases of special circumstances, the Board of Directors may waive any or all of the remaining restrictions and limitations imposed under the 2005 Stock Compensation Plans with respect to any Awards.

Restrictions on Transferability. These Shares of stock may not be sold, exchanged, transferred, pledged, hypothecated, or otherwise disposed of until such time as any stated restrictions lapse. The Board of Directors, in its absolute discretion, may impose such restrictions on the transferability of the Awards granted in the 2005 Stock Compensation Plans as it deems appropriate. Any such restrictions shall be set forth in the Agreement with respect to such Awards and may be referred to on the certificates evidencing shares issued pursuant to any such Award. Shares of restricted stock will be evidenced by a certificate that bears a restrictive legend.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)

Timothy M. Roberts	20,670,225	3.83%
Greg Koler	6,016100(2)	1.11%
Richard Angelotti	1,420,000	0.26%
All Officers and Directors as a group (3 persons)	28,106,325	5.21%

*	Represents less than 1% of our Company’s outstanding stock
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

On January 27, 2005, we borrowed $300,000 from Timothy Roberts, our former CEO and a director of our company, under a 15% promissory note, which was payable no later than April 27, 2005. The note was subsequently transferred by Mr. Roberts to parties unaffiliated with us. On or about May 10 through 12, 2005, this note was assigned by Mr. Roberts to the following individuals with corresponding amounts: (1) Gerard Dariano, $100,000; (2) Fred Niedrich, $50,000; (3) Gary Fears, $50,000; and (4) John Landino, $100,000.In June 2005, the full principal and interest was settled in consideration for our issuance of 3,187,206 shares of common stock to the holders, valued at $318,721.

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

On December 9, 2005, this the July 28, 2004 promissory note for $500,000 was assigned by Mr. Witzer to a Dick Angeloitti, a Director.  The terms of the promissory note were subsequently amended to provide that as of November 1, 2005, principal and accrued interest totaled $560,437.43.  With respect to the revised principal, commencing November 2, 2005, simple interest at a rate of fifteen percent (15%) per annum will accrue on a monthly basis until December 31, 2006 (maturity date), at which time the entire remaining principal and all accrued and unpaid interest are due in full.

TRANSACTIONS WITH PROMOTER

Immediately prior to the merger described above, Peter Goldstein, the promoter of Global Business Resources, Inc., surrendered to us 10,000,000 shares of our common stock in exchange for all of the issued and outstanding of our wholly-owned subsidiary Global Business Resources, Inc., a Florida corporation. The operations of such subsidiary were not material to us and were not desired to be retained following the merger.

ITEM 13. EXHIBITS

Exhibit #	Exhibit Name

2.1
Agreement and Plan of Merger dated as of December 24, 2003 by and among Global Business Resources, Inc., Global Infinium Merger Sub, Inc., Infinium Labs Corporation and Peter J. Goldstein ( Incorporated by Reference to Exhibit 2.1 to Form 8-K filed with the SEC on January 20, 2004).

3.1	Certificate of Incorporation ( Incorporated by Reference to Exhibit 3.0 to Form SB-2 (Registration No. 333-67990) filed with the SEC on August 20, 2001 ).

3.2	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to Exhibit 3.2 to the Company's Form 10-KSB for the year ended December 31, 2003 ).

3.3	Certificate of Amendment to Certificate of Incorporation ( Incorporated by reference to Exhibit 3.3 to the Company's Form 10-KSB for the year ended December 31, 2003 ).

3.4	Bylaws ( Incorporated by reference to Exhibit 3.4 to the Company's Form 10-KSB for the year ended December 31, 2003 ).

10.1
Stock Purchase Agreement dated as of January 22, 2004 between Infinium Labs, Inc. and SBI Brightline VI, LLC ( Incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on January 26, 2004 ).

10.2
Stock Purchase Agreement dated as of January 22, 2004 between Infinium Labs, Inc. and Infinium Investment Partners, LLC ( Incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on January 26, 2004 ).

10.3
Form of Subscription Agreement between Infinium Labs, Inc. and certain stockholders of Infinium Labs, Inc. ( Incorporated by reference to Exhibit 4.3 to the Form 10-KSB for the year ended December 31, 2003 ).

10.4
12% Secured Subordinated Debenture between the Company and Contare Ventures, LLC dated February 23, 2004 (Incorporated by reference to Exhibit 10.12 to the Form 10-QSB filed with the SEC on August 23, 2004 ).

10.5	12% Secured Subordinated Debenture between the Company and Gary Kurfirst, dated February 23, 2004 (Incorporated by reference to Exhibit 10.9 to the Form 10-QSB filed with the SEC on August 23, 2004 ).

10.6	15% Secured Debenture between the Company and James Beshara, dated March 29, 2004 (Incorporated by reference to Exhibit 10.4 to the Form 10-QSB filed with the SEC on August 23, 2004 ).

10.7	15% Secured Debenture between the Company and Ronald Westman, dated April 7, 2004 ( Incorporated by reference to Exhibit 10.11 to the Form 10-QSB filed with the SEC on August 23, 2004 ).

10.8	15% Secured Subordinated Debenture between the Company and James Beshara, dated May 3, 2004 ( Incorporated by reference to Exhibit 10.3 to the Form 10-QSB filed with the SEC on August 23, 2004 ).

10.9	15% Secured Debenture between the Company and Ronald Westman, dated May 7, 2004 ( Incorporated by reference to Exhibit 10.1 to the Form 10-QSB filed with the SEC on August 23, 2004 ).

10.10
Pledge Agreement between Robert F. Shambro in favor of Phoenix Capital Opportunity Fund, dated May 12, 2004 ( Incorporated by reference from Exhibit 10.6 to the Form 10-QSB filed with the SEC on August 23, 2004 ).

10.11	Promissory Note between the Company and Sharon M. Beshara, dated May 18, 2004 (Incorporated by reference from Exhibit 10.5 to the Form 10-QSB filed with the SEC on August 23, 2004 ).

10.12
15% Secured Subordinated Debenture between the Company and and SBI USA, LLC, dated May 28, 2004 ( Incorporated by reference from Exhibit 10.10 to the Form 10-QSB filed with the SEC on August 23, 2004) .

10.13
Amended and restated convertible secured promissory note dated, June 16, 2004, between the Company and Phantom Investors, LLC ( Incorporated by reference from Exhibit 10.2 to the Form 10-QSB filed with the SEC on August 23, 2004) .

10.14	Commercial Promissory Note between the Company and Video Associates, LLC, dated June 2004 (Incorporated by reference from Exhibit 10.8 to the Form 10-QSB filed with the SEC on August 23, 2004) .

10.15	Employee Stock Ownership ( Incorporated by reference from Exhibit 10.13 to the Form 10-QSB filed with the SEC on August 23, 2004) .

10.16	Promissory Note between the Company and Stephen A. Witzer, dated July 28, 2004 ( Incorporated by reference from Exhibit 10.14 of to the Form SB-2/A filed with the SEC on February 14, 2005) .

10.17	10% Secured Promissory Note between the Company and Hazinu Ltd., dated October 20, 2004 (Incorporated by reference from Exhibit 4.2 of to Form 8-K filed with the SEC on October 29, 2004) .

10.18
10% Secured Promissory Note between the Company and JM Investors, LLC, Fenmore Holdings, LLC, Viscount Investments Limited and Congregation Mishkan Sholom, dated October 27, 2004 (Incorporated by reference from Exhibit 4.6 of to Form 8-K filed with the SEC on October 29, 2004)

10.19
Securities Purchase Agreement between the Company and JM Investors, LLC, Fenmore Holdings, LLC, Viscount Investments Limited and Congregation Mishkan Sholom dated December 13, 2004 (Incorporated by reference from Exhibit 4.1 to Form 8-K filed with the SEC on October 29, 2004) .

10.20
Registration Rights Agreement between the Company and JM Investors, LLC, Fenmore Holdings, LLC, Viscount Investments Limited and Congregation Mishkan Sholom dated December 13, 2004 (Incorporated by reference from Exhibit 4.2 to Form 8-K filed with the SEC on October 29, 2004).

10.21
8% Convertible Debenture between the Company and JM Investors, LLC, Fenmore Holdings, LLC, Viscount Investments Limited and Congregation Mishkan Sholom dated December 13, 2004 (Incorporated by reference from Exhibit 4 .3 to Form 8-K filed with the SEC on October 29, 2004) .

10.22	8% Convertible Debenture between the Company and accredited investors dated December 23, 2004 (Incorporated by reference to Form 8-K filed with the SEC on January 5, 2005) .

10.23	Pinnacle Marketing Agreement to serve as manufacturing representatives ( Incorporated by reference from to Exhibit 10.21 to the Form 10-KSB filed with the SEC on April 20, 2005) .

10.24	Summit Marketing Agreement to serve as manufacturing representatives (Incorporated by reference from to Exhibit 10.22 to the Form SB-2/A filed with the SEC on February 14, 2005 ).

10.25	Limelight Networks Agreement to serve as manufacturing representatives (Incorporated by reference from to Exhibit 10.24 to the Form SB-2/A filed with the SEC on February 14, 2005 ).

10.26	Chicony agreement to manufacture system hardware (Incorporated by reference from to Exhibit 10.25 to the Form SB-2/A filed with the SEC on February 14, 2005 ).

10.27	Saitek agreement to manufacture system hardware (Incorporated by reference from to Exhibit 10.26 to the Form SB-2/A filed with the SEC on February 14, 2005 ).

10.28
BIOSTAR® Microtech International Corp. agreement for engineering, industrial design and manufacturing (Incorporated by reference from to Exhibit 10.27 to the Form SB-2/A filed with the SEC on February 14, 2005 ).

10.29	Teague agreement for engineering and industrial design ( Incorporated by reference from to Exhibit 10.28 to the Form SB-2/A filed with the SEC on February 14, 2005 ).

10.30	6% Promissory Note between the Company and Nite Capital L.P., dated March 9, 2005 ( Incorporated by reference from Exhibit 10.39 to the Form 10-QSB filed with the SEC on May 23, 2005) .

10.31	17% Promissory Note between the Company and Ron Westman., dated March 21, 2005 ( Incorporated by reference from Exhibit 10.40 to the Form 10-QSB filed with the SEC on May 23, 2005) .

10.32	12% Promissory Note between the Company and Rob Shambro, dated April 7, 2005 ( Incorporated by reference from Exhibit 10.1 to the Form 10-QSB filed with the SEC on August 15, 2005) .

10.33	17% Promissory Note between the Company and Fred Niedrich, dated April 29, 2005 ( Incorporated by reference from Exhibit 10.2 to the Form 10-QSB filed with the SEC on August 15, 2005) .

10.34	17% Promissory Note between the Company and Fred Niedrich, dated June 13, 2005 ( Incorporated by reference from Exhibit 10.3 to the Form 10-QSB filed with the SEC on August 15, 2005) .

10.35	17% Promissory Note between the Company and James Breshara, dated June 30, 2005 ( Incorporated by reference from Exhibit 10.4 to the Form 10-QSB filed with the SEC on August 15, 2005) .

10.36	15% Promissory Note between the Company and Edward Breshara, dated September 7, 2005 ( Incorporated by reference from Exhibit 10.1 to the Form 10-QSB filed with the SEC on December 22, 2005) .

10.37	5% Promissory Note between the Company and Sharon Breshara, dated September 7, 2005 ( Incorporated by reference from Exhibit 10.2 to the Form 10-QSB filed with the SEC on December 22, 2005) .

10.38	5% Promissory Note between the Company and Fred Niedrich, dated September 13, 2005 ( Incorporated by reference from Exhibit 10.3 to the Form 10-QSB filed with the SEC on December 22, 2005) .

10.39	5% Promissory Note between the Company and Fred Niedrich, dated September 19, 2005 ( Incorporated by reference from Exhibit 10.4 to the Form 10-QSB filed with the SEC on December 22, 2005) .

10.40	% Promissory Note between the Company and Fred Niedrich, dated November 1, 2005 ( Incorporated by reference from Exhibit 10.5 to the Form 10-QSB filed with the SEC on December 22, 2005) .

10.41	% Promissory Note between the Company and Edward Breshara, dated November 7, 2005 ( Incorporated by reference from Exhibit 10.6 to the Form 10-QSB filed with the SEC on December 22, 2005) .

10.42
5% Assignment of Promissory Note between Stephen A. Witzer, Trustee and Director, Richard Angelotti, dated December 9, 2005 ( Incorporated by reference from Exhibit 10.7 to the Form 10-QSB filed with the SEC on December 22, 2005) .

10.43
Amendment to Promissory Note between the Company and Director, Richard Angelotti, dated December 9, 2005 ( Incorporated by reference from Exhibit 10.8 to the Form 10-QSB filed with the SEC on December 22, 2005) .

10.44	Employment agreement between the Company and Tyrol Graham dated January 15, 2004 ( Incorporated by reference from to Exhibit 10.32 to the Form 10-KSB filed with the SEC on April 20, 2005 ).

10.45	Employment agreement between the Company and Greg Koler dated January 11, 2006 ( Incorporated by reference from to Exhibit 10.1 to the Form 8-K filed with the SEC on January 13, 2006 ).

10.46	Stockholder vesting agreement between the Company and Greg Koler dated January 11, 2006 ( Incorporated by reference from to Exhibit 10.2 to the Form 8-K filed with the SEC on January 13, 2006 ).

10.47
Securities Purchase Agreement dated as of January 24 , 2006 by and between Infinium Labs, Inc. and Golden Gate Investors, Inc. ( Incorporated by reference from to Exhibit 10.1 to the Form 8-K filed with the SEC on January 31, 2006 ).

10.48
Registration Rights Agreement dated as of January 24, 2006 by and between Infinium Labs, Inc. and Golden Gate Investors, Inc. ( Incorporated by reference from to Exhibit 10.2 to the Form 8-K filed with the SEC on January 31, 2006 ).

10.49	5¼% Convertible Debenture of Infinium Labs, Inc. dated as of January 24, 2006. ( Incorporated by reference from to Exhibit 10.3 to the Form 8-K filed with the SEC on January 31, 2006 ).

10.50	Warrant to Purchase Common Stock of Infinium Labs, Inc. dated as of January 24, 2006 ( Incorporated by reference from to Exhibit 10.4 to the Form 8-K filed with the SEC on January 31, 2006 ) .

10.51
Addendum to Convertible Debenture, Warrant to Purchase Common Stock and Securities Purchase Agreement dated as of January 24, 2006 by and between Infinium Labs, Inc. and Golden Gate Investors, Inc. (Incorporated by reference from to Exhibit 10.5 to the Form 8-K filed with the SEC on January 31, 2006 ).

10.52	8% Promissory Note between the Company and Timothy Roberts, dated January 1, 2006 (filed herewith).

31.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes-Oxley Section 302 (filed herewith).

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

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

PHANTOM ENTERTAINMENT, INC.

Date: September 26, 2006	By:	/s/ Greg Koler
Name: Greg Koler
Title: Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Principal Accounting and Financial Officer)

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Annual Report on Form 10-KSB for the year ended December 31, 2005 to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

/s/ Greg Koler	Chief Executive Officer and	September 26, 2006
Greg Koler	Interim Chief Financial Officer

/s/ Timothy Roberts	Chairman of the Board of Directors	September 26, 2006
Timothy Roberts

/s/ Richard Angelotti	Director	September 26, 2006
Richard Angelotti

INFINIUM LABS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 CONSOLIDATED AND 2004 (RESTATED)

INFINIUM LABS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGES	F-1	Reports of Independent Registered Public Accounting Firm

PAGE	F-2	Balance Sheet as of December 31, 2004 (Consolidated) (Restated)

PAGE	F-3	Statements of Operations for the Year Ended December 31, 2005 (Consolidated) (Restated) and 2004 (Restated) and for the Period from December 9, 2002 (Inception) to December 31, 2005 (Restated)

PAGES	F-4-F-19	Statement of Changes in Stockholders’ Deficiency for the Period from December 9, 2002 (Inception) Through December 31, 2005 (Restated)

PAGES	F-20	Statements of Cash Flows for the Year Ended December 31, 2005 (Consolidated) (Restated) and 2004 (Restated) and for the Period from December 9, 2002 (Inception) to December 31, 2005 (Restated)

PAGES	F-22-F-52	Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

Infinium Labs, Inc.

(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Infinium Labs, Inc. and subsidiary (a development stage company) as of December 31, 2005 and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the years ended December 31, 2005 and 2004, and for the period from December 9, 2002 (inception) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Infinium Labs Corporation for the period December 9, 2002 (inception) to October 31, 2003, were audited by other auditors whose report dated December 11, 2003, except for Note F as to which the date is January 26, 2004, expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Infinium Labs, Inc. and subsidiary (a development stage company) as of December 31, 2005, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004, and for the period from December 9, 2002 (inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company has had recurring losses from inception of $64,025,296, has a working capital deficiency of $16,144,960, a stockholders deficiency of $16,144,960, notes in default of $3,486,759 and used cash in operations from inception of $15,339,599. This raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 10. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.

Boynton Beach, Florida

May 16, 2006, except for Notes 1(P), 2(C), 5, 7, 8(A), 8(D), 9(B), 10, 11 and 12(C) as to which date is August 18, 2006.

INFINIUM LABS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Consolidated Balance Sheet
December 31, 2005
Restated - Note 2

ASSETS

Current Assets:
Cash	$603
Prepaid Expenses	7,071
Total Current Assets	7,674

Total Assets	$7,674

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable	$3,839,274
Due to developers	845,000
Accrued interest expense	846,137
Other accrued expense	6,506
Derivatives (Note 5(B))	4,179,316
Accrued payroll and payroll taxes (Note 8(F))	2,364,205
Promissory Notes (Note 5(A))	4,072,196

Total Current Liabilities	16,152,634

Commitments and Contingencies	-

Stockholders’ Deficiency:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 399,823,667 shares issued and outstanding (Note 6)	39,982
Additional paid-in capital (Note 6)	48,344,422
Subscription receivable	(22,517)
Deferred Compensation	(481,551)
Accumulated deficit during development stage	(64,025,296)

Total Stockholders’ Deficiency	(16,144,960)

Total Liabilities and Stockholders’ Deficiency	$7,674

See Notes to Accompanying Consolidated Financial Statements

INFINIUM LABS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Consolidated Statements of Operations
Restated - Note 2

	For the Year Ended December 31, 2005	For the Year Ended December 31, 2004	For the Period from December 9, 2002 (Inception to December 31, 2005)
Operating Expenses:
Development costs	$(13,927)	$3,130,854	$3,522,277
Advertising	404,331	1,380,377	1,992,887
Salary expense	5,677,365	6,985,422	12,835,271
Professional fees	1,265,317	2,808,733	4,969,920
Consultants	3,111,392	9,082,345	13,053,413
Impairment of assets	502,090	352,299	854,389
General and administrative	1,289,962	3,864,787	5,520,868
Total Operating Expenses	12,236,530	27,604,817	42,749,025
Net Loss from Operations	(12,236,530)	(27,604,817)	(42,749,025)

Other Income (Expense):
Other income	383	1,897	2,317
Gain / (Loss) on sale of equipment	(5,011)	(448)	(5,459)
Gain / (Loss) on conversion of notes	(10,671,647)	-	(10,671,647)
Gain / (Loss) on stock issued for payroll taxes	(62,269)	-	(62,269)
Interest expense	(5,900,848)	(5,688,042)	(11,606,886)
Gain / (Loss) on derivatives	38,730,224	(36,906,415)	1,823,809
Payroll Tax Penalties & Interest	(208,322)	(528,377)	(756,136)
Total Other Income (Expense)	21,882,510	(43,121,385)	(21,276,271)

Income (Loss) before Income Taxes	9,645,980	(70,726,202)	(64,025,296)

Income Taxes	-	-	-

Net Income (Loss)	$9,645,980	$(70,726,202)	$(64,025,296)

Per Common Share

Income (Loss) per common share - basic	$0.04	$(0.70)	$(0.48)
Income (Loss) per common share - diluted	$0.03	$(0.70)	$(0.48)

Weighted average - basic	219,727,249	100,688,617	133,897,292
Weighted average - diluted	405,579,272	100,688,617	133,897,292

See Notes to Accompanying Consolidated Financial Statements

INFINIUM LABS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Consolidated Statement of Stockholders' Deficiency

For the Period from December 9, 2002 (Inception) to December 31, 2005

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total

Stock issued to founders ($0.0004 per share)			$58,189,728	$5,819	$12,703	$	$(18,517)		$5

Stock issued for cash ($0.12 per share)			4,423,012	442	526,261				526,703

Stock issued for services ($0.3775 per share)			2,957,376	296	1,112,709				1,113,005

Net loss for the period from December 9, 2002 (inception) to October 31, 2003						(2,270,129)			(2,270,129)

Balance, October 31, 2003			65,570,116	6,557	1,651,673	(2,270,129)	(18,517)		(630,416)

Stock issued for cash ($0.28 per share)			2,169,148	217	612,172		(145,000)		467,389

Stock issued for signage rights ($0.3175 per share)			942,600	94	299,906				300,000

Stock issued for services ($0.3175 per share)			434,036	43	138,597				138,640

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

See Notes to Accompanying Consolidated Financial Statements

INFINIUM LABS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Consolidated Statement of Stockholders' Deficiency

For the Period from December 9, 2002 (Inception) to December 31, 2005

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total
Beneficial conversion of promissory notes at $0.10 per share					318,500				318,500

Fair value of warrants issued in conjunction with promissory notes ranging from $0.10 per share to $1.00 per share					295,000				295,000

Shares contributed in kind			(1,191,450)	(119)	119				0

Reclassification of warrants to derivative liability					(4,353,617)				(4,353,617)

Net loss, December 31, 2004						(70,726,202)			(70,726,202)

Balance, December 31, 2004 (Restated - Note 2)			121,090,655	12,109	18,440,300	(73,671,276)	(22,517)		(55,241,384)

Shares issued to Director for services ($1.59 per share)			40,000	4	63,596				63,600

Shares issued to consultants for services ($0.87 per share)			125,179	13	108,916				108,929

Shares issued to convert note payable ($1.18 per share)			7,043,750	704	8,310,921				8,311,625

Shares issued to consultants for services ($0.54 per share)			1,200,000	120	647,880				648,000

Shares issued to convert note payable ($0.365 per share)			4,925,291	493	1,797,238				1,797,731

Shares issued to consultants for services ($0.32 per share)			1,722,453	172	558,675			(19,665)	539,182

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

See Notes to Accompanying Consolidated Financial Statements

INFINIUM LABS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Consolidated Statement of Stockholders' Deficiency

For the Period from December 9, 2002 (Inception) to December 31, 2005

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total
Deferred compensation								503,260	503,260

Fair value of derivatives upon note payable conversion					280,492				280,492

Net loss, December 31, 2005						9,645,980			9,645,980

BALANCE, December 31, 2005 (Restated - Note 2)			399,823,667	$39,982	$48,344,422	$(64,025,296)	$(22,517)	(481,551)	$(16,144,960)

See Notes to Accompanying Consolidated Financial Statements

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Cash Flows
Restated - Note 2

	For the Year Ended December 31, 2005 (Consolidated)	For the Year Ended December 31, 2004 (Consolidated)	For the Period From December 9, 2002 (Inception) to December 31, 2005
Cash Flows from Operating Activities:
Net income (loss)	$9,645,980	$(70,726,202)	$(64,025,296)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	208,547	170,059	382,895
Impairment of assets	502,090	352,299	854,389
Loss on disposal of assets	5,011	448	5,459
Common stock issued for services	4,493,531	8,452,305	14,197,521
Common Stock issued to employees	2,821,858	2,042,141	4,863,999
Common stock issued for legal settlements	(175,900)	175,900	-
Common stock issued for interest	1,243,314	2,727,731	3,971,045
Common stock issued for loan guarantee	-	832,000	832,000
Common stock issued for vendor settlement	1,020,353	-	1,020,353
(Gain)/Loss on vendor settlement	(27,367)	-	(27,367)
Loss on conversion of notes payable	10,671,647	-	10,671,647
Legal fees on conversion of notes payable	40,131	-	40,131
Legal fees on vendor settlement	28,483	-	28,483
Amortization of interest expense	3,599,312	2,150,588	5,774,900
(Gain)/Loss on derivatives	(38,730,224)	36,906,415	(1,823,809)
Changes in operating assets and liabilities:
Decrease (increase) in current assets:
Prepaid expenses and other receivables	59,925	(63,646)	(7,071)
Deposits	5,440	2,050	-
Increase (decrease) in current liabilities:
Accounts payable	240,389	3,249,880	3,839,274
Due to developers	(140,000)	985,000	845,000
Accrued interest	544,722	294,634	846,137
Other accrued expense	(98,494)	(15,850)	6,506
Accrued payroll and payroll taxes	698,436	1,589,772	2,364,205
Net Cash Used in Operating Activities	(3,342,816)	(10,874,476)	(15,339,599)

Cash Flows from Investing Activities:
Purchase of property and equipment	10,310	(803,415)	(960,157)
Sale of property and equipment	5,660	11,755	17,415
Increase in restricted cash	894,910	(894,910)	-
Net Cash Provided by (used) Investing Activities	910,880	(1,686,570)	(942,742)

Cash Flows from Financing Activities:
Repayments of notes payable	-	(1,075,000)	(1,075,000)
Proceeds from stockholder	-	-	4,940
Payments to stockholder	-	-	(4,940)
Proceeds from sale of common stock, net	795,400	7,737,690	9,527,147
Promissory note	1,633,037	5,856,606	7,830,797
Net Cash Provided by Financing Activities	2,428,437	12,519,296	16,282,944

NET INCREASE (DECREASE) IN CASH	(3,499)	(41,750)	603

CASH AT BEGINNING OF PERIOD	4,102	45,852	-

CASH AT END OF PERIOD	$603	$4,102	$603

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$18,750	$508,308	$533,838

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

(G) Income / (Loss) Per Share

Basic and diluted net income / (loss) per common share is computed based upon the weighted average common shares outstanding as defined by Statement of Financial Accounting Standards “SFAS” No. 128, “Earnings per Share.” For the year ended December 31, 2005 both basic and diluted EPS are:

	Income (Numerator)	Shares (Denominator)	Price per Share

Net Income	$9,645,980
Basic Income per common share
Income available to common shareholders	9,645,980	219,727,249	0.04

Warrants		13,653,121
Convertible debentures (net of tax)	866,892	172,198,902

Diluted Income per common share
Income available to common stockholders + assumed conversions	$10,512,872	405,579,272	$0.03

For the year ended December 31, 2004 and the period from December 9, 2002 (Inception) through December 31, 2005, the effect of common share equivalents was anti-dilutive and not included in the calculation of diluted net loss per common share. Warrants to purchase 14,329,874 shares of common stock at prices of $0.25, $0.50, $0.75 and $1.00 were outstanding at December 31, 2005 and were not included in the computation of diluted EPS because the warrants’ exercise prices were greater than the average market price of the common shares. These warrants expire between October 31, 2009 and December 31, 2009. At December 31, 2004 there were warrants to purchase 40,666,597 shares of common stock at prices of $0.10, $0.25, $0.50, $0.75 and $1.00 and were not included in the computation of diluted EPS because the effect was anti-dilutive.

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

(C) Derivatives and Corresponding Liability
The Company determined that it failed to account for its embedded conversion features and freestanding warrants pursuant to: SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, which require a periodic valuation of their fair value and a corresponding recognition of liabilities associated with such derivatives. This failure occurred for the year ended December 31, 2004 and the year ended December 31, 2005. These restated amounts are reflected in the financial statements at December 31, 2005.
A summary of significant effects of the restatement is as follows:

	Year Ended December 31, 2005 (As Previously Reported)	Amount of Change	Year Ended December 31, 2005 Ended (As Restated)
Statement of Operations

General and administrative	$2,220,324	(930,362)	$1,289,962
Total Operating Expenses	13,166,892	(930,362)	12,236,530
Net loss from operations	(13,166,892)	930,262	(12,236,530)
Interest expense	(5,700,848)	(200,000)	(5,900,848)
Derivative income	0	38,730,224	38,730,224
Total Other Income (Expense)	(16,647,714)	38,530,224	21,882,510
Net income (loss)	(29,814,606)	39,460,586	9,645,980
Income (Loss) per common share - basic	$(0.14)	$0.18	$0.04
Income (Loss) per common share - diluted	$(0.14)	$0.17	$0.03

	December 31, 2005 (As Previously Reported)	Amount of Change	December 31, 2005 (As Restated)
Balance Sheet

Derivatives	$0	4,179,316	$4,179,316
Total current liabilities	11,973,318	4,179,316	16,152,634
Additional paid-in capital	55,077,909	(6,733,487)	48,344,422
Accumulated deficit during development stage	(66,579,467)	2,554,171	(64,025,296)
Total Stockholders’ Deficiency	$(11,965,644)	$(4,179,316)	$(16,144,960)

	Year Ended December 31, 2004 (As Previously Reported)	Amount of Change	Year Ended December 31, 2004 (As Restated)

Statement of Operations
Salary expense	$6,776,876	$208,546	$6,985,422
Consultants	9,130,767	(48,422)	9,082,345
Total Operating Expenses	27,444,693	160,124	27,604,817
Net loss from operations	(27,444,693)	(160,124)	(27,604,817)
IRS penalty and interest expense	0	(528,377)	(528,377)
Derivative expense	0	(36,906,415)	(36,906,415)
Total Other Income (Expense)	(5,686,593)	(37,434,792)	(43,121,385)
Net loss	(33,131,286)	(37,594,916)	(70,726,202)
Loss per common share - basic and diluted	$(0.33)	$(0.37)	$(0.70)

NOTE 3    INTANGIBLE ASSETS

During 2003, the Company entered into an agreement for the signage rights to a building located in Sarasota, Florida. The agreement called for the Company to issue 942,600 shares of common stock in exchange for signage rights beginning April 1, 2004 through May 31, 2009. The shares were valued at the recent cash offering price aggregating $300,000. The Company will amortize the cost over the life of the agreement. As of December 31, 2005, the Company has amortized $96,651 of expense of the signage rights. The remaining value of $203,349 was impaired in December 2005 as a result of the Company’s decision to close the Sarasota, Florida office.

NOTE 4    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

December 31, 2005
Office equipment	$91,087
Computer equipment	347,603
Computer software	357,922
Office furniture	126,631
Leasehold improvements	36,914
960,157
Less accumulated depreciation	(286,243)
Less sale of equipment	(17,415)
Less loss on disposal of assets	(5,459)
Less impairment	(651,040)
Property & Equipment, Net	$-

Depreciation expense during the twelve months ended December 31, 2005, the twelve months ended December 31, 2004, and the period from December 9, 2002 (Inception) to December 31, 2005 was $155,400, $127,075 and $286,243, respectively. During 2005 and 2004, the Company recognized impairment of property and equipment of $298,741 and 352,299 respectively due to the restructuring of the offices in Seattle, Washington and Sarasota, Florida.

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

On December 13, 2004, the Company entered into a Bridge Loan Agreement with 15 various entities pursuant to which the Lenders advanced an aggregate principal amount of $1,160,000 to the Company on December 16, 2004 in exchange for (i) 8% secured promissory notes in such aggregate principal amount, (ii) 250,000 shares of our common stock and (iii) warrants to purchase an aggregate of 16,312,461 shares of our common stock at exercise prices ranging from $0.10 to $1.00 per share. The value of the shares and warrants of $60,000 and $1,100,000, respectively were treated as a discount to the note and the discount is being amortized over the life of the note. The debentures are convertible into shares of common stock. The conversion price of the debentures is seventy-five percent of the lowest closing price during the five trading days ending on the trading day before the conversion date. On October 10, 2005 $20,000 of the note and $1,183 of accrued interest was converted through a settlement at a per share price of $0.029. The Company recognized a loss on the conversion of $1,300. On December 30, 2005 $59,074 of the note was converted per the conversion terms of the note at a per share price of $0.004875 and $0.005650. No gain or loss was recognized by the Company on the conversion. The note was due December 16, 2005 and is currently in default and accruing interest at a default rate of 18%. At December 31, 2005, the outstanding balance on the convertible note was $1,483,424.

On December 28, 2004, the Company entered into a Bridge Loan Agreement with 14 various entities pursuant to which the Lenders advanced an aggregate principal amount of $1,000,000 to the Company on January 6, 2005 in exchange for (i) 8% secured promissory notes in such aggregate principal amount, (ii) 500,000 shares of our common stock and (iii) warrants to purchase an aggregate of 4,4687,485 shares of our common stock at an exercise price of $0.10 per share. The value of the shares and warrants of $370,000 and $630,000, respectively were treated as a discount to the note and the discount is being amortized over the life of the note. The debentures are convertible into shares of common stock. The conversion price of the debentures is seventy-five percent of the lowest closing price during the five trading days ending on the trading day before the conversion date. On October 10, 2005 $137,500 of the note and $8,875 of accrued interest was converted through a settlement at a per share price of $0.029. The Company recognized a loss on the conversion of $8,664. On December 30, 2005 $21,667 of the note was converted per the conversion terms of the note at a per share price of $0.004875. No gain or loss was recognized by the Company on the conversion. The note was due December 28, 2005 and is currently in default and accruing interest at a default rate of 18%. At December 31, 2005, the outstanding balance on the convertible note was $1,145,359.

On January 27, 2005, the Company borrowed $300,000 from Timothy Roberts, the Company’s Chairman, under a 15% promissory note, which was payable no later than April 27, 2005. On or about May 10 through 12, 2005, this note was assigned by Mr. Roberts to the following parties (1) Gerard Dariano, $100,000; (2) Fred Niedrich, $50,000; (3) Gary Fears, $50,000; and (4) John Landino, $100,000. This note was settled on June 13, 2005 via a Settlement Agreement which converted the entire amount of the note into common stock at a per share price of $0.10. The Company recognized a loss on the conversion of $95,616.

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

On March 21, 2005, the Company borrowed $200,000 under a 17% promissory note, which was payable no later than May 20, 2005. As additional consideration, the note holder is entitled to an increase in the note holder’s previously existing Stock Purchase Warrant coverage from 150% to 200% of the number of shares obtained in the conversion at a warrant exercise price of $0.10 related to the note holder’s notes dated April 7, 2004 and May 7, 2004. The increased warrant coverage was treated as a $200,000 discount to the debenture and the discount is being amortized over the life of the note. This note was settled on June 10, 2005 via a Conversion Agreement which converted the entire amount of the note into common stock at a per share price of $0.10. The Company recognized a loss on the conversion of $62,263 as related to the conversion of interest.  In conjunction with the conversion, the Company issued 6,226,359 warrants at an exercise price of $0.10 per share.

On April 7, 2005, the Company borrowed $300,000 under a 12% promissory note, which was payable no later than August 5, 2005. On September 15, 2005, the entire amount of the note was settled pursuant to 3(a)(10) of the Securities Act of 1933 at a per share price of $0.05. The Company recognized a loss on the conversion of $13,277.

On April 29, 2005, the Company borrowed $200,000 under a 17% convertible promissory note, which was payable no later than July 28, 2005. The entire amount of the note was convertible into shares of common stock at a price of $0.10 per share. The beneficial conversion was treated as a $200,000 discount to the note and the discount was amortized over the life of the note. As additional consideration, 400,000 warrants were issued to the note holder with an exercise price of $.10 per share. These warrants expire on April 29, 2008. On September 15, 2005, the entire amount of the note was settled pursuant to 3(a)(10) of the Securities Act of 1933 at a per share price of $0.05. The Company recognized a loss on the conversion of $12,693.

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

Notes payable - face value - current	$4,072,196

The discount from the face value of the promissory notes is being amortized over the life of the promissory notes as additional interest expense. During the twelve month period ended December 31, 2005, the twelve month period ended December 31, 2004 and the period from December 9, 2002 (Inception) to December 31, 2005, the Company has recorded interest expense from the discounts of $3,599,312, $2,150,588 and $5,774,900, respectively.

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

The initial fair value assigned to the embedded derivatives and warrants was $14,463,615. The Company recorded the first $1,730,000 of fair value of the derivatives and warrants to debt discount which will be amortized to interest expense over the term of the debenture. The Company recorded an amortization expense for the year ended December 31, 2005, the year ended December 31, 2004 and from December 9, 2002 (Inception) through December 31, 2005 of $2,104,110, $55,890 and $2,160,000, respectively.

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

In summary, the year ended December 31, 2005, the year ended December 31, 2004 and from December 9, 2002 (Inception) through December 31, 2005, the Company recorded a gain/(loss) on derivatives of $20,282,457, $(22,499,401) and $(2,216,944), respectively, as a result of the financing described above in accordance with guidance provided in EITF 00-19:

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

As of December 31, 2005 and December 31, 2004 the fair value of all other outstanding warrants was, $312,863 and $18,760,630, respectively. The difference of $18,447,767 was recorded as a gain on derivatives as provided for in EITF 00-19.

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

(M) Obligation to Reserve Stock

As of December 31, 2005, the Company had an obligation to reserve 206,179,066 shares of common stock issuable upon conversion of debentures. In addition, as of December 31, 2005, the Company had outstanding warrants totaling 60,328,812 shares of common stock.

(N) Amendment to Articles of Incorporation

On February 24, 2005, the Company amended its Articles of Incorporation to provide for an increase in its authorized share capital. The authorized capital stock increased to 600,000,000 common shares at a par value of $0.0001 per share.

NOTE 7   INCOME TAXES

Income tax expense (benefit) is summarized as follows:

	Year Ended December 31, 2005	Year Ended December 31, 2004	December 9, 2002 (Inception) through December 31, 2005
Current:
Federal	$-	$-	$-
State	-	-	-
Deferred - Federal and State	-	-	-

Income tax expense (benefit)	$-	$-	$-

The Company's tax expense differs from the "expected" tax expense as follows:

	Year Ended December 31, 2005	Year Ended December 31, 2004	December 9, 2002 (Inception) through December 31, 2005

U.S. Federal income tax expense (benefit)	$(6,515,075)	$(12,543,111)	$(20,166,418)
Effect on net operating loss carryforward	6,515,075	12,543,111	20,166,418

	$-	$-	$-

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	December 31, 2005	December 31, 2004
Deferred tax assets:
Net operating loss carry forward	$20,166,418	$13,651,343
Total gross deferred tax assets	20,166,418	13,651,343
Less valuation allowance	(20,166,418)	(13,651,343)

Net deferred tax assets	$-	$-

At December 31, 2005, the Company had a net operating loss carry forward of $53,591,331 for U.S. Federal income tax purposes available to offset future taxable income expiring through 2025. The net change in the valuation allowance during the year ended December 31, 2005 was an increase of $6,515,075.

NOTE 8 COMMITMENTS AND CONTINGENCIES

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

(C) Leases

Infinium leases office space in Sarasota, Florida (starting September 18, 2003) and Seattle, Washington (starting August 1, 2004) under operating leases that expire in 2009 and 2006, respectively. Minimum future rental payments under these leases are as follows:

Year Ending December 31,
2006	245,035
2007	194,011
2008	205,427
2009	87,577
Thereafter	-
Total	$732,050

The Florida lease provides for a renewal option of 5 years at a rental rate equal to the last year of the initial term with an increase equal to the Consumer Price Index not to exceed 5%. Rent expense for the year ended December 31, 2005, the year ended December 31, 2004, and the period from December 9, 2002 (Inception) to December 31, 2005 was $572,107, $373,590 and $949,557, respectively.

(D) Litigation

Amscot Corporation v. Infinium Labs, Inc. and Gregory E. Hawkins , No. 05-00069, Div J. In April 2005, Amscot obtained a default judgment in the Circuit Court for Hillsborough County, Florida associated with an action to enforce a negotiable instrument. We dispute the judgment and may seek to reopen the matter in the future. The judgment is for $50,873.

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

Longview Special Finance, Inc. v. Infinium Labs, Inc. , No. 06 CV 1772. In March 2006, Longview sued us in United States District in the Southern District of New York alleging breach of contract and requesting, in part, issuance of all remaining shares requested in prior conversion notices (as more fully described in our SB-2 filed on February 13, 2006). The complaint contains errors relating to debt previously repaid and other jurisdictional issues. The parties entered into a negotiated settlement related to a portion of Longview’s claims on April 7, 2006. Under the terms of the agreement, Infinium converted a portion of Longview’s requested conversion request and Longview agreed to dismiss the aforementioned matter in May 2006 and standstill on any further request for conversion or bring any additional claim on with respect to Infinium’s failure to reserve adequate shares for Longview or deliver shares under a conversion.

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

Walter Dorwin Teague Associates v. Infinium Labs, Inc., No. 05-9-35846-2. In December 2005, Teague Associates entered an arbitration award in the Superior Court for King County, Washington. The judgment is for $51,843. Teague Associates was retained in 2004 to assist and support various industrial design requirements associated with hardware for the Phantom game service. The Company defaulted on its payment obligations and this resulted in the associated arbitration award.

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

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements

(B) Warrants Issued and Outstanding

Stock Purchase Warrants

For the year ended December 31, 2005, the Company granted warrants to purchase 19,662,215 shares of common stock in conjunction with notes payable issued and notes payable settlements. The fair values of the warrants were recorded as $1,800,889 as provided for in EITF 00-19.

	December 31, 2005	December 31, 2004
Warrants for common stock issued to a note holder. The term of the warrants are five years expiring November 10, 2009. The warrants are exercisable at $0.10 per share	5,873,288	4,404,966

Warrants for common stock issued to a note holder. The term of the warrants are five years expiring November 10, 2009. The warrants are exercisable at $0.10 per share.	11,630,138	8,722,604

Warrants issued with subscription agreements. The term of the warrants are five years expiring November 10, 2009 and are exercisable at $0.10 per share.	678,900	678,900

Warrants issued with subscription agreements. The term of the warrants are five years expiring November 10, 2009 and are exercisable at $0.25 per share.	1,344,000	1,344,000

Warrants issued with subscription agreements. The term of the warrants are five years expiring November 10, 2009 and are exercisable at $0.10 per share.	3,084,181	3,084,181

Warrants issued in conjunction with convertible notes. The term of the warrants are five years expiring December 31, 2009 and are exercisable at $0.50 per share.	232,000	232,000

Warrants issued in conjunction with convertible notes. The term of the warrants are five years expiring December 31, 2009 and are exercisable at $0.50 per share.	200,000	200,000

Warrants for common stock issued to note holders. The term of the warrants are five years expiring October 22, 2009. The warrants are exercisable at $0.50 per share.	500,000	500,000

Warrants for common stock issued to note holders. The term of the warrants are five years expiring October 27, 2009. The warrants are exercisable at $0.50 per share.	500,000	500,000

Warrants for common stock issued to note holders. The term of the warrants are five years expiring December 31, 2009. The warrants are exercisable at $0.10 per share.	5,437,487	5,437,487

Warrants for common stock issued to note holders. The term of the warrants are five years expiring December 31, 2009. The warrants are exercisable at $0.75 per share.	5,437,487	5,437,487

Warrants for common stock issued to note holders. The term of the warrants are five years expiring December 31, 2009. The warrants are exercisable at $1.00 per share.	5,437,487	5,437,487

Warrants for common stock issued to note holder. The term of the warrants is three years expiring February 4, 2008. The warrants are exercisable at $0.10 per share.	200,000	-

Warrants for common stock issued to note holder. The term of the warrants is three years expiring February 4, 2008. The warrants are exercisable at $0.10 per share.	200,000	-

Warrants for common stock issued to note holder. The term of the warrants is three years expiring February 4, 2008. The warrants are exercisable at $0.10 per share.	100,000	-

Warrants for common stock issued to note holders. The term of the warrants are five years expiring December 31, 2009. The warrants are exercisable at $0.10 per share.	4,687,485	4,687,485

Warrants for common stock issued to note holder. The term of the warrants is three years expiring April 29, 2008. The warrants are exercisable at $0.10 per share.	400,000

Warrants for common stock issued to an investor. The term of the warrants are five years expiring June 10, 2010. The warrants are exercisable at $0.10 per share.	6,226,359	-

Warrants for common stock issued to an investor. The term of the warrants is three years expiring September 19, 2008. The warrants are exercisable at $0.10 per share.	8,160,000	-

Total	60,328,812	40,666,597

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements

NOTE 10   GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no sales and has recurring net losses from inception of $64,025,296, has a working capital deficiency of $16,144,960, a stockholders’ deficiency of $16,144,960 and has a negative cash flow from operations of $15,339,599 from inception and notes payable in default of $3,486,759. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

On January 27, 2005, we borrowed $300,000 from Timothy Roberts, our former CEO and a director of our company, under a 15% promissory note, which was payable no later than April 27, 2005. The note was subsequently transferred by Mr. Roberts to parties unaffiliated with us. On or about May 10 through 12, 2005, this note was assigned by Mr. Roberts to the following individuals with corresponding amounts: (1) Gerard Dariano, $100,000; (2) Fred Niedrich, $50,000; (3) Gary Fears, $50,000; and (4) John Landino, $100,000.In June 2005, the full principal and interest was settled in consideration for our issuance of 3,187,206 shares of common stock to the holders, valued at $318,721.

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

On December 9, 2005, this the July 28, 2004 promissory note for $500,000 was assigned by Mr. Witzer to a Dick Angeloitti, a Director.  The terms of the promissory note were subsequently amended to provide that as of November 1, 2005, principal and accrued interest totaled $560,437.43.  With respect to the revised principal, commencing November 2, 2005, simple interest at a rate of fifteen percent (15%) per annum will accrue on a monthly basis until December 31, 2006 (maturity date), at which time the entire remaining principal and all accrued and unpaid interest are due in full.

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

During April 2006, the Company issued 15,000,000 shares of common stock in partial conversion of notes and accrued interest. Principal and interest in the amount of $123,164 was converted per the conversion terms of the note. The various conversion prices were $0.004875, $0.005650, $0.0114825 and $0.013022 per share and a loss of $3,890 was recognized on the conversion of interest.

During May 2006, the Company issued 15,000,000 shares of common stock in partial conversion of notes. Principal in the amount of $131,303 was converted per the conversion terms of the note. The various conversion prices were $0.004875, $0.005650, $0.0114825 and $0.013022 per share.

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