Form 10QSB/A
period 2006-03-31
Phantom Entertainment, Inc.
filed 2006-09-26
CIK 1145019

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

 EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB/A (“Form 10-QSB/A”) to Phantom Entertainment, Inc.’s (f/k/a Infinium Labs, Inc.) Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2006, initially filed with the Securities and Exchange Commission (“SEC”) on May 22, 2006 (the “Original Filing”), is being filed to (i) reflect our review of comments received from the Securities and Exchange Commission (“SEC”) relating to its revised interpretation with respect to FAS 133 “Accounting for Derivative Instruments and Hedging Activities,” and in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock,” (ii) respond to comments received from the SEC in connection with a review of our filings, and (iii) provide additional disclosure revisions deemed appropriate by current management.  Amendment No. 1 has an Explanatory Note highlighting the changes to that particular filing.

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

INDEX

Page

PART I - Financial Information

Item 1	Financial Statements	3 - 47

Consolidated Balance Sheets as of March 31, 2006 (Unaudited) (Restated - Note 2) and December 31, 2005 (Restated - Note 2)	4

Consolidated Statements of Operations for the Three Months Ended March 31, 2006 (Restated - Note 2), the Three Months Ended March 31, 2005 (Restated - Note 2) and the Period from December 9, 2002 (Inception) through March 31, 2006 (Unaudited) (Restated - Note 2)	5

Consolidated Statement of Changes in Stockholders’ Deficiency for the Period from December 9, 2002 (Inception) through March 31, 2006 (Unaudited) (Restated - Note 2)	6 - 17

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 (Restated - Note 2), the Three Months Ended March 31, 2005 (Restated - Note 2) and the Period from December 9, 2002 (Inception) through March 31, 2006 (Unaudited) (Restated - Note 2)	18

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Balance Sheets
 Restated - Note 2
	March 31, 2006 (Consolidated) (Unaudited)	December 31, 2005 (Consolidated)

ASSETS
Current Assets:
Cash	$68,941	$603
Prepaid Expenses	106,625	7,071
Total Current Assets	175,566	7,674

Other Assets:
Deferred Offering Costs	42,467	0
Total Other Assets	42,467	0

Total Assets	$218,033	$7,674

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$3,992,334	$3,839,274
Due to developers	845,000	845,000
Accrued interest expense	1,009,128	846,137
Other accrued expense	3,035	6,506
Deposits	285,000	0
Derivatives (Note 5(B))	5,467,239	4,179,316
Accrued payroll and payroll taxes (Note 8(E))	2,362,844	2,364,205
Promissory notes (Note 5(A))	3,487,094	4,072,196
Total Current Liabilities	17,451,674	16,152,634

Long Term Liabilities:
Promissory notes - long term(Note 5(A))	4,167	0
Total Long Term Liabilities	4,167	0

Total Liabilities	17,455,841	16,152,634

Commitments and Contingencies	0	0

Stockholders’ Deficiency:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	0	0
Common stock, $0.0001 par value, 600,000,000 shares authorized, 511,199,973 and 399,823,667 shares issued and outstanding, respectively (Note 6)	51,120	39,982
Additional paid-in capital (Note 6)	50,656,780	48,344,422
Subscription receivable	(22,517)	(22,517)
Deferred Compensation	(430,202)	(481,551)
Accumulated deficit during development stage	(67,492,989)	(64,025,296)

Total Stockholders’ Deficiency	(17,237,808)	(16,144,960)

Total Liabilities and Stockholders’ Deficiency	$218,033	$7,674

See accompanying Notes to Consolidated Financial Statements

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Operations
Restated - Note 2

	For the Three Months Ended March 31, 2006	For the Three Months Ended March 31, 2005	For the Period from December 9, 2002 (Inception) to March 31, 2006
	Consolidated	Consolidated	Consolidated

Operating Expenses:
Development costs	$82,947	$-	$3,605,224
Advertising	-	132,969	1,992,887
Salary expense	591,247	1,181,808	13,426,518
Professional fees	86,199	582,188	5,056,119
Consultants	298,729	1,342,499	13,352,142
Impairment of assets	-	-	854,389
General and administrative	146,268	584,802	5,667,136
Total Operating Expenses	1,205,390	3,824,266	43,954,415
Net Loss from Operations	(1,205,390)	(3,824,266)	(43,954,415)

Other Income (Expense):
Other income / (expense)	(98)	-	2,219
Gain / (Loss) on sale of equipment	400	-	(5,059)
Gain / (Loss) on conversion of notes	(233,186)	(8,476,455)	(10,904,833)
Gain / (Loss) on stock issued for payroll taxes	(85,398)	-	(147,667)
Interest expense	(329,047)	(1,982,953)	(11,935,933)
Gain / (Loss) on derivatives expense	(1,564,550)	27,832,542	259,259
Payroll Tax Penalties & Interest	(50,424)	(37,950)	(806,560)
Total Other Income (Expense)	(2,262,303)	17,335,184	(23,538,574)

Income (Loss) before Income Taxes	(3,467,693)	13,510,915	(67,492,989)

Income Taxes	-	-	-

Net Income (Loss)	$(3,467,693)	$13,510,918	$(67,492,989)

Per Common Share

Income (Loss) per common share - basic and diluted	$(0.01)	$0.10	$(0.43)

Weighted average - basic and diluted	430,017,609	132,026,521	155,959,237

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

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders’ Deficiency
For the Period from December 9, 2002 (Inception) to March 31, 2006
(Unaudited)

Shares issued with notes payable ($0.42 per share)	1,750,000	175	734,825				735,000

Shares issued to consultants for services ($0.28 per share)	1,350,000	135	377,365				377,500

Shares issued for interest ($0.18 per share)	375,000	38	67,462				67,500

Shares issued for services ($0.25 per share)	150,000	15	37,485				37,500

Shares issued for cash ($0.16 per share)	1,649,635	165	263,910				264,075

Beneficial conversion of promissory notes at $0.10 per share			318,500				318,500

Fair value of warrants issued in conjunction with promissory notes ranging from $0.10 per share to $1.00 per share			295,000				295,000

Shares contributed in kind	(1,191,450)	(119)	119				0

Reclassification of warrants to derivitive liability			(4,353,617)				(4,353,617)

Net loss, December 31, 2004				(70,726,202)			(70,726,202)

Balance, December 31, 2004 (Restated - Note 2)	121,090,655	12,109	18,440,300	(73,671,276)	(22,517)		(55,241,384)

Shares issued to Director for services ($1.59 per share)	40,000	4	63,596				63,600

Shares issued to consultants for services ($0.87 per share)	125,179	13	108,916				108,929

Shares issued to convert note payable ($1.18 per share)	7,043,750	704	8,310,921				8,311,625

Shares issued to consultants for services ($0.54 per share)	1,200,000	120	647,880				648,000

Shares issued to convert note payable ($0.365 per share)	4,925,291	493	1,797,238				1,797,731

Shares issued to consultants for services ($0.32 per share)	1,722,453	172	558,675			(19,665)	539,182

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

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders’ Deficiency
For the Period from December 9, 2002 (Inception) to March 31, 2006
(Unaudited)

Shares issued to employees ($0.025 per share)	15,299,873	1,530	380,967		(112,695)	269,802

Shares issued to employees ($0.028 per share)	699,780	70	19,524			19,594

Shares issued to consultants for services ($0.022 per share)	2,247,956	225	49,230			49,455

Shares issued to consultants for services ($0.024 per share)	1,000,000	100	23,900			24,000

Shares issued to consultants for services ($0.021 per share)	6,380,900	638	133,361		(91,165)	42,834

Shares issued to consultants for services ($0.015 per share)	2,000,000	200	29,800			30,000

Shares issued to employees ($0.022 per share)	1,134,261	113	24,840		(5,328)	19,625

Shares issued to satisfy vendor payable ($0.022 per share)	5,071,175	507	111,059			111,566

Shares issued to satisfy vendor payable ($0.022 per share)	1,134,775	114	24,851			24,965

Shares issued to convert notes payable & accrued interest ($0.015 per share)	7,948,856	795	104,925			105,720

Loss on conversion of notes payable			13,513			13,513

Shares issued to consultants for services ($0.02 per share)	10,694,577	1,069	212,823		(188,510)	25,382

Shares issued to employees ($0.02 per share)	30,342,931	3,034	592,570		(176,513)	419,091

Shares issued to convert notes payable ($0.017)	16,000,000	1,600	79,141			80,741

Deferred compensation					503,260	503,260

Fair value of derivatives upon note payable conversions			280,492			280,492

Net loss, December 31, 2005				9,645,980		9,645,980

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders’ Deficiency
For the Period from December 9, 2002 (Inception) to March 31, 2006
(Unaudited)

BALANCE, December 31, 2005 (Restated - Note 2)	$	399,823,667	$39,982	$48,344,422	$(64,025,296)	$(22,517)	(481,551)	$(16,144,960)

Shares issued to consultants for services ($0.0167 per share)		510,992	51	8,482				8,533

Shares issued to consultants for services ($0.021 per share)		2,789,474	279	58,299				58,578

Shares issued to convert note payable & accrued interest ($0.015 per share)		2,900,000	290	28,143				28,433

Loss on conversion of notes payable				13,327				13,327

Shares issued to employees ($0.019 per share)		7,030,932	703	132,885				133,588

Shares issued to consultants for services ($0.018 per share)		6,327,718	633	113,265				113,898

Shares issued to employees ($0.018 per share)		5,862,640	586	104,638				105,224

Shares issued for services ($0.0145 per share)		372,414	37	5,363				5,400

Shares issued to consultants for services ($0.0235 per share)		255,319	26	5,974				6,000

Shares issued to consultants for services ($0.02 per share)		646,552	65	12,866				12,931

Shares issued to consultants for services ($0.0197 per share)		4,060,913	406	79,594				80,000

Shares issued to consultants for services ($0.0203 per share)		1,724,138	172	34,828				35,000

Shares issued to satisfy vendor payable ($0.024 per share)		2,195,905	220	52,482				52,702

Shares issued to convert note payable ($.019 per share)		1,636,330	164	34,155				34,319

Gain on conversion of note				(3,229)				(3,229)

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders’ Deficiency
For the Period from December 9, 2002 (Inception) to March 31, 2006
(Unaudited)

Shares issued for services ($0.0185 per share)	243,243	24	4,476				4,500

Shares issued to employees ($0.0235 per share)	9,650,377	965	225,819				226,784

Shares returned to Treasury by employees ($0.02 per share)	(49,752)	(5)	(990)				(995)

Shares issued to employees ($0.0197 per share)	5,219,112	522	102,295				102,817

Shares issued to convert notes payable & accrued interest ($0.0215 per share)	40,000,000	4,000	632,826				636,826

Loss on conversion of notes payable			223,174				223,174

Shares issued to convert notes payable & accrued interest ($0.07654 per share)	19,999,999	2,000	117,059				119,059

Deferred compensation						51,349	51,349

Fair value of derivatives upon note payable conversion			326,627				326,627

Net loss for the Three Months Ended March 31, 2006				(3,467,693)			(3,467,693)

BALANCE, March 31, 2006 (Restated - Note 2)	511,199,973	$51,120	$50,656,780	$(67,492,989)	$(22,517)	(430,202)	$(17,237,808)

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders’ Deficiency
For the Period from December 9, 2002 (Inception) to March 31, 2006
(Unaudited)
Restated - Note 2

	For the Three Months Ended March 31, 2006 (Consolidated)	For the Three Months Ended March 31, 2005 (Consolidated)	For the Period from December 9, 2002 (Inception) to March 31, 2006

Cash Flows from Operating Activities:
Net loss	$(3,467,693)	$13,510,918	$(67,492,989)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	57,445	382,895
Impairment of assets	-	-	854,389
Loss on disposal of assets	-	-	5,459
Common stock issued for services	376,192	1,663,711	14,573,713
Common Stock issued to employees	567,416	56,250	5,431,415
Common stock issued for legal settlements	-	-	-
Common stock issued for interest	142,971	319,818	4,114,016
Common stock issued for loan guarantee	-	-	832,000
Common stock issued for vendor settlement	52,702	-	1,073,055
(Gain)/Loss on vendor settlement	-	-	(27,367)
Loss on conversion of notes payable	233,186	8,476,455	10,904,833
Legal fees on conversion of notes payable	10,874	-	51,005
Legal fees on vendor settlement	-	-	28,483
Amortization of interest expense	4,167	1,455,860	5,779,067
(Gain)/Loss derivatives	1,564,550	(27,832,542)	(259,259)
Changes in operating assets and liabilities:
Decrease (increase) in current assets:
Prepaid expenses and other receivables	(99,554)	43,289	(106,625)
Deferred costs	(42,467)	-	(42,467)
Deposits	-	190	-
Increase (decrease) in current liabilities:
Accounts payable	141,060	(616,794)	3,980,334
Due to developers	-	(100,000)	845,000
Deposits-prepaid warrants	285,000	-	285,000
Accrued interest	162,991	186,360	1,009,128
Other accrued expense	(3,471)	15,947	3,035
Accrued payroll and payroll taxes	(1,361)	456,069	2,362,844
Net Cash Used in Operating Activities	(73,437)	(2,307,024)	(15,413,036)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	-	(960,157)
Sale of property and equipment	-	-	17,415
Increase in restricted cash	-	894,910	-
Net Cash Used in Investing Activities	-	894,910	(942,742)

Cash Flows from Financing Activities:
Repayments of notes payable	-	-	(1,075,000)
Proceeds from stockholder	-	-	4,940
Payments to stockholder	-	-	(4,940)
Proceeds from sale of common stock, net	50,000	575,000	9,577,147
Promissory note	91,775	835,000	7,922,572
Net Cash Provided by Financing Activities	141,775	1,410,000	16,424,719

NET INCREASE (DECREASE) IN CASH	68,338	(2,114)	68,941

CASH AT BEGINNING OF PERIOD	603	4,102	-

CASH AT END OF PERIOD	$68,941	$1,988	$68,941

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$255	$18,750	$534,093

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

NOTE 2 RESTATEMENT OF FINANCIAL STATEMENTS

(A) Penalties and Interest on Payroll Tax Liabilities

The Company determined that penalties and interest were applicable to unpaid payroll tax liabilities, as a result of issuances of common stock to employees as bonuses, recorded during the three months ended March 31, 2005. The Company has included these penalties and interest in the restated expenses and related liabilities at March 31, 2005. These restated amounts are reflected in the comparative expenses and related liabilities included with the reporting for the period ending March 31, 2006.

(B) Executive Compensation

The Company determined that it failed to accrue for executive compensation during the three months ended March 31, 2005. The Company has included this accrued compensation in the restated expenses and related liabilities at March 31, 2005. These restated amounts are reflected in the comparative expenses and related liabilities included with the reporting for the period ending March 31, 2006.

(C) Derivatives and Corresponding Liability

The Company determined that it failed to account for its embedded conversion features and freestanding warrants pursuant to: SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, which require a periodic valuation of their fair value and a corresponding recognition of liabilities associated with such derivatives. This failure occurred for the year ended December 31, 2005 (including the three months ended March 31, 2005) and the three months ended March 31, 2006. These restated amounts are reflected in the expenses and related liabilities at March 31, 2006.

A summary of significant effects of the restatement is as follows:

	Three Months Ended March 31, 2006 (As Previously Reported)	Amount of Change	Three Months March 31, 2006 Ended (As Restated)
Statement of Operations
Gain / (Loss) on conversion of notes	$(267,207)	$34,021	$(233,186)
Derivative income (expense)	(815,163)	(749,387)	(1,564,550)
Total Other Income (Expense)	(1,546,937)	(715,366)	(2,262,303)
Net income (loss)	(2,752,327)	(715,366)	(3,467,693)
Loss per common share - basic and diluted	$(0.01)	$(0.00)	$(0.01)

	March 31, 2006 (As Previously Reported)	Amount of Change	March 31, 2006 (As Restated)
Balance Sheet
Deposits - current liabilities	$0	$285,000	$285,000
Derivatives - current liabilities	0	5,467,239	5,467,239
Total current liabilities	11,699,435	5,752,239	17,451,671
Deposits - long term liabilities	285,000	(285,000)	0
Derivatives - long term liabilities	1,177,373	(1,177,373)	0
Total long term liabilities	1,466,540	(1,462,373)	4,167
Total liabilities	13,165,975	4,289,866	17,455,841
Additional paid-in capital	56,785,451	(6,128,671)	50,656,780
Accumulated deficit during development stage	(69,331,794)	1,838,805	(67,492,989)
Total Stockholders’ Deficiency	$(12,947,942)	$(4,289,866)	$(17,237,808)

	Three Months Ended March 31, 2005 (As Previously Reported)	Amount of Change	Three Months March 31, 2005 Ended (As Restated)
Statement of Operations
Salary expense	$1,044,252	$137,556	$1,181,808
Total Operating Expenses	3,654,054	170,212	3,824,266
Net loss from operations	(3,654,054)	(170,212)	(3,824,266)
IRS penalty and interest expense	0	(37,950)	(37,950)
Derivative income	0	27,832,542	27,832,542
Interest expense	(1,949,620)	(33,333)	(1,982,953)
Total Other Income (Expense)	(10,409,802)	27,744,986	17,335,184
Net income (loss)	(14,063,856)	27,574,774	13,510,918
Loss per common share - basic and diluted	$(0.11)	$0.21	$0.10

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

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

On December 13, 2004, the Company entered into a Bridge Loan Agreement with 15 various entities pursuant to which the Lenders advanced an aggregate principal amount of $1,160,000 to the Company on December 16, 2004 in exchange for (i) 8% secured promissory notes in such aggregate principal amount, (ii) 250,000 shares of our common stock and (iii) warrants to purchase an aggregate of 16,312,461 shares of our common stock at exercise prices ranging from $0.10 to $1.00 per share. The value of the shares and warrants of $60,000 and $1,100,000, respectively were treated as a discount to the note and the discount is being amortized over the life of the note. The debentures are convertible into shares of common stock. The conversion price of the debentures is seventy-five percent of the lowest closing price during the five trading days ending on the trading day before the conversion date. On October 10, 2005 $20,000 of the note and $1,183 of accrued interest was converted through a settlement at a per share price of $0.029. The Company recognized a loss on the conversion of $1,300. On December 30, 2005 $59,074 of the note was converted per the conversion terms of the note at per share prices of $0.004875 and $0.00565. No gain or loss was recognized by the Company on the conversion. On March 8, 2006 $84,021 of the note and $8,232 of accrued interest was converted per the conversion terms of the note at per share prices of $0.004875, $0.00565, $0.0114825, and $0.013022. No gain or loss was recognized on the conversion . The note was due December 16, 2005 and is currently in default and accruing interest at a default rate of 18%. At March 31, 2006, the outstanding balance on the convertible note was $1,479,957.

On December 28, 2004, the Company entered into a Bridge Loan Agreement with 14 various entities pursuant to which the Lenders advanced an aggregate principal amount of $1,000,000 to the Company on January 6, 2005 in exchange for (i) 8% secured promissory notes in such aggregate principal amount, (ii) 500,000 shares of our common stock and (iii) warrants to purchase an aggregate of 4,4687,485 shares of our common stock at an exercise price of $0.10 per share. The value of the shares and warrants of $370,000 and $630,000, respectively were treated as a discount to the note and the discount is being amortized over the life of the note. The debentures are convertible into shares of common stock. The conversion price of the debentures is seventy-five percent of the lowest closing price during the five trading days ending on the trading day before the conversion date. On October 10, 2005, $137,500 of the note and $8,875 of accrued interest was converted through a settlement at a per share price of $0.029. The Company recognized a loss on the conversion of $8,664. On December 30, 2005 $21,667 of the note was converted per the conversion terms of the note at a per share price of $0.004875. No gain or loss was recognized by the Company on the conversion. On March 8, 2006 $26,806 of the note was converted per the conversion terms of the note at per share prices of $0.004875, $0.00565, $0.0114825, and $0.013022. No gain or loss was recognized on the conversion.. The note was due December 28, 2005 and is currently in default and accruing interest at a default rate of 18%. At March 31, 2006, the outstanding balance on the convertible note was $989,243.

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

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

Promissory notes - short term, original face value	$4,337,212
Conversions as of 3-31-06	850,118
Promissory notes - short term, face value at 3-31-06	3,487,094
Promissory notes - short term, Unamortized discount at 3-31-06	-
Promissory notes, short term net at 3-31-06	$3,487,094

Promissory notes - long term, original face value	$50,000
Conversions as of 3-31-06	-
Promissory notes - long term, face value at 3-31-06	50,000
Promissory notes - long term, Unamortized discount at 3-31-06	-
Promissory notes, long term net at 3-31-06	$4,167

The discount from the face value of the promissory notes is being amortized over the life of the promissory notes as additional interest expense. During the three months ended March 31, 2006, the three months ended March 31, 2005 and the period from December 9, 2002 (Inception) to March 31, 2006, the Company has recorded interest expense from the discounts of $4,167, $1,455,860 and $5,779,067, respectively.

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

The initial fair value assigned to the embedded derivatives and warrants was $14,463,615. The Company recorded the first $1,730,000 of fair value of the derivatives and warrants to debt discount which will be amortized to interest expense over the term of the debenture. The Company recorded an amortization expense for the three months ended March 31, 2006, the year ended March 31, 2005 and from December 9, 2002 (Inception) through March 31, 2006 of $0, $532,603 and $2,160,000, respectively.

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

In summary, for the three months ended March 31, 2006, for the three months ended March 31, 2005 and from December 9, 2002 (Inception) through March 31, 2006, the Company recorded a gain/(loss) on derivatives of $(759,359), $15,166,676 and $(2,976,303), respectively, as a result of the financing described above in accordance with guidance provided in EITF 00-19:

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

In summary, for the three months ended March 31, 2006, the Company recorded a loss on derivatives of $699,238 as a result of the financing described above in accordance with guidance provided in EITF 00-19:

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

As of March 31, 2006 and December 31, 2005 the fair value of all other outstanding warrants was $418,816 and $312,863, respectively. The difference of $105,953 was recorded as a loss on derivatives as provided for in EITF 00-19.

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

On March 9, 2006, the Company issued 10,000,000 shares of common stock and on March 21, 2006 an additional 30,000,000 shares of common stock in partial conversion of a note and accrued interest. The fair value was $860,000 (10,000,000 shares at $0.026 and 30,000,000 shares at $0.02 per share) and a loss of $223,174 was recognized on the conversion.

On March 8, 2006, the Company issued 19,999,999 shares of common stock in partial conversion of notes and accrued interest. Principal and interest in the amount of $119,059 was converted per the conversion terms of the note (the various conversion prices were $0.004875, $0,00565, $0.0114825 and $0.013022 per share). No gain or loss was recognized on the conversion.

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

(M) Obligation to Reserve Stock

As of March 31, 2006, the Company had an obligation to reserve 234,418,225 shares of common stock issuable upon conversion of debentures. In addition, as of March 31, 2006, the Company had outstanding warrants totaling 65,328,812 shares of common stock.

(N) Amendment to Articles of Incorporation

On February 24, 2005, the Company amended its Articles of Incorporation to provide for an increase in its authorized share capital. The authorized capital stock increased to 600,000,000 common shares at a par value of $0.0001 per share.

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 7 INCOME TAXES

Income tax expense (benefit) is summarized as follows:

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005	December 9, 2002 (Inception) through March 31, 2006
Current:
Federal	$-	$-	$-
State	-	-	-
Deferred - Federal and State	-	-	-

Income tax expense (benefit)	$-	$-	$-

The Company's tax expense differs from the "expected" tax expense as follows:

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005	December 9, 2002 (Inception) through March 31, 2006

U.S. Federal income tax expense (benefit)	$(666,100)	$(5,012,569)	$(23,116,027)
Effect on net operating loss carryforward	666,100	5,012,569	23,116,027

	$-	$-	$-

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	March 31, 2006	December 31, 2005
Deferred tax assets:
Net operating loss carry forward	$23,116,027	$22,449,927
Total gross deferred tax assets	23,116,027	22,449,927
Less valuation allowance	(23,116,027)	(22,449,927)

Net deferred tax assets	$-	$-

At March 31, 2006, the Company had a net operating loss carry forward of $66,045,791 for U.S. Federal income tax purposes available to offset future taxable income expiring through 2025. The net change in the valuation allowance during the three months ended March 31, 2006 was an increase of $666,100.

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

	March 31, 2006	December 31, 2005
Warrants for common stock issued to a note holder. The term of the warrants are five years expiring November 10, 2009. The warrants are exercisable at $0.10 per share	5,873,288	5,873,288

Warrants for common stock issued to a note holder. The term of the warrants are five years expiring November 10, 2009. The warrants are exercisable at $0.10 per share.	11,630,138	11,630,138

Warrants issued with subscription agreements. The term of the warrants are five years expiring November 10, 2009 and are exercisable at $0.10 per share.	678,900	678,900

Warrants issued with subscription agreements. The term of the warrants are five years expiring November 10, 2009 and are exercisable at $0.25 per share.	1,344,000	1,344,000

Warrants issued with subscription agreements. The term of the warrants are five years expiring November 10, 2009 and are exercisable at $0.10 per share.	3,084,181	3,084,181

Warrants issued in conjunction with convertible notes. The term of the warrants are five years expiring December 31, 2009 and are exercisable at $0.50 per share.	232,000	232,000

Warrants issued in conjunction with convertible notes. The term of the warrants are five years expiring December 31, 2009 and are exercisable at $0.50 per share.	200,000	200,000

Warrants for common stock issued to note holders. The term of the warrants are five years expiring October 22, 2009. The warrants are exercisable at $0.50 per share.	500,000	500,000

Warrants for common stock issued to note holders. The term of the warrants are five years expiring October 27, 2009. The warrants are exercisable at $0.50 per share.	500,000	500,000

Warrants for common stock issued to note holders. The term of the warrants are five years expiring December 31, 2009. The warrants are exercisable at $0.10 per share.	5,437,487	5,437,487

Warrants for common stock issued to note holders. The term of the warrants are five years expiring December 31, 2009. The warrants are exercisable at $0.75 per share.	5,437,487	5,437,487

Warrants for common stock issued to note holders. The term of the warrants are five years expiring December 31, 2009. The warrants are exercisable at $1.00 per share.	5,437,487	5,437,487

Warrants for common stock issued to note holder. The term of the warrants is three years expiring February 4, 2008. The warrants are exercisable at $0.10 per share.	200,000	200,000

Warrants for common stock issued to note holder. The term of the warrants is three years expiring February 4, 2008. The warrants are exercisable at $0.10 per share.	200,000	200,000

Warrants for common stock issued to note holder. The term of the warrants is three years expiring February 4, 2008. The warrants are exercisable at $0.10 per share.	100,000	100,000

Warrants for common stock granted to note holder. The terms of the warrants are three years expiring April 29, 2008. The warrants are exercisable at $0.10 per share.	400,000	400,000

Warrants for common stock issued to note holders. The term of the warrants are five years expiring December 31, 2009. The warrants are exercisable at $0.10 per share.	4,687,485	4,687,485

Warrants for common stock issued to an investor. The term of the warrants are five years expiring June 10, 2010. The warrants are exercisable at $0.10 per share.	6,226,359	6,226,359

Warrants for common stock issued to an investor. The term of the warrants is three years expiring September 19, 2008. The warrants are exercisable at $0.10 per share.	8,160,000	8,160,000

Warrants for common stock issued to a note holder. The term of the warrants are three years expiring January 24, 2009. The warrants are exercisable at $1.09 per share.	5,000,000	-

Total	65,328,812	60,328,812

INFINIUM LABS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 10 GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no sales and has recurring net losses from inception of $67,492,989, has a working capital deficiency of $17,276,108, a stockholders’ deficiency of $17,237,808, has a negative cash flow from operations of $15,413,036 from inception and notes payable in default of $2,824,882. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

On January 26, 2006, Greg Koler, Our Chief Executive Officer, was paid in cash in an amount of $29,487 for the period of November 16,2005 through December 31, 2005.

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

During April 2006, the Company issued 15,000,000 shares of common stock in partial conversion of notes and accrued interest. Principal and interest in the amount of $123,164 was converted per the conversion terms of the note. (the various conversion prices were $0.004875, $0,005650, $0.0114825 and $0.013022 per share) and no gain or loss was recognized on the conversion.

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

PHANTOM ENTERTAINMENT, INC. AND SUBSIDIARY
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

Plan of Operations

We have incurred recurring losses from operations since inception. Our loss from operations for the quarter ended March 31, 2006 was $1,205,390. Our loss from operations for the year ended December 31, 2005 was $43,954,415. At March 31, 2006, we had a working capital deficit of $17,276,108 and accumulated deficit (losses since inception) of $67,492,989. In their report on our audited financial statements for the year ended December 31, 2005, our independent auditors expressed substantial doubt about our ability to continue as a going concern.

Our activities to date have been funded by equity and debt investments. As of March 31, 2006, we had received approximately $9,577,147 in equity investments and $7,922,572 in debt and convertible debt financings.

Development costs for 2005, 2004 and inception through December 31, 2005 were, respectively: ($13,927), $3,130,854 and $82,947.

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

As of March 31, 2006, we have recorded an aggregate of $5,824,900 in debt discount, of which $5,779,067 was amortized as interest expense. In connection with financings aggregating $2.16 million in December 2004, we committed to pay penalties of 2% per month for each month after an agreed upon period (approximately three months) during which we fail to cause a resale registration statement covering the underlying shares to be declared effective by the Securities and Exchange Commission.

PHANTOM ENTERTAINMENT, INC. AND SUBSIDIARY
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

PHANTOM ENTERTAINMENT, INC. AND SUBSIDIARY
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

Through April 2006, our Disclosure Controls as of the Evaluation Date were not effective in enabling us to record and properly report embedded conversion features and freestanding warrants pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, In August 2006, the Company restated the 2004 10-KSB, all periods in 2005 and for the period ending March 31, 2006. While new management is focused on improving our company’s Disclosure Controls to ensure timely and proper reporting, there can be no assurance that other items do not currently exist, or will not occur in the future, that reflect ineffective Disclosure Controls as of the Evaluation Date

(b) Changes in Internal Controls

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

PHANTOM ENTERTAINMENT, INC. AND SUBSIDIARY
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

PHANTOM ENTERTAINMENT, INC. AND SUBSIDIARY
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

PHANTOM ENTERTAINMENT, INC. AND SUBSIDIARY
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

On March 8, 2006, we issued an aggregate of 19,999,999 shares of common stock to certain of our debenture holders from our December 2004 Securities Purchase Agreement upon a partial conversion of their debentures. The fair value was $119,059 ($0.006 per share). No gain or loss was recorded..

On March 9, 2006, we issued 10,000,000 shares of common stock with a fair value of $260,000 ($0.026 per share) to convert a portion of a note payable. On March 21, 2006, we issued 30,000,000 shares of common stock with a fair value of $600,000 ($0.020 per share) to convert a portion of a note payable. On these transactions we recognized a combined loss of $223,174 on the conversions.

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

PHANTOM ENTERTAINMENT, INC. AND SUBSIDIARY
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

PHANTOM ENTERTAINMENT, INC. AND SUBSIDIARY
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

10.8	8% Promissory note between the Company and Timothy Roberts, dated January 1, 2006. (Incorporated by reference from Exhibit 10.52 to the form 10-KSB/A filed with the SEC on September 26, 2006).

31.1	Certification by Chief Executive Officer and Interim Chief Financial Officer pursuant to Sarbanes Oxley Section 302 (filed herewith).

32.1	Certification by Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

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