Form 10QSB
period 2006-09-30
Phantom Entertainment, Inc.
filed 2006-11-20
CIK 1145019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 15, 2006 we have 945,464,120 outstanding shares of our common stock as, par value $.0001 per share.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

INDEX

		Page

PART I - Financial Information

Item 1	Financial Statements	1

	Consolidated Balance Sheets as of September 30, 2006 (Unaudited) and December 31, 2005 (Restated - Note 2)	1

	Consolidated Statements of Operations for the Three Months Ended September 30, 2006, the Three Months Ended September 30, 2005 (Restated - Note 2), the Nine Months Ended September 30, 2006, the Nine Months Ended September 30, 2005 (Restated - Note 2) and the Period from December 9, 2002 (Inception) through September 30, 2006 (Unaudited)	2

	Consolidated Statement of Changes in Stockholders’ Deficiency for the Period from December 9, 2002 (Inception) through September 30, 2006 (Unaudited)	3

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2006, the Nine Months Ended September 30, 2005 (Restated - Note 2) and the Period from December 9, 2002 (Inception) through September 30, 2006 (Unaudited)

	Notes to Consolidated Financial Statements (Unaudited)

Item 2	Management’s Discussion and Analysis or Plan of Operations

Item 3	Controls and Procedures

PART II - Other Information

Item 1	Legal Proceedings

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3	Defaults upon Senior Securities

Item 4	Submission of Matters to a Vote of Security Holders

Item 5	Other Information

Item 6	Exhibits

Signatures		63

Certifications

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PHANTOM ENTERTATNMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Balance Sheets

	September 30, 2006 (Consolidated)	December 31, 2005 (Consolidated )
	Unaudited	Restated - Note 2
ASSETS
Current Assets:
Cash	$8,645	$603
Prepaid Expenses	14,381	7,071
Total Current Assets	23,026	7,674

Total Assets	$23,026	$7,674

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable	$2,693,146	$2,713,327
Due to developers	845,000	845,000
Due to employee leasing company	1,181,146	1,125,947
Accrued interest expense	1,267,452	846,137
Other accrued expense	32,787	6,506
Accrued payroll and payroll taxes (Note 8(E))	2,563,422	2,364,205
Derivatives (Note 5(B))	7,202,199	4,179,316
Promissory notes (Note 5(A))	2,770,571	4,072,196
Deposits	285,000	-
Total Current Liabilities	18,840,723	16,152,634

Total Liabilities	18,840,723	16,152,634

Commitments and Contingencies	-	-

Stockholders’ Deficiency:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 1,200,000,000 shares authorized, 703,997,105 and 399,823,667 shares issued and outstanding, respectively (Note 6)	70,399	39,982
Additional paid-in capital (Note 6)	53,382,699	48,344,422
Subscription receivable	(22,517)	(22,517)
Deferred Compensation	(227,857)	(481,551)
Accumulated deficit during development stage	(72,020,421)	(64,025,296)

Total Stockholders’ Deficiency	(18,817,697)	(16,144,960)

Total Liabilities and Stockholders’ Deficiency	$23,026	$7,674

See accompanying notes to consolidated financial statements

 PHANTOM ENTERTATNMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30, 2006 Consolidated	For the Three Months Ended September 30, 2005 Consolidated Restated - Note 2	For the Nine Months Ended September 30, 2006 Consolidated	For the Nine Months Ended September 30, 2005 Consolidated Restated - Note 2	For the Period from December 9, 2002 (Inception) to September 30, 2006 Consolidated
Operating Expenses:
Development costs	$71,528	$(1,808)	$202,210	$(1,808)	$3,724,487
Advertising	79,108	29,453	88,623	256,633	2,081,510
Salary expense	211,924	2,426,170	1,105,422	4,741,193	13,940,693
Professional fees	82,045	183,510	245,036	859,395	5,214,956
Consultants	226,088	887,019	763,874	2,823,031	13,817,287
Impairment of assets	-	-	-	-	854,389
General and administrative	116,412	145,556	558,156	1,081,271	6,079,024
Total Operating Expenses	787,105	3,669,900	2,963,321	9,759,715	45,712,346
Net Loss from Operations	(787,105)	(3,669,900)	(2,963,321)	(9,759,715)	(45,712,346)

Other Income (Expense):
Other income / (expense)	(1,534)	293	(14,302)	383	(11,985)
Gain / (Loss) on sale of equipment	13,203	(2,532)	22,126	(5,011)	16,667
Gain / (Loss) on conversion of notes	(35,521)	(52,974)	(331,030)	(10,670,049)	(11,002,677)
Gain / (Loss) on vendor settlement	19	25,444	19	2,720	19
Gain / (Loss) on stock issued for payroll taxes	-		(85,398)	-	(147,667)
Interest expense	(410,823)	(1,142,020)	(1,011,033)	(4,614,981)	(12,617,919)
Gain (Loss) on Derivatives	(2,537,757)	3,764,244	(3,509,186)	37,537,696	(1,685,377)
Payroll Tax Penalties & Interest	(36,810)	(326,372)	(103,000)	(532,841)	(859,136)
Total Other Income (Expense)	(3,009,223)	2,266,083	(5,031,804)	21,717,917	(26,308,075)

Income (Loss) before Income Taxes	(3,796,328)	(1,403,817)	(7,995,125)	11,958,202	(72,020,421)

Income Taxes	-	-	-	-	-

Net Income (Loss)	$(3,796,328)	$(1,403,817)	$(7,995,125)	$11,958,202	$(72,020,421)

Per Common Share

Income (Loss) per common share - basic	$(0.006)	$(0.006)	$(0.015)	$0.065	$(0.339)

Income (Loss) per common share - diluted	$(0.006)	$(0.006)	$(0.015)	$0.059	$(0.339)

Weighted average - basic	636,158,800	238,676,683	535,159,416	183,285,656	212,649,672
Weighted average - diluted Note 1 (G)	636,158,800	238,676,683	535,159,416	202,970,319	212,649,672

See accompanying notes to consolidated financial statements

PHANTOM ENTERTAINMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders' Deficiency
For the Period December 9, 2002 (Inception) to September 30, 2006
Unaudited

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total
Stock issued to founders ($0.0004 per share)	-	$-	58,189,728	$5,819	$12,703	$-	$(18,517)	$-	$5

Stock issued for cash ($0.12 per share)	-	-	4,423,012	442	526,261	-	-	-	526,703

Stock issued for services ($0.3775 per share)	-	-	2,957,376	296	1,112,709	-	-	-	1,113,005

Net loss for the period from December 9, 2002 (inception) to October 31, 2003	-	-	-	-	-	(2,270,129)	-	-	(2,270,129)
Balance, October 31, 2003	-	-	65,570,116	$6,557	1,651,673	$(2,270,129)	(18,517)	$-	(630,416)

Stock issued for cash ($0.28 per share)	-	-	2,169,148	217	612,172	-	(145,000)	-	467,389

Stock issued for signage rights ($0.3175 per share)	-	-	942,600	94	299,906	-	-	-	300,000

Stock issued for services ($0.3175 per share)	-	-	434,036	43	138,597	-	-	-	138,640

Net loss for the two months ended December 31, 2003	-	-	-	-	-	(674,945)	-	-	(674,945)
Balance, December 31, 2003 (Restated - Note 2)	-	-	69,115,900	$6,911	2,702,348	$(2,945,074)	(163,517)	$-	(399,332)

Recapitalization of Global Business Resources	-	-	16,156,000	1,615	(1,615)	-	-	-	-

See accompanying notes to consolidated financial statements

PHANTOM ENTERTAINMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders' Deficiency
For the Period December 9, 2002 (Inception) to September 30, 2006
Unaudited

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

See accompanying notes to consolidated financial statements

PHANTOM ENTERTAINMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders' Deficiency
For the Period December 9, 2002 (Inception) to September 30, 2006
Unaudited

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

See accompanying notes to consolidated financial statements

PHANTOM ENTERTAINMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders' Deficiency
For the Period December 9, 2002 (Inception) to September 30, 2006
Unaudited

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

See accompanying notes to consolidated financial statements

PHANTOM ENTERTAINMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders' Deficiency
For the Period December 9, 2002 (Inception) to September 30, 2006
Unaudited

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

See accompanying notes to consolidated financial statements

PHANTOM ENTERTAINMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders' Deficiency
For the Period December 9, 2002 (Inception) to September 30, 2006
Unaudited

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

See accompanying notes to consolidated financial statements

 PHANTOM ENTERTAINMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders' Deficiency
For the Period December 9, 2002 (Inception) to September 30, 2006
Unaudited

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

See accompanying notes to consolidated financial statements

PHANTOM ENTERTAINMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders' Deficiency
For the Period December 9, 2002 (Inception) to September 30, 2006
Unaudited

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

See accompanying notes to consolidated financial statements

PHANTOM ENTERTAINMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders' Deficiency
For the Period December 9, 2002 (Inception) to September 30, 2006
Unaudited

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

See accompanying notes to consolidated financial statements

PHANTOM ENTERTAINMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders' Deficiency
For the Period December 9, 2002 (Inception) to September 30, 2006
Unaudited

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

See accompanying notes to consolidated financial statements

 PHANTOM ENTERTAINMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders' Deficiency
For the Period December 9, 2002 (Inception) to September 30, 2006
Unaudited

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

See accompanying notes to consolidated financial statements

PHANTOM ENTERTAINMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders' Deficiency
For the Period December 9, 2002 (Inception) to September 30, 2006
Unaudited

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

See accompanying notes to consolidated financial statements

 PHANTOM ENTERTAINMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders' Deficiency
For the Period December 9, 2002 (Inception) to September 30, 2006
Unaudited

Shares issued to convert notes payable & accrued interest ($0.015 per share)	-	-	7,948,856	795	104,925	-	-	-	105,720

Loss on conversion of notes payable	-	-	-	-	13,513	-	-	-	13,513

Shares issued to consultants for services ($0.02 per share)	-	-	10,694,577	1,069	212,823	-	-	(188,510)	25,382

Shares issued to employees ($0.02 per share)	-	-	30,342,931	3,034	592,570	-	-	(176,513)	419,091

Shares issued to convert notes payable ($0.017)	-	-	16,000,000	1,600	79,141	-	-	-	80,741

Deferred compensation	-	-	-	-	-	-	-	503,260	503,260

Fair value of derivatives upon note payable conversions	-	-	-	-	280,492	-	-	-	280,492

Net loss, December 31, 2005	-	-	-	-	-	9,645,980	-	-	9,645,980

BALANCE, December 31, 2005 (Restated - Note 2)	-	-	399,823,667	$39,982	$48,344,422	$(64,025,296)	$(22,517)	$(481,551)	$(16,144,960)

Shares issued to consultants for services ($0.0167 per share)	-	-	510,992	51	8,482	-	-	-	8,533

Shares issued to consultants for services ($0.021 per share)	-	-	2,789,474	279	58,299	-	-	-	58,578

Shares issued to convert note payable & accrued interest ($0.015 per share)	-	-	2,900,000	290	28,143	-	-	-	28,433

Loss on conversion of notes payable	-	-	-	-	13,327	-	-	-	13,327

See accompanying notes to consolidated financial statements

PHANTOM ENTERTAINMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders' Deficiency
For the Period December 9, 2002 (Inception) to September 30, 2006
Unaudited

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

See accompanying notes to consolidated financial statements

PHANTOM ENTERTAINMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders' Deficiency
For the Period December 9, 2002 (Inception) to September 30, 2006
Unaudited

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

See accompanying notes to consolidated financial statements

PHANTOM ENTERTAINMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders' Deficiency
For the Period December 9, 2002 (Inception) to September 30, 2006
Unaudited

Deferred Compensation								176,145	176,145

Shares issued to consultants for services ($0.0165 per share)	-	-	20,000,000	2,000	328,000	-	-	-	330,000

Shares issued to satisfy payroll liability in a legal settlement ($0.0165 per share)	-	-	4,242,820	424	51,312	-	-	-	51,736

Loss on payroll related legal settlement	-	-	-	-	18,270	-	-	-	18,270

Shares issued to satisfy vendor payable ($0.0150 per share)	-	-	1,663,536	166	24,787	-	-	-	24,953

Shares issued to convert note payable ($.0145 per share)	-	-	10,027,731	1,003	133,288	-	-	-	134,291

Loss on conversion of note payable	-	-	-	-	11,111	-	-	-	11,111

Shares issued to convert note payable ($.0150 per share)	-	-	42,393,246	4,239	631,659	-	-	-	635,898

Shares issued to consultants for services ($0.0130 per share)	-	-	2,000,000	200	25,800	-	-	-	26,000

Shares issued to consultants for services ($0.0098 per share)	-	-	18,382,249	1,838	178,308	-	-	-	180,146

Shares issued to employees ($0.0098 per share)	-	-	4,318,009	432	41,885	-	-	-	42,317

Shares issued to satisfy vendor payable ($0.0100 per share)	-	-	9,396,064	940	99,060	-	-	-	100,000

Gain on vendor settlement	-	-	-	-	(6,039)	-	-	-	(6,039)

See accompanying notes to consolidated financial statements

PHANTOM ENTERTAINMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders' Deficiency
For the Period December 9, 2002 (Inception) to September 30, 2006
Unaudited

Shares issued to convert note payable ($.0120 per share)	-	-	10,000,000	1,000	88,551	-	-	-	89,551

Loss on note conversion	-	-	-	-	30,449	-	-	-	30,449

Shares issued to convert note payable ($.0073 per share)	-	-	1,100,000	110	7,946	-	-	-	8,056

Fair value of derivatives upon note payable conversion	-	-	-	-	21,473	-	-	-	21,473

Deferred compensation	-	-	-	-	-	-	-	77,549	77,549

Net loss for the Nine Months Ended September 30, 2006	-	-	-	-	-	(7,995,125)	-	-	(7,995,125)

BALANCE, September 30, 2006	-	-	703,997,105	$70,399	$53,382,699	$(72,020,421)	$(22,517)	(227,857)	$(18,817,697)

See accompanying notes to consolidated financial statements

PHANTOM ENTERTAINMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30, 2006 (Consolidated)	For the Nine Months Ended September 30, 2005 (Consolidated)	For the Period from December 9, 2002 (Inception) to September 30, 2006
		Restated - Note 2
Cash Flows from Operating Activities:

Net loss	$(7,995,125)	$11,958,202	$(72,020,421)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	170,940	382,895
Impairment of assets	-	-	854,389
Loss on disposal of assets	-	5,011	5,459
Common stock issued for services	1,148,366	4,044,820	15,345,887
Common Stock issued to employees	705,365	1,812,005	5,569,364
Common stock issued for legal settlements	-	(175,900)	-
Common stock issued for interest	349,561	1,190,329	4,320,606
Common stock issued for loan guarantee	-	-	832,000
Common stock issued for vendor settlement	622,662	863,857	1,643,015
(Gain)/Loss on vendor settlement	-	(2,720)	(27,367)
Loss on conversion of notes payable	331,030	10,670,049	11,002,677
Legal fees on conversion of notes payable	13,465	34,000	53,596
Legal fees on vendor settlement	-	25,607	28,483
Amortization of interest expense	129,967	3,109,751	5,904,867
(Gain) Loss on Derivatives	3,509,186	(37,537,696)	1,685,377
Changes in operating assets and liabilities:
Decrease (increase) in current assets:
Prepaid expenses and other receivables	(7,310)	30,732	(14,381)
Deferred costs	-	-	-
Deposits	-	(3,685)	-
Increase (decrease) in current liabilities:
Accounts payable	23,018	(1,122,255)	3,862,292
Due to developers	-	(140,000)	845,000
Deposits-prepaid warrants	285,000	-	285,000
Accrued interest	421,315	289,496	1,267,452
Other accrued expense	26,281	7,691	32,787
Accrued payroll and payroll taxes	199,217	1,552,234	2,563,422
Net Cash Used in Operating Activities	(238,002)	(3,217,532)	(15,777,601)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	-	(960,157)
Sale of property and equipment	-	5,660	17,415
Increase in restricted cash	-	894,910	-
Net Cash Used in Investing Activities	-	900,570	(942,742)

Cash Flows from Financing Activities:
Repayments of notes payable	-	-	(1,075,000)
Proceeds from stockholder	-	-	4,940
Payments to stockholder	-	-	(4,940)
Proceeds from sale of common stock, net	150,000	795,400	9,677,147
Promissory note	96,044	1,522,600	7,926,841
Net Cash Provided by Financing Activities	246,044	2,318,000	16,528,988

NET INCREASE (DECREASE) IN CASH	8,042	1,038	8,645

CASH AT BEGINNING OF PERIOD	603	4,102	-

CASH AT END OF PERIOD	$8,645	$5,140	$8,645

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$-	$18,750	$534,093

See accompanying notes to consolidated financial statements

PHANTOM ENTERTAINMENT INC. AND SUBSIDARY
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

In January 2006 we adjusted our business plan to primarily focus on developing and seeking to commercialize the Phantom Lapboard, a wireless, rotating custom keyboard/turntable with integrated mousepad. With adequate financing, we intend to launch the Phantom Lapboard in 2007 for sale directly through our Internet website. The Phantom Lapboard is designed with a pc gamer in mind, and is intended to transform the way gamers think about computer keyboards. Depending on the success rate for sales and associated revenue of the Phantom Lapboard during the introductory period of three to six months, we may seek to develop and commercialize the Phantom Game Service. We still retain assets with respect to the Phantom Game Service and when various milestones for the manufacturing of the Phantom Lapboard are completed we may shift more of our focus to the Phantom Game Service.

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

(C) Consolidation

The accompanying September 30, 2006 and 2005 consolidated financial statements include the accounts of Phantom Entertainment, Inc. and its wholly owned subsidiary, Infinium Labs Operating Corporation. Inter company transactions and balances have been eliminated in consolidation.

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

(G) Income / (Loss) Per Share

Basic and diluted net income / (loss) per common share is computed based upon the weighted average common shares outstanding as defined by Statement of Financial Accounting Standards “SFAS” No. 128, “Earnings per Share.” For the nine months ended September 30, 2005 both basic and diluted EPS are:

	Income (Numerator)	Shares (Denominator)	Price per Share

Net Income	$11,958,202
Basic Income per common share
Income available to common shareholders	11,958,202	183,285,656	$0.065

Warrants		14,659,315
Convertible debentures (net of tax)	$84,542	5,025,348
Diluted Income per common share
Income available to common stockholders + assumed conversions	$12,042,744	202,970,319	$0.059

For the three months ended September 30, 2006, the three months ended September 30, 2005, the nine months ended September 30, 2006 and the period from December 9, 2002 (Inception) through September 30, 2006, the effect of common share equivalents was anti-dilutive and not included in the calculation of diluted net loss per common share. Warrants to purchase 14,329,874 shares of common stock at prices of $0.25, $0.50, $0.75 and $1.00 were outstanding at September 30, 2005 and were not included in the computation of diluted EPS because the warrants’ exercise prices were greater than the average market price of the common shares during the nine months ended September 30, 2005. These warrants expire between October 31, 2009 and December 31, 2009.

(H) Advertising

Advertising costs are expensed either in the periods in which those costs are incurred or the first time the advertising takes place. For the three months ended September 30, 2006, the three months ended September 30, 2005, the nine months ended September 30, 2006, the nine months ended September 30, 2005 and the period from December 9, 2002 (Inception) to September 30, 2006, the Company incurred advertising costs of $79,108, $29,453, $88,623, $256,633 and $2,081,510, respectively.

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

  PHANTOM ENTERTATNMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

(K) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At September 30, 2006, the Company had no cash in excess of FDIC insurance limits.

(L) Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, receivables, accrued expenses and notes payable approximate fair value based on the short-term maturity of these instruments.

(M) Stock Based Compensation

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or "SAB 107". SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. Effective January 1, 2006, the Company has fully adopted the provisions of SFAS No. 123R and related interpretations as provided by SAB 107. As such, compensation cost is measured on the date of grant at the fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company applies this statement prospectively.

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
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 2 RESTATEMENT OF FINANCIAL STATEMENTS

Derivatives and Corresponding Liability

The Company determined that it failed to account for its embedded conversion features and freestanding warrants pursuant to: SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, which require a periodic valuation of their fair value and a corresponding recognition of liabilities associated with such derivatives. This failure occurred for the year ended December 31, 2004, the year ended December 31, 2005 (all periods in 2005 including the three months ended September 30, 2005) and the three months ended March 31, 2006. These restated amounts are reflected in the comparative expenses and related liabilities included with the reporting for the period ending September 30, 2006,

  PHANTOM ENTERTATNMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

A summary of significant effects of the restatements are as follows:

	Three Months Ended September 30, 2005 (As Previously Reported)	Amount of Change	Three Months Ended September 30, 2005 (As Restated)

Statement of Operations
Gain/(Loss) on derivatives	-	3,764,244	3,764,244
Total Other Income (Expense)	(1,498,161)	3,764,244	2,266,083
Net (loss)	(5,168,061)	3,764,244	(1,403,817)
(Loss) per common share - basic and diluted	$(0.022)	$0.016	$(0.006)

	Nine Months Ended September 30, 2005 (As Previously Reported)	Amount of Change	Nine Months Ended September 30, 2005 (As Restated)
Statement of Operations

General and administrative	$1,675,700	$(594,429)	$1,081,271

Total Operating Expenses	10,354,144	(594,429)	9,759,715
Net loss from operations	(10,354,144)	594,429	(9,759,715)

Gain/(Loss) on derivatives	-	37,537,696	37,537,696
Interest Expense	(4,414,981)	(200,000)	(4,614,981)
Total Other Income (Expense)	(15,619,779)	37,337,696	21,717,917
Net Income (Loss)	(25,973,923)	37,932,125	11,958,202

Income (Loss) per common share - basic	$(0.142)	$0.207	$(0.065)
Income (Loss) per common share - diluted	$(0.065)	0.006	$(0.059)

Weighted Average Shares Outstanding - diluted	183,285,656	19,684,663	202,970,319

	December 31, 2005 (As Previously Reported)	Amount of Change	December 31, 2005 (As Restated)
Balance Sheet

Derivatives	$-	4,179,316	$4,179,316
Total current liabilities	11,973,318	4,179,316	16,152,634
Additional paid-in capital	55,077,909	(6,733,487)	48,344,422
Accumulated deficit during development stage	(66,579,467)	2,554,171	(64,025,296)
Total Stockholders’ Deficiency	$(11,965,644)	$(4,179,316)	$(16,144,960)

NOTE 3 INTANGIBLE ASSETS

During 2003, the Company entered into an agreement for the signage rights to a building located in Sarasota, Florida. The agreement called for the Company to issue 942,600 shares of common stock in exchange for signage rights beginning April 1, 2004 through May 31, 2009. The shares were valued at the recent cash offering price aggregating $300,000. The Company amortized the cost over the life of the agreement. As of December 31, 2005, the Company had amortized $96,651 of expense of the signage rights. The remaining value of $203,049 was impaired in December 2005 as a result of the Company’s decision to close the Sarasota, Florida office. On June 30, 2006, the Company relinquished its signage rights, if any, as part of a settlement agreement with the landlord.

  PHANTOM ENTERTATNMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 4 PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

September 30, 2006

Office equipment	$77,190
Computer equipment	340,170
Computer software	357,922
Office furniture	110,686
Leasehold improvements	36,914
Property & Equipment, Total	922,882
Less accumulated depreciation	(278,295)
Less impairment	(644,587)
Property & Equipment, Net	$-

Depreciation expense during the three months ended September 30, 2006, the three months ended September 30, 2005, the nine months ended September 30, 2006, the nine months ended September 30, 2005 and the period from December 9, 2002 (Inception) to September 30, 2006 was $0, $42,020, $0, $127,458 and $286,765, respectively. During 2005 and 2004, the Company recognized impairment of property and equipment of $298,741 and 352,299 respectively due to the restructuring of the offices in Seattle, Washington and Sarasota, Florida.

NOTE 5   NOTES PAYABLE

(A) Notes Issued

During 2003, the Company received $275,000, net of offering costs of $25,000 in the form of a 20% secured convertible debenture that matures on February 28, 2004 and is guaranteed by the Company's Chairman. The maximum borrowings available under the debenture agreement are $750,000. The debenture is secured by all of the Company's assets and is convertible in its entirety at the option of the holder into the Company's common stock at a conversion price of $1.00. There was no beneficial conversion recognized on the issuance of the convertible notes payable as the conversion price was equal to recent cash offering price. During February 2004, the entire convertible note was repaid with cash of $275,000. At September 30, 2006, the outstanding balance on the convertible debenture was $0.

During 2003, the Company entered into a $100,000 convertible note payable in full settlement of a lawsuit. The note is non-interest bearing and was due August 11, 2004. The note is convertible at the option of the note holder at any time at the current trading price of the Company's common stock. During February 2004, the entire convertible note was repaid with cash of $100,000. At September 30, 2006, the balance on the note payable was $0.

In February 2004, the Company authorized a private debt offering of secured 12% and 15% promissory notes with due dates one year from the date of issuance, within sixty days of the Company's SB-2 becoming effective or upon the Company receiving an equity investment of at least $15,000,000. For each loan to the Company, the lender was also entitled to 20,000 shares of the Company's common stock. During the twelve months ended December 31, 2004, the Company issued an aggregate of $2,400,000 promissory notes and issued 560,000 common shares. The shares were treated as a discount to the private offering, the shares were valued at $434,000 based on the market price on the dates the funds were received and the discount is being amortized over the life of the notes. $1,000,000 of these notes were settled on May 16, 2005 via a Settlement Agreement which converted the entire amount of the note into common stock at a per share price of $0.14. The Company recognized a loss on the conversion of $540,000. At September 30, 2005, the balance on theses notes payable was $1,400,000 which is currently in default. Accrued interest of $364,192 was paid on the $1,400,000 note in August 2005 via a Settlement Agreement which converted the accrued interest on the note to common stock at a per share price of $.054. On March 17, 2006 40,000,000 shares were issued to convert $130,411 of accrued interest, $49,108 of future interest and $389,528 of principal into common stock with a fair value of $0.0215 per share per a conversion agreement. The Company recognized a $285,498 loss on the conversion. On September 6, 2006 10,000,000 shares were issued to convert $73,584 of accrued interest and $15,966 of principal into common stock with a fair value of $0.012 per share per terms of a conversion agreement. The Company recognized a $30,449 loss on the conversion. On September 22, 2006 the debenture was amended to give the noteholder the right to convert all principal and unpaid interest into common stock. The interest rate was amended to 17%. Under the terms of the agreement, the first $310,000 of market value would be discounted by 22.5% and a 15% discount would apply thereafter. On September 29, 2006 1,100,000 shares were issued to convert $8,056 of principal into common stock per terms of the conversion agreement. No gain or loss was recognized on the conversion. The terms of the revised conversion agreement make the note a derivative liability as the entire amount of the note is convertible into an undetermined number of shares. At September 30, 2006 the principal balance was $986,449 and accrued interest outstanding was $918. These notes are secured with the assets of the Company and are currently in default.

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

On May 7, 2004, the Company borrowed $100,000 under a 15% promissory note. As additional consideration, the Company issued the holder 40,000 shares of common stock having a fair value of $55,200. The shares were treated as a discount to the note and the discount is being amortized over the life of the note. The note was fully paid off as of September 30, 2006.

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

On July 28, 2004, the Company borrowed $500,000 under a 15% promissory note which is payable on July 28, 2005. As consideration for the personal guaranty of note by Richard Angelotti, a Director, the Company issued the Director 800,000 shares of common stock having a fair value of $832,000. On November 1, 2005 the note and unpaid interest was assigned to a Director. On December 9, 2005 the note was amended to include accrued interest of $60,437 with simple interest due December 31, 2006. The principal and accrued interest on this note as of June 30, 2006 was $616,949. On August 4, 2006, the entire amount of the note ($560,437) plus accrued interest of $64,450 was converted at a per share price of $0.015. On August 4, 2006 the Company issued 41,659,182 shares of common stock with a fair value of $624,888 ($0.015 per share) to convert the note and accrued interest. The Company recognized no gain or loss on the conversion. Accrued interest in the amount of $17,500 remains outstanding at September 30, 2006.

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

On October 20, 2004, the Company entered into a Bridge Loan Agreement with Hazinu Ltd. pursuant to which the Lender advanced the principal amount of $300,000 to the Company on October 21, 2004 in exchange for (i) a 10% secured promissory note in such principal amount, (ii) 500,000 shares of our common stock, and (iii) warrants to purchase 500,000 shares of our common stock at an exercise price of $0.50 per share. The value of the shares and warrants of $152,500 and $147,500, respectively were treated as a discount to the note and the discount is being amortized over the life of the note. The note was due December 31, 2004 and during December 2004, the entire note was repaid with cash. At September 30, 2006, the outstanding balance on the convertible debenture was $0.

On October 27, 2004, the Company entered into a Bridge Loan Agreement with JM Investors, LLC, Fenmore Holdings, LLC, Viscount Investments Limited and Congregation Mishkan Sholom pursuant to which the Lenders advanced an aggregate principal amount of $300,000 to the Company on October 28, 2004 in exchange for (i) 10% secured promissory notes in such aggregate principal amount, (ii) 500,000 shares of our common stock and (iii) warrants to purchase an aggregate of 500,000 shares of our common stock at an exercise price of $0.50 per share. The value of the shares and warrants of $152,500 and $147,500, respectively were treated as a discount to the note and the discount is being amortized over the life of the note. The note was due December 31, 2004 and during December 2004, the entire note was repaid with cash. At September 30, 2006, the outstanding balance on the convertible debenture was $0.

On December 13, 2004, the Company entered into a Bridge Loan Agreement with 15 various entities pursuant to which the Lenders advanced an aggregate principal amount of $1,160,000 to the Company on December 16, 2004 in exchange for (i) 8% secured promissory notes in such aggregate principal amount, (ii) 250,000 shares of our common stock and (iii) warrants to purchase an aggregate of 16,312,461 shares of our common stock at exercise prices ranging from $0.10 to $1.00 per share. The value of the shares and warrants of $60,000 and $1,100,000, respectively were treated as a discount to the note and the discount is being amortized over the life of the note. The debentures are convertible into shares of common stock. The conversion price of the debentures is seventy-five percent of the lowest closing price during the five trading days ending on the trading day before the conversion date; provided, however, that in no event will such price be more than $0.10. On October 10, 2005 $20,000 of the note and $1,183 of accrued interest was converted through a settlement at a per share price of $0.029. The Company recognized a loss on the conversion of $1,300. On December 30, 2005 $59,074 of the note was converted per the conversion terms of the note at a per share price of $0.004875 and $0.005650. No gain or loss was recognized by the Company on the conversion. On March 8, 2006 $84,021 of the note and $8,232 of accrued interest was converted per the conversion terms of the note at per share prices of $0.004875, $0.00565, $0.0114825, and $0.013022. No gain or loss was recognized on the conversion. On April 10, 2006 $89,648 of the note and $1,646 of accrued interest was converted per the conversion terms of the note at per share prices of $0.004875, $0.00565, $0.0114825, and $0.013022. No gain or loss was recognized on the conversion. On May 10, 2006 $90,338 of the note and $4,269 of interest was converted per the conversion terms of the note at per share prices of $0.004875, $0.0114825, and $0.013022. No gain or loss was recognized by the Company on the conversion. The note was due December 16, 2005 and is currently in default and accruing default interest at the rate of 18%. At September 30, 2006, the outstanding balance on the convertible note was $816,919 plus $675,878 of accrued interest and penalties.

  PHANTOM ENTERTATNMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

On December 28, 2004, the Company entered into a Bridge Loan Agreement with 14 various entities pursuant to which the Lenders advanced an aggregate principal amount of $1,000,000 to the Company on January 6, 2005 in exchange for (i) 8% secured promissory notes in such aggregate principal amount, (ii) 500,000 shares of our common stock and (iii) warrants to purchase an aggregate of 4,4687,485 shares of our common stock at an exercise price of $0.10 per share. The value of the shares and warrants of $370,000 and $630,000, respectively were treated as a discount to the note and the discount is being amortized over the life of the note. The debentures are convertible into shares of common stock. The conversion price of the debentures is seventy-five percent of the lowest closing price during the five trading days ending on the trading day before the conversion date; provided, however, that in no event will such price be more than $0.10. On October 10, 2005 $137,500 of the note and $8,875 of accrued interest was converted through a settlement at a per share price of $0.029. The Company recognized a loss on the conversion of $8,664. On December 30, 2005 $21,667 of the note was converted per the conversion terms of the note at a per share price of $0.004875. No gain or loss was recognized by the Company on the conversion. On March 8, 2006 $26,806 of the note was converted per the conversion terms of the note at per share prices of $0.004875, $0.00565, $0.0114825, and $0.013022. No gain or loss was recognized on the conversion. On April 10, 2006 $31,870 of the note was converted per the conversion terms of the note at per share prices of $0.004875, $0.00565, $0.0114825, and $0.013022. No gain or loss was recognized on the conversion. On May 10, 2006 $36,396 of the note was converted per the conversion terms of the note at per share prices of $0.004875, $0.0114825, and $0.013022 . No gain or loss was recognized by the Company on the conversion. The note was due December 28, 2005 and is currently in default and accruing default interest at the rate of 18%.. At September 30, 2006, the outstanding balance on the convertible note was $745,461 plus $550,363 of accrued interest and penalties.

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

On January 1, 2006, the Company converted to a promissory note $91,775, issued to Timothy Roberts, a Director, of related unpaid expense reimbursements incurred while Mr. Roberts was employed as a full-time employee. The note is unsecured and bears an 8% rate of interest. At September 30, 2006, the outstanding balance on the note was $91,775 plus accrued interest of $5,493.

On January 25, 2006, the Company borrowed $50,000 under a three year 5.25% unsecured promissory note with 5,000,000 warrants attached at an exercise price of $1.09. Pursuant to the SEC’s request, the associated registration statement was withdrawn on May 23, 2006. Accordingly, we were unable to obtain an effective registration and, as of June 23, 2006, were in default under the terms of the note. The note holder has accelerated the note, including a $15,000 penalty, which are due immediately. The note holder has also requested repayment for prepaid warrants of $285,000, but the Company disputes the associated claims with respect to these funds. At September 30, 2006, the outstanding balance on the note including interest and the penalty is $65,864. The note, interest and penalty are in default.

On June 30, 2006, the Company borrowed $100,000 under an 8% promissory note. The note was funded in three tranches: $20,000 (due upon mutual execution of the note), $35,000 (due twenty-one days after mutual execution), and $45,000 (due forty-two days after mutual execution). The note is due no later than two months following the final tranche (estimated at one hundred and two days after mutual execution of the note). The obligation to issue the collateral was conditioned upon prior written request of the note holder prior to the associated funding and the execution of an escrow agreement with the note holder’s attorney. The Company agreed to grant the note holder three certificates to collateralize the note of 4,000,000 shares, 7,000,000 shares, and 9,000,000 shares of common stock. The note holder has not made any requests to escrow the collateral and has not established the aforementioned escrow agreement and, accordingly, the collateral has not been presented. As additional consideration for the note, the Company agreed to (i) re-price certain pre-existing warrants, (ii) issue 1,357,800 new warrants, with a fair value of $13,952 (which has been recorded as a derivative with the initial amount treated as a discount to the note and amortized over the term of the note), to parties designated by the note holder and (iii) issue, subject to full performance of the funding obligations by note holder, to note holder an additional 10,000,000 new warrants with a fair value of $86.048 (which has been recorded as a derivative with the initial amount treated as a discount to the note and amortized over the term of the note) . The new warrants described herein and expire in five years from the effective grant date and have an exercise price of $.015 per share. At September 30, 2006 the note and accrued interest of $1,434 are outstanding.

Notes payable - face value	$2,790,604
Notes payable - discount	20,033

Notes payable, net	$2,770,571

The discount from the face value of the promissory notes is being amortized over the life of the promissory notes as additional interest expense. During the nine months ended September 30, 2006, the nine months ended September 30, 2005 and the period from December 9, 2002 (Inception) to September 30, 2006, the Company has recorded interest expense from the discounts of $129,967, $3,109,751 and $5,904,0867, respectively.

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

The initial fair value assigned to the embedded derivatives and warrants was $14,463,615. The Company recorded the first $1,730,000 of fair value of the derivatives and warrants to debt discount which will be amortized to interest expense over the term of the debenture. The Company recorded an amortization expense for the three months ended September 30, 2006, the three months ended September 30, 2005, the nine months ended September 30, 2006, the nine months ended September 30, 2005 and the period from December 9, 2002 (Inception) to September 30, 2006 of $0, $544,439, $0, $1,614,549 and $2,160,000, respectively.

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

In summary, the three months ended September 30, 2006, the three months ended September 30, 2005, the nine months ended September 30, 2006, the nine months ended September 30, 2005 and the period from December 9, 2002 (Inception) to September 30, 2006, the Company recorded a gain/(loss) on derivatives of $218,051, $1,981,361, $(360,984), $20,140,343 and $(2,577,928), respectively, as a result of the financing described above in accordance with guidance provided in EITF 00-19:

Promissory notes, original face amount	$2,160,000
Conversions	597,620
Promissory notes at 9/30/06	1,562,380
Unamortized discount on Promissory notes, at 9/30/06	0
Promissory notes, at 9/30/06	1,562,380

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

The initial fair value assigned to the embedded derivatives and warrants was $473,873. The Company recorded the first $50,000 of fair value of the derivatives and warrants to debt discount which will be amortized to interest expense over the term of the debenture. The Company recorded an amortization expense for the three months ended September 30, 2006, the three months ended September 30, 2005, the nine months ended September 30, 2006, the nine months ended September 30, 2005 and the period from December 9, 2002 (Inception) to September 30, 2006 of $42,629 $0, $50,000, $0 and $50,000, respectively.

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

In summary, the three months ended September 30, 2006, the three months ended September 30, 2005, the nine months ended September 30, 2006, the nine months ended September 30, 2005 and the period from December 9, 2002 (Inception) to September 30, 2006, the Company recorded a gain/(loss) on derivatives of $(2,311,558), $0, $(2,717,425), $0 and $(2,717,425) ,respectively, as a result of the financing described above in accordance with guidance provided in EITF 00-19:

Promissory notes - short term, original face amount	$50,000
Conversions during the quarter	-
Promissory notes - short term, at 9/30/06	50,000
Unamortized discount on Promissory notes - short term, at 9/30/06	-
Promissory notes, net - short term, at 9/30/06	50,000

  PHANTOM ENTERTATNMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

Additionally, as a result of the issuance of the debenture with such terms, there is no explicit number of shares that are to be delivered upon satisfaction of conversion, the Company is unable to assert that it had sufficient authorized and unissued shares to settle such note. Accordingly, all of the Company's previously issued and outstanding instruments, such as warrants and options as well as those issued in the future, would be classified as liabilities as well, effective with the issuance of the convertible promissory note. Absent other transactions which would warrant the same accounting treatment, the Company will discontinue the recognition of derivative liabilities once it can assert that it has a sufficient amount of authorized and unissued shares to settle its obligations which can be settled in shares . Pursuant to the Securities Purchase Agreement with Golden Gate, until such time as the Company receives shareholder approval to increase its authorized shares of common stock, it’s obligation to reserve and deliver, if requested, common stock from a conversion of the debenture or warrants shall not exceed 50,000,000 shares. Pursuant to the SEC’s request, the associated registration statement was withdrawn on May 23, 2006. Accordingly, we were unable to obtain an effective registration and, as of June 23, 2006, were in default under the terms of the note. The note holder has accelerated the note, including a $15,000 penalty, which were due upon notice in July 2006. At September 30, 2006, the outstanding balance on the note including interest and the penalty is $65,864.

On September 22, 2006 an amendment to a February 2004 $1,400,000 debenture was effected allowing the noteholder the right to convert principal and accrued interest into common stock. The conversion feature allows for conversion at a 22.5% discount to market for the first $310,000 of market value and a 15% discount to market thereafter. The interest rate was amended to 17%.

The initial fair value assigned to the embedded derivatives was $464,393.

The market price of the Company's common stock significantly impacts the extent to which the Company may be required or may be permitted to convert the debenture into shares of the Company's common stock. The lower the market price of the Company's common stock at the respective times of conversion, the more shares the Company will need to issue to convert the principal and interest payments then due on the debenture. If the market price of the Company's common stock falls below certain thresholds, the Company will be unable to convert any such repayments of principal and interest into equity. The debenture is secured with the assets of the Company. The Company's operations could be materially adversely impacted if the assets are encumbered due to the default on the debenture.

In summary, the three months ended September 30, 2006, the three months ended September 30, 2005, the nine months ended September 30, 2006, the nine months ended September 30, 2005 and the period from December 9, 2002 (Inception) to September 30, 2006, the Company recorded a gain/(loss) on derivatives of $(482,144), $0, $(482,144), $0 and $(482,144), respectively, as a result of the financing described above in accordance with guidance provided in EITF 00-19:

Promissory notes, original face amount	$1,400,000
Conversions	413,551
Promissory notes at 9/30/06	986,449
Unamortized discount on Promissory notes, at 9/30/06	-
Promissory notes, at 9/30/06	986,449

As of September 30, 2006 and December 31, 2005 the fair value of all other outstanding warrants was, respectively, $261,496 and $312,863. The difference of $51,367 was recorded as a gain on derivatives as provided for in EITF 00-19.  In summary, the three months ended September 30, 2006, the three months ended September 30, 2005, the nine months ended September 30, 2006, the nine months ended September 30, 2005 and the period from December 9, 2002 (Inception) to September 30, 2006, the Company recorded a gain/(loss) on derivatives of $37,894, $1,782,883, $51,367, $17,397,353 and $4,092,120, respectively, as a result of all other outstanding warrants in accordance with guidance in EITF 00-19.

In summary the gain or (loss) on derivatives is as follows:

Date of Note	For the Three Months Ended September 30, 2006	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2006	For the Nine Months Ended September 30, 2005	For the Period from December 9, 2002 (Inception) to September 30, 2006
December 2004	$218,051	$1,981,361	($360,984)	$20,140,343	($2,577,928)
January 2006	(2,311,558)	-	(2,717,425)	-	(2,717,425)
February 2004 as amended September 2006	(482,144)	-	(482,144)	-	(482,144)
All other warrants	37,894	1,782,883	51,367	17,397,353	4,092,120
Total	$2,537,757	$3,764,244	$3,509,186	$37,397,696	$1,685,377

In summary the notes outstanding at September 30, 2006 were:

Conversion Feature	Face Amount Of Note	Unamortized Discount	Conversions	Notes, net
Yes	2,160,000		597,620	1,562,380
Yes	50,000			50,000
Yes	1,400,000		413,551	986,449
No	100,000	20,033		79,967
No	91,775			91,775
Promissory notes, net - short term, at 6/30/06	3,801,775	20,033	1,011,171	2,770,571

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

During July 2006, the Company issued 20,000,000 shares of common stock for consulting services with a fair value of $330,000 ($0.0165 per share).

During August 2006, the Company issued 2,000,000 shares of common stock for consulting services with a fair value of $26,000 ($0.013 per share).

During September 2006, the Company issued 18,382,249 shares of common stock for consulting services with a fair value of $180,146 ($0.0098 per share).

During September 2006, the Company issued 4,318,009 shares of common stock to employees with a fair value of $42,317.

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

On July 26, 2006, the Company issued 4,242,820 shares of common stock with a fair value of $70,006 ($0.0165 per share) in final settlement of a lawsuit. A loss of $18,270 was recognized on the settlement. The shares were issued under a court ordered settlement pursuant to 3(a)(10) under the Securities Act of 1933.

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

On August 4, 2006, the Company issued 1,663,536 shares of common stock with a fair value of $24,953 ($0.015 per share) in settlement of unreimbursed employee expenses owed to a terminated employee. No gain or loss was recognized on the conversion.

On September 25, 2006 the Company issued 9,396,064 shares of common stock with a fair value of $93,961 ($0.01 per share) in settlement of unpaid rent. A gain of $6,039 was recognized on the settlement. The shares were issued under a court ordered settlement pursuant to 3(a)(10) under the Securities Act of 1933.

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

On August 3, 2006, the Company issued 10,027,731 shares of common stock in full settlement of notes and accrued interest. The fair value was $145,402 ($0.0145 per share). Principal and interest in the amount of $131,791 were converted. A loss of $11,111 was recognized on the conversion. The shares were issued under a court ordered settlement pursuant to 3(a)(10) under the Securities Act of 1933.

On August 4, 2006, the Company issued 42,393,246 shares of common stock in full settlement of notes and accrued interest. The fair value was $635,898 ($0.015 per share). Principal and interest in the amount of $635,898 were converted and no gain or loss was recognized.

On September 6, 2006, the Company issued 10,000,000 shares of common stock in partial settlement of a note and accrued interest. The fair value was $120,000 ($0.012 per share). Principal and interest in the amount of $89,551 were converted and a loss of $30,449 was recognized on the conversion.
On September 29, 2006, the Company issued 1,100,000 shares of common stock in partial settlement of principal. Principal in the amount of $8,056 was converted and no gain or loss was recognized.

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

(M) Obligation to Reserve Stock

As of September 30, 2006, the Company had an obligation to reserve 1,061,193,173 shares of common stock issuable upon conversion of debentures. In addition, as of September 30, 2006, the Company had outstanding warrants totaling 76,686,612 shares of common stock.

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
NOTE 7   INCOME TAXES

Income tax expense (benefit) is summarized as follows:

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005	December 9, 2002 (Inception) through September 30, 2006
Current:
Federal	$-	$-	$-
State	-	-	-
Deferred - Federal and State	-	-	-
Income tax expense (benefit)	$-	$-	$-

PHANTOM ENTERTATNMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

The Company's tax expense differs from the "expected" tax expense as follows:

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005	December 9, 2002 (Inception) through September 30, 2006

U.S. Federal income tax expense (benefit)	$(1,563,492)	$(5,007,659)	$(21,729,910)
Effect on net operating loss carryforward	1,563,492	5,007,659	21,729,910
	$-	$-	$-

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	September 30, 2006	December 31, 2005
Deferred tax assets:
Net operating loss carry forward	$21,729,910	$20,166,418
Total gross deferred tax assets	21,729,910	20,166,418
Less valuation allowance	(21,729,910)	(20,166,418)

Net deferred tax assets	$-	$-

At September 30, 2006, the Company had a net operating loss carry forward of $57,746,240 for U.S. Federal income tax purposes available to offset future taxable income expiring through 2026. The net change in the valuation allowance during the nine months ended September 30, 2006 was an increase of $1,563,492.

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

As the Company has not commenced sales of the game system and there is no definitive way to determine the future economic benefit associated with the payments for the guaranteed license fees, the company has expensed the guaranteed license fees as incurred. From December 9, 2002 (inception) through September 30, 2006, $225,000 of guaranteed license fees had been accrued and reported on the accompanying financial statements.

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

As the company has not commenced sales of the game system and there is no definitive way to determine the future economic benefit associated with the advance payments, the company has expensed the advance royalty payments as incurred. From December 9, 2002 (inception) through September 30, 2006, $50,000 of guaranteed license fees had been accrued and reported on the accompanying financial statements.

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

As the company has not commenced sales of the game system and there is no definitive way to determine the future economic benefit associated with the advance payments, the company has expensed the advance royalty payments as incurred. From December 9, 2002 (inception) through September 30, 2006, $500,000 of guaranteed license fees had been accrued and reported on the accompanying financial statements.

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

In addition, Infinium would have incurred royalty fees with respect to each unit of product distributed. These per unit royalty fees shall be applied against the aforementioned advance royalty payments. If the advance royalty payments would have been earned down and recouped by Infinium, then Infinium would have been required to pay directly to Eidos the per unit royalty fees for every unit of product it distributes. The per unit royalty fee ranges from 25% to 50% of Infinium’s net receipts

As the company has not commenced sales of the game system and there is no definitive way to determine the future economic benefit associated with the advance payments, the company has expensed the advance royalty payments as incurred. From December 9, 2002 (inception) through September 30, 2006, $125,000 of guaranteed license fees had been accrued and reported on the accompanying financial statements.

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

As the company has not commenced sales of the game system and there is no definitive way to determine the future economic benefit associated with the advance payments, the company has expensed the advance royalty payments as incurred. From December 9, 2002 (inception) through September 30, 2006, $10,000 of guaranteed license fees had been accrued and reported on the accompanying financial statements.

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

As the company has not commenced sales of the game system and there is no definitive way to determine the future economic benefit associated with the advance payments, the company has expensed the advance royalty payments as incurred. From December 9, 2002 (inception) through September 30, 2006, $175,000 of guaranteed license fees had been accrued and reported on the accompanying financial statements.

The letter of intent with Vivendi requires Infinium to make the following non-refundable payments:

September 25, 2004	$125,000
Total	$125,000

(B) Development Agreement

The company has a development agreement dated October 11, 2004 in place with BIOSTAR for the Phantom Game Receiver mainboard and graphics adapter. Terms are: $156,000 due at signing; $78,000 due before ship of pilot production units from Biostar; $78,000 due on acceptance of pilot units. The end design product will be wholly owned by the company. From December 9, 2002 (inception) through September 30, 2006, $337,139 of expenses have been accrued and reported on the accompanying financial statements. During September 2005, the Company settled the outstanding amounts plus related legal fees with Biostar by issuing 6,361,113 shares of common stock with a fair value of $311,695 on the date of settlement. The shares were issued under a court ordered settlement pursuant to 3(a)(10) under the Securities Act of 1933.

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

Beshara v. Infinium Labs Corporation , No. 2005 CA 5103 NC. In May 2005, Beshara sued us in the Circuit Court for Sarasota County, Florida, alleging default of a promissory note and seeking damages of approximately $1,400,000.00. On October 25, 2005, we settled accrued interest through October 31, 2005, together with reasonable attorneys’ fees, in the amount of $384,192 through issuance of 7,114,667 shares of our stock. On March 17, 2006, we entered into a conversion agreement with Beshara in order to reduce a portion of the outstanding principal and interest with 40,000,000 shares of common stock (as of May 22, 2006). In September 2006, the parties amended the promissory note to add for conversion of debt into equity. As of September 30, 2006, the remaining principal on the debt is approximately $986,449. So long as Beshara continues to convert debt into equity the foregoing action shall be abated.

Black Rocket Euro RSCG, LLC v. Infinium Labs, Inc. , No. 2005 CA 5008 NC. In May 2005, Black Rocket sued us in the Circuit Court for Sarasota County, Florida, alleging breach of contract and seeking damages in the amount of $95,272.00. Due to an administrative error, our attorney neglected to file a notice of appearance and on January 25, 2006, Black Rocket obtained a default judgment in the amount of $104,629. We have recorded $104,629 as well as $4,977 in accrued interest, as of September 30, 2006, in accounts payable.

CDW Corporation v. Infinium Labs Corporation , No. 05-M1-131484. In May 2005, CDW sued us in the Circuit Court of Cook County, Illinois, alleging that the Company placed orders for goods, failed to pay for such orders and thus breached the contract and seeking damages in the amount of $26,958. Due to financial constraints, we may not be able to replace local counsel. On February 7, 2006, the court entered judgment for $26,958 and we have recorded $27,932, including legal fees through September 30, 2006, in accounts payable.

GMR Marketing, LLC, v. Infinium Labs, Inc., No. 20050CA-10535NC. In January 2006, GMR sued us in the District Court of Florida, Sarasota County, alleging that it rendered advertising services and that the Company failed to pay for such services thereby breaching the contract. GMR sought damages in the amount of $107,544. Due to an error with our Florida counsel an answer to the complaint was not filed and on February 1, 2005 GMR received a default judgment in the amount of $107,883. Through September 30, 2006, the Company has recorded a total of $114,284, including interest, in accounts payable. On October 25, 2006, the parties entered into a settlement agreement whereby the Company agreed to pay GMR $71,000 no later than December 20, 2006 in exchange for a full release of all previous claims.

Kevin Bachus v. Infinium Labs, Inc. et al ., No. 06-2-09983-4 SEA. In March 2006, Kevin Bachus sued the Company, its directors as well as other parties related to unpaid wages and accrued and unpaid personal time off totaling $50,997 in the Superior Court for the State of Washington, in and for the County of King. On July 26, 2006, the parties entered into a settlement agreement in which we settled the claims, with each party bearing his/its own costs, in the amount of $65,000 through issuance of 4,242,820 shares of our stock issued under court order pursuant to 3(a)(10) under the Securities Act of 1933.

Longview Special Finance, Inc. v. Infinium Labs, Inc. , No. 06 CV 1772. In March 2006, Longview sued us in United States District in the Southern District of New York alleging breach of contract and requesting, in part, issuance of all remaining shares requested in prior conversion notices. The March complaint contained various errors. The parties entered into a negotiated settlement related to a portion of Longview’s claims on April 7, 2006. Under the terms of the agreement, the Company converted a portion of Longview’s requested conversion request and Longview agreed to dismiss the aforementioned matter in May 2006 and standstill on any further request for conversion or bring any additional claim on with respect to the Company’s failure to reserve adequate shares for Longview or deliver shares under a conversion. Although the Company has materially performed, Longview has not dismissed the action. In November 2006, Plaintiff submitted an amended complaint with similar claims and requested a hearing, currently scheduled for late November, on its request for an injunction.  The Company intends to respond vigorously to these claims and file counterclaims as well.

Merrill Lynch, Pierce, Fenner & Smith v. Infinium Labs, Inc. , No. 06-2-05618-3 SEA. In February 2005, we entered into a Stipulation and Order for Entry of Judgment with Merrill Lynch pertaining to our default in rent of $127,312 due under our lease with Merrill Lynch (for our former corporate headquarters). The foregoing matter was adjudicated in the Superior Court for the State of Washington, in and for the County of King. In partial consideration of the entry of the judgment the lease, originally set to expire in August 2006, terminated on February 28, 2006 with no further monetary obligations. Subsequent to the entry of the order the parties entered into a settlement agreement that provided for a payment schedule of $5,000 per month with a final balloon payment due in July 2006. The Company intended on using proceeds from an SB-2 registration, but was unable to do so after the SB-2 was withdrawn on May 23, 2006. The Company was in default on the settlement agreement when it failed to make the balloon payment by July 31, 2006. In September 2006, Merrill Lynch assigned its rights to enforce the settlement agreement, and all other rights, to Fred Niedrich, a third party. On September 20, 2006, the parties entered into a new settlement agreement whereby the total debt due of $118,289 was settled for $100,000 pursuant to 3(a)(10) of the Securities Act of 1933.

Morley and Campbell v. Timothy Roberts and Infinium Labs, Inc ., No. D-1-GN-06-000851. In April 2006, Morley and Campbell sued Timothy Roberts individually and the Company in the District Court, 200 Judicial District, Travis County, Texas for breach of contract in failing to perform the remainder of an Asset Purchase Agreement and Assignment of Rights between plaintiffs and Roberts. The total claim is for $30,000. Phantom is defending itself vigorously in this suit and has retained local counsel in order to do so. No contingency has been accrued as of September 30, 2006.

  M. Tyler Boles v. Infinium Labs, Inc., No. V06-30. In January 2006, M. Tyler Boles sued us in the General District Court for Nelson County, Delaware, alleging a claim for money and seeking damages in the amount of $1,200. A judgment was entered in March 2006 for $1,254 and we have recorded $1,300, including interest through September 30, 2006, in accounts payable.

Oracle USA, Inc. v. Infinium Labs, Inc. , No. C05-5049. In December 2005, Oracle USA sued us in the United States District Court, Northern District of California, San Francisco Division, alleging that the Company placed orders for software, failed to pay for such orders and thus breached the contract and seeking damages in the amount of $198,818. In March 2006 judgment was entered against the Company   in the aforementioned court for $199,068 and, as of September 30, 2006, this amount has been recorded in accounts payable.

Ronald Westman v. Infinium Labs, Inc., No. 2006 CA 010711 NC. In November 2005, Ronald Westman filed an action in the Circuit Court for Sarasota County, Florida. The Company has not been served with the summons and complaint and, therefore, can not provide any further detail.

SBI USA, LLC v. Infinium Labs, Inc., No. 05CC10694. In November 2005, SBI USA, LLC, sued us in the Superior Court of California, Orange County, alleging breach of contract and seeking damages in the amount of $58,000. Judgment was entered against the Company in the aforementioned court in April 2006 for $55,000 and we have recorded $59,213, including interest through September 30, 2006, in accounts payable.

Walter Dorwin Teague Associates v. Infinium Labs, Inc., No. 05-9-35846-2. In December 2005, Teague Associates entered an arbitration award in the Superior Court for King County, Washington. The judgment is for $51,843 and we have recorded $55,734, including interest through September 30, 2006, in accounts payable. Teague & Associates was retained in 2004 to assist and support various industrial design requirements associated with hardware for the Phantom Game Service. The Company defaulted on its payment obligations and this resulted in the associated arbitration award.

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

In May 2006, Mr. Roberts, in his personal capacity, was served with a complaint from the SEC in the matter entitled Securities and Exchange Commission vs. Timothy M. Roberts in the US District Court for the Middle District of Florida, Orlando Division, pursuant to which the SEC alleges that Mr. Roberts made false statements with regard to the Company’s prospects while at the same time selling his shares of the Company’s common stock for personal gain through his alleged participation in a “phony fax scam”. The SEC seeks judgment against Mr. Roberts enjoining him from future violations of securities laws, requiring that he disgorge any gain or benefit he received from past violations, and imposing penalties for the violations. Further, the SEC seeks a judgment prohibiting Mr. Roberts from serving in the future as an officer or director of a public company and from participating in any offering of “penny stocks”. While the Board of Directors has currently agreed to indemnify Mr. Roberts’ legal expenses specifically related to this matter, no accrual has been made as of September 30, 2006.

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

(D) Licenses

As detailed above in Note 8 (A), the Company has entered into agreements with a number of publishers to provide content for our Phantom Game Service . These agreements provide that we pay an advance to each publisher, which is recoupable by us against future royalties payable to these publishers under their respective agreements. As of September 30, 2006, the Company currently owes an aggregate of $845,000 to these publishers pursuant to these agreements and, if we fail to pay these advances, these agreements may be terminated.

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

As of
September 30, 2006
Payroll	$306,013
Payroll taxes	1,420,003
Penalties and interest	837,406
Accrued payroll and payroll taxes	$2,563,422

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

(B) Warrants Issued and Outstanding

Stock Purchase Warrants

For the nine months ended September 30, 2006, the Company granted warrants to purchase 16,357,800 shares of common stock in conjunction with two notes payable which were treated as a discount to the notes payable.

	September 30, 2006	December 31, 2005
Warrants for common stock issued to a note holder. The term of the warrants are five years expiring November 10, 2009. The warrants are exercisable at $0.10 per share	5,873,288	5,873,288

Warrants for common stock issued to a note holder. The term of the warrants are five years expiring November 10, 2009. The warrants are exercisable at $0.10 per share.	11,630,138	11,630,138

Warrants issued with subscription agreements. The term of the warrants are five years expiring November 10, 2009 and are exercisable at $0.10 per share.	678,900	678,900

Warrants issued with subscription agreements. The term of the warrants are five years expiring November 10, 2009 and are exercisable at $0.25 per share.	1,344,000	1,344,000

Warrants issued with subscription agreements. The term of the warrants are five years expiring November 10, 2009 and are exercisable at $0.10 per share.	3,084,181	3,084,181

Warrants issued in conjunction with convertible notes. The term of the warrants are five years expiring December 31, 2009 and are exercisable at $0.50 per share.	232,000	232,000

Warrants issued in conjunction with convertible notes. The term of the warrants are five years expiring December 31, 2009 and are exercisable at $0.50 per share.	200,000	200,000

Warrants for common stock issued to note holders. The term of the warrants are five years expiring October 22, 2009. The warrants are exercisable at $0.50 per share.	500,000	500,000

Warrants for common stock issued to note holders. The term of the warrants are five years expiring October 27, 2009. The warrants are exercisable at $0.50 per share.	500,000	500,000

Warrants for common stock issued to note holders. The term of the warrants are five years expiring December 31, 2009. The warrants are exercisable at $0.10 per share.	5,437,487	5,437,487

Warrants for common stock issued to note holders. The term of the warrants are five years expiring December 31, 2009. The warrants are exercisable at $0.75 per share.	5,437,487	5,437,487

Warrants for common stock issued to note holders. The term of the warrants are five years expiring December 31, 2009. The warrants are exercisable at $1.00 per share.	5,437,487	5,437,487

Warrants for common stock issued to note holder. The term of the warrants is three years expiring February 4, 2008. The warrants are exercisable at $0.10 per share.	200,000	200,000

Warrants for common stock issued to note holder. The term of the warrants is three years expiring February 4, 2008. The warrants are exercisable at $0.10 per share.	200,000	200,000

Warrants for common stock issued to note holder. The term of the warrants is three years expiring February 4, 2008. The warrants are exercisable at $0.10 per share.	100,000	100,000

Warrants for common stock granted to note holder. The terms of the warrants are three years expiring April 29, 2008. The warrants are exercisable at $0.10 per share.	400,000	400,000

Warrants for common stock issued to note holders. The term of the warrants are five years expiring December 31, 2009. The warrants are exercisable at $0.10 per share.	4,687,485	4,687,485

Warrants for common stock issued to an investor. The term of the warrants are five years expiring June 10, 2010. The warrants are exercisable at $0.10 per share.	6,226,359	6,226,359

Warrants for common stock issued to an investor. The term of the warrants is three years expiring September 19, 2008. The warrants are exercisable at $0.10 per share.	8,160,000	8,160,000

Warrants for common stock issued to a note holder. The term of the warrants are three years expiring January 25, 2009. The warrants are exercisable at $1.09 per share.	5,000,000	-

Warrants for common stock issued parties identified by noteholder as additional consideration for a note. The term of the warrants is five years expiring June 30, 2011. The warrants are exercisable at $0.015 per share.	1,357,800	-

Warrants for common stock issued parties identified by noteholder as additional consideration for a note. The term of the warrants is five years expiring August 18, 2011. The warrants are exercisable at $0.015 per share.	10,000,000

Total	76,686,612	60,328,812

PHANTOM ENTERTATNMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 10   GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no sales and has recurring losses from inception of $72,020,421, has a working capital deficiency of $18,817,697, a stockholders’ deficiency of $18,817,697, has a negative cash flow from operations of $15,777,601 from inception and notes payable in default of $2,598,830. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

PHANTOM ENTERTAINMENT INC. AND SUBSIDARY
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

NOTE 12   SUBSEQUENT EVENTS

(A) Common Stock Issuances

During October 2006, the Company issued 13,050,000 shares of common stock with a fair value of $54,679 ($.0042 per share) in settlement of notes and accrued interest. No gain or loss was recognized on the conversion.

During October 2006, the Company issued 11,090,000 shares of common stock with a fair value of $47,533 ($.0043 per share) in settlement of notes and accrued interest. No gain or loss was recognized on the conversion.

During October 2006, the Company issued 11,482,000 shares of common stock with a fair value of $50,638 ($.0044 per share) in settlement of notes and accrued interest. No gain or loss was recognized on the conversion.

During October 2006, the Company issued 19,940.582 shares of common stock with a fair value of $97,709 ($.0049 per share) in settlement of notes and accrued interest. No gain or loss was recognized on the conversion.

During October 2006, the Company issued 4,550,000 shares of common stock with a fair value of $23,913 ($.0053 per share) in settlement of notes and accrued interest. No gain or loss was recognized on the conversion.

During October 2006, the Company issued 3,000,000 shares of common stock with a fair value of $20,427 ($.0068 per share) in settlement of notes and accrued interest. No gain or loss was recognized on the conversion.

During October 2006, the Company issued 2,448,980 shares of common stock with a fair value of $12,000 ($.0049 per share) to consultants for consulting services rendered in 2006.

During October 2006, the Company issued 5,258,934 shares of common stock with a fair value of $26,295 ($.0050 per share) to consultants for consulting services rendered in 2006.

During October 2006, the Company issued 1,923,077 shares of common stock with a fair value of $10,000 ($.0052 per share) to consultants for consulting services rendered in 2006.

During October 2006, the Company issued 4,000,000 shares of common stock with a fair value of $22,800 ($.0057 per share) to consultants for consulting services rendered in 2006.

During October 2006, the Company issued 3,000,629 shares of common stock with a fair value of $17,704 ($.0059 per share) to consultants for consulting services rendered in 2006.

During October 2006, the Company issued 1,500,555 shares of common stock with a fair value of $10,000 ($.0067 per share) to consultants for consulting services rendered in 2006.

During October 2006, the Company issued 3,882,353 shares of common stock with a fair value of $33,000 ($.0085 per share) to consultants for consulting services rendered in 2006.

During October 2006, the Company issued 4,792,245 shares of common stock with a fair value of $46,964 ($.0098 per share) to consultants for consulting services rendered in 2006.

During October 2006, the Company issued 10,578,636 shares of common stock with a fair value of $56,171 ($.0053 per share) to employees for 2006 payroll.

During October 2006, the Company issued 3,506,697 shares of common stock with a fair value of $18,838 ($.0054 per share) to employees for 2006 payroll.

During October 2006, the Company issued 4,917,175 shares of common stock with a fair value of $27,372 ($.0056 per share) to employees for 2006 payroll.

During October 2006, the Company issued 2,566,747 shares of common stock with a fair value of $13,297 ($.0052 per share) to employees for 2006 payroll.

During October 2006, the Company issued 882,353 shares of common stock with a fair value of $7,500 ($.0085 per share) to employees for 2006 payroll.

During November 2006, the Company issued 75,728,000 shares of common stock with a fair value of $321,935 ($.00425 per share) in settlement of notes and accrued interest. No gain or loss was recognized on the conversion.

During November 2006, the Company issued 20,000,000 shares of common stock with a fair value of $102,000 ($0.0051 per share) to a note holder in full settlement of principal and accrued interest in the amount of $102,158. A gain of $158 was recognized. These shares were previously held in escrow pursuant to the terms of the note.

During November 2006, the Company issued 4,444,444 shares of common stock with a fair value of $20,000 ($.0045 per share) to consultants for consulting services rendered in 2006.

During November 2006, the Company received from a consultant 5,560,102 shares of common stock with a fair value of $54,489 ($0.0098 per share) for services rendered in 2006. The shares were returned to the treasury.

During November 2006, the Company issued 2,000,000 shares of common stock with a fair value of $6,600 ($0.0033 per share) for services rendered in 2006.

During November 2006, the Company issued 17,252,566 shares of common stock with a fair value of $65,560 ($0.0038 per share) for services rendered in 2006.

During November 2006, the Company issued 10,231,144 shares of common stock with a fair value of $44,767 ($0.004 per share) to employees for 2006 payroll.

During November 2006, the Company issued 2,000,000 shares of common stock with a fair value of $9,000 ($0.0045 per share) to consultants for consulting services rendered in 2006.

During November 2006, the Company issued 3,000,000 shares of common stock with a fair value of $12,000 ($0.004 per share) to consultants for consulting services rendered in 2006.

PHANTOM ENTERTAINMENT INC. AND SUBSIDARY
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

With adequate financing, we intend to launch the Phantom Lapboard in 2007 for sale directly through our Internet website. The Phantom Lapboard is designed with a pc gamer in mind, and is intended to transform the way gamers think about computer keyboards.

Some features of the Phantom Lapboard are: (1) a 360 degree rotating keyboard for left or right-handed users; (2) the first keyboard with a lap board for maximum comfort; (3) the first keyboard with mouse integrated 22 degree lift; (4) wireless functionality from approximately 30 feet; (5) gaming and media optimized key layout; (6) customized gamer keys for the competitive edge, (7) extended spacebar and (8) intended to have maximum durability to keep up with significant game play.

The Phantom Lapboard’s integrated mousepad provides a mousing surface anywhere the keyboard is used. This feature enhances the game experience by bringing the user’s hands closer together. The Phantom Lapboard turntable feature enables the user to find their individual “comfort zone” and the turntable and key layout optimizes use by left-handed and right-handed users.

Plan of Operations

We have incurred recurring losses from operations since inception. Our loss from operations for the nine months ended September 30, 2006 was $2,963,321. Our loss from operations for the year ended December 31, 2005 was $12,236,530. At September 30, 2006, we had a working capital deficit of $18,817,697 and accumulated deficit (losses from net income since inception) of $72,020,421. In their report on our audited financial statements for the year ended December 31, 2005, our independent auditors expressed substantial doubt about our ability to continue as a going concern.

Our activities to date have been funded by equity and debt investments. As of September 30, 2006, we had received approximately $9,677,147 in equity investments and $7,926,841in debt and convertible debt financings.

PHANTOM ENTERTAINMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)

               Development costs for three months ended September 30, 2006, the three months ended September 30, 2005, the nine months ended September 30, 2006, the nine months ended September 30, 2005 and the period from December 9, 2002 (Inception) to September 30, 2006 were $71,528, $(1,808), $202,210, $(1,808) and $3,724,487, respectively:

At September 30, 2006, we were in default on payment of promissory notes with a principal amount of $2,598,830. Our outstanding debt for borrowed money has generally been provided on a short-term basis, bears interest at rates ranging from 8% to 17% and, in many cases, was accompanied by the grant of common stock or warrants to purchase common stock, which contributed to the costs of the financings.

As of September 30, 2006, the Company currently owes an aggregate of $845,000 to publishers pursuant to their agreements and, if we fail to pay these advances, these agreements may be terminated.

As of September 30, 2006, we have recorded an aggregate of $5,924,900 in debt discount, of which $5,904,867 was amortized as interest expense. In connection with financings aggregating $2.16 million in December 2004, we committed to pay penalties of 2% per month for each month after an agreed upon period (approximately three months) during which we fail to cause a resale registration statement covering the underlying shares to be declared effective by the Securities and Exchange Commission.

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

Completing Development of the Phantom Lapboard - The Phantom Lapboard was originally intended for retail launch in 2004 and its design was based upon that premise. Itron Technology, Inc. (“Itron”) pursuant to a Product Development and Manufacturing Agreement provided services to build the Phantom Lapboard. On November 6, 2006, we entered into a Manufacturing and Supply Agreement (the “Agreement”) with Itron Technology, Inc. (“Itron”) pursuant to which the Company engaged Itron, and Itron agreed, to manufacture the Company’s Phantom® Lapboard, a combination keyboard/mouse peripheral designed to enhance video game play on PCs, together with certain components related to the Phantom® Lapboard. In addition, Itron will be responsible for filling purchase orders for the Phantom® Lapboard delivered to Itron by the Company during the term of the Agreement. The Agreement terminates 1 year from the date of execution; provided, however, that the 1 year term shall be automatically renewed for successive 1 year terms unless terminated by either party with 90 days advanced written notice delivered prior to the termination date.

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

As a pre-cursor to the commercial launch of the Phantom Lapboard, we entered into a Product Development and Manufacturing Agreement and a Manufacturing and Supply Agreement with Itron Technology, Inc. In the event of the loss of Itron, it would require us to identify and contract with alternate sources of manufacturing, which we may be unable to do and which could prove time-consuming and expensive. The use of any third party manufacturer, entails investing in pre-manufacturing activities, including the purchase of tooling and components, as well as ancillary operations around the manufacturing and distribution of the Phantom Lapboard such as logistics, service and support.

PHANTOM ENTERTAINMENT INC. AND SUBSIDARY
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

PHANTOM ENTERTAINMENT INC. AND SUBSIDARY
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
ITEM 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and interim chief financial officer, who are the same person, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer who is also our interim chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act   is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

Through the filing of its 10-KSB for the year ended 2005, our Disclosure Controls were not effective in enabling us to record and properly report embedded conversion features and freestanding warrants pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” As such, in September 2006, the Company restated its 10-KSB for the years ended 2004 and 2005, all quarterly periods in 2005, and for the period ending March 31, 2006. The unaudited financial statements included on Form 10-QSB for the period ended June 30, 2006 reflect the correct accounting treatment for transactions suggesting treatment under EITF 05-04 and 00-19.

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

PHANTOM ENTERTAINMENT INC. AND SUBSIDARY
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

Beshara v. Infinium Labs Corporation , No. 2005 CA 5103 NC. In May 2005, Beshara sued us in the Circuit Court for Sarasota County, Florida, alleging default of a promissory note and seeking damages of approximately $1,400,000.00. On October 25, 2005, we settled accrued interest through October 31, 2005, together with reasonable attorneys’ fees, in the amount of $384,192 through issuance of 7,114,667 shares of our stock. On March 17, 2006, we entered into a conversion agreement with Beshara in order to reduce a portion of the outstanding principal and interest with 40,000,000 shares of common stock (as of May 22, 2006). In September 2006, the parties amended the promissory note to add for conversion of debt into equity. As of September 30, 2006, the remaining principal on the debt is approximately $986,449. So long as Beshara continues to convert debt into equity the foregoing action shall be abated.

Black Rocket Euro RSCG, LLC v. Infinium Labs, Inc. , No. 2005 CA 5008 NC. In May 2005, Black Rocket sued us in the Circuit Court for Sarasota County, Florida, alleging breach of contract and seeking damages in the amount of $95,272.00. Due to an administrative error, our attorney neglected to file a notice of appearance and on January 25, 2006, Black Rocket obtained a default judgment in the amount of $104,629. We have recorded $104,629 as well as $4,977 in accrued interest, as of September 30, 2006, in accounts payable.

CDW Corporation v. Infinium Labs Corporation , No. 05-M1-131484. In May 2005, CDW sued us in the Circuit Court of Cook County, Illinois, alleging that the Company placed orders for goods, failed to pay for such orders and thus breached the contract and seeking damages in the amount of $26,958. Due to financial constraints, we may not be able to replace local counsel. On February 7, 2006, the court entered judgment for $26,958 and we have recorded $27,932, including interest through September 30, 2006, in accounts payable.

GMR Marketing, LLC, v. Infinium Labs, Inc., No. 20050CA-10535NC. In January 2006, GMR sued us in the District Court of Florida, Sarasota County, alleging that it rendered advertising services and that the Company failed to pay for such services thereby breaching the contract. GMR sought damages in the amount of $107,544. Due to an error with our Florida counsel an answer to the complaint was not filed and on February 1, 2005 GMR received a default judgment in the amount of $107,883. Through September 30, 2006, the Company has recorded a total of $114,284, including interest, in accounts payable. On October 25, 2006, the parties entered into a settlement agreement whereby the Company agreed to pay GMR $71,000 no later than December 20, 2006 in exchange for a full release of all previous claims.

Kevin Bachus v. Infinium Labs, Inc. et al ., No. 06-2-09983-4 SEA. In March 2006, Kevin Bachus sued the Company, its directors as well as other parties related to unpaid wages and accrued and unpaid personal time off totaling $50,997 in the Superior Court for the State of Washington, in and for the County of King. On July 26, 2006, the parties entered into a settlement agreement in which we settled the claims, with each party bearing his/its own costs, in the amount of $65,000 through issuance of 4,242,820 shares of our stock issued under court order pursuant to 3(a)(10) under the Securities Act of 1933.

Longview Special Finance, Inc. v. Infinium Labs, Inc. , No. 06 CV 1772. In March 2006, Longview sued us in United States District in the Southern District of New York alleging breach of contract and requesting, in part, issuance of all remaining shares requested in prior conversion notices. The March complaint contained various errors. The parties entered into a negotiated settlement related to a portion of Longview’s claims on April 7, 2006. Under the terms of the agreement, the Company converted a portion of Longview’s requested conversion request and Longview agreed to dismiss the aforementioned matter in May 2006 and standstill on any further request for conversion or bring any additional claim on with respect to the Company’s failure to reserve adequate shares for Longview or deliver shares under a conversion. Although the Company has materially performed, Longview has not dismissed the action. In November 2006, Plaintiff submitted an amended complaint with similar claims and requested a hearing, currently scheduled for late November, on its request for an injunction.  The Company intends to respond vigorously to these claims and file counterclaims as well.

PHANTOM ENTERTAINMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)

Merrill Lynch, Pierce, Fenner & Smith v. Infinium Labs, Inc. , No. 06-2-05618-3 SEA. In February 2005, we entered into a Stipulation and Order for Entry of Judgment with Merrill Lynch pertaining to our default in rent of $127,312 due under our lease with Merrill Lynch (for our former corporate headquarters). The foregoing matter was adjudicated in the Superior Court for the State of Washington, in and for the County of King. In partial consideration of the entry of the judgment the lease, originally set to expire in August 2006, terminated on February 28, 2006 with no further monetary obligations. Subsequent to the entry of the order the parties entered into a settlement agreement that provided for a payment schedule of $5,000 per month with a final balloon payment due in July 2006. The Company intended on using proceeds from an SB-2 registration, but was unable to do so after the SB-2 was withdrawn on May 23, 2006. The Company was in default on the settlement agreement when it failed to make the balloon payment by July 31, 2006. In September 2006, Merrill Lynch assigned its rights to enforce the settlement agreement, and all other rights, to Fred Niedrich, a third party. On September 20, 2006, the parties entered into a new settlement agreement whereby the total debt due of $118,289 was settled for $100,000 pursuant to 3(a)(10) of the Securities Act of 1933.

Morley and Campbell v. Timothy Roberts and Infinium Labs, Inc ., No. D-1-GN-06-000851. In April 2006, Morley and Campbell sued Timothy Roberts individually and the Company in the District Court, 200 Judicial District, Travis County, Texas for breach of contract in failing to perform the remainder of an Asset Purchase Agreement and Assignment of Rights between plaintiffs and Roberts. The total claim is for $30,000. Phantom is defending itself vigorously in this suit and has retained local counsel in order to do so. No contingency has been accrued as of September 30, 2006.

  M. Tyler Boles v. Infinium Labs, Inc., No. V06-30. In January 2006, M. Tyler Boles sued us in the General District Court for Nelson County, Delaware, alleging a claim for money and seeking damages in the amount of $1,200. A judgment was entered in March 2006 for $1,254 and we have recorded $1,300, including interest through September 30, 2006, in accounts payable.

Oracle USA, Inc. v. Infinium Labs, Inc. , No. C05-5049. In December 2005, Oracle USA sued us in the United States District Court, Northern District of California, San Francisco Division, alleging that the Company placed orders for software, failed to pay for such orders and thus breached the contract and seeking damages in the amount of $198,818. In March 2006 judgment was entered against the Company   in the aforementioned court for $199,068 and, as of September 30, 2006, this amount has been recorded in accounts payable.

Ronald Westman v. Infinium Labs, Inc., No. 2006 CA 010711 NC. In November 2005, Ronald Westman filed an action in the Circuit Court for Sarasota County, Florida. The Company has not been served with the summons and complaint and, therefore, can not provide any further detail.

SBI USA, LLC v. Infinium Labs, Inc., No. 05CC10694. In November 2005, SBI USA, LLC, sued us in the Superior Court of California, Orange County, alleging breach of contract and seeking damages in the amount of $58,000. Judgment was entered against the Company in the aforementioned court in April 2006 for $55,000 and we have recorded $59,213, including interest through September 30, 2006, in accounts payable.

Walter Dorwin Teague Associates v. Infinium Labs, Inc., No. 05-9-35846-2. In December 2005, Teague Associates entered an arbitration award in the Superior Court for King County, Washington. The judgment is for $51,843 and we have recorded $55,734, including interest through September 30, 2006, in accounts payable. Teague & Associates was retained in 2004 to assist and support various industrial design requirements associated with hardware for the Phantom Game Service. The Company defaulted on its payment obligations and this resulted in the associated arbitration award.

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

In May 2006, Mr. Roberts, in his personal capacity, was served with a complaint from the SEC in the matter entitled Securities and Exchange Commission vs. Timothy M. Roberts in the US District Court for the Middle District of Florida, Orlando Division, pursuant to which the SEC alleges that Mr. Roberts made false statements with regard to the Company’s prospects while at the same time selling his shares of the Company’s common stock for personal gain through his alleged participation in a “phony fax scam”. The SEC seeks judgment against Mr. Roberts enjoining him from future violations of securities laws, requiring that he disgorge any gain or benefit he received from past violations, and imposing penalties for the violations. Further, the SEC seeks a judgment prohibiting Mr. Roberts from serving in the future as an officer or director of a public company and from participating in any offering of “penny stocks”. While the Board of Directors has currently agreed to indemnify Mr. Roberts’ legal expenses specifically related to this matter, no accrual has been made as of September 30, 2006.

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We may become involved in material legal proceedings in the future.

PHANTOM ENTERTAINMENT INC. AND SUBSIDARY
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

On July 26 2006, the Company issued 20,000,000 shares of common stock for consulting services with a fair value of $330,000 ($0.0165 per share).

On July 26, 2006, the Company issued 4,242,820 shares of common stock with a fair value of $70,006 ($0.0165 per share) in final settlement of a lawsuit. A loss of $18,270 was recognized on the settlement. The shares were issued under a court ordered settlement pursuant to 3(a)(10) under the Securities Act of 1933.

On August 3, 2006, the Company issued 10,027,731 shares of common stock in full settlement of notes and accrued interest. The fair value was $145,402 ($0.0145 per share). Principal and interest in the amount of $131,791 were converted. A loss of $11,111 was recognized on the conversion. The shares were issued under a court ordered settlement pursuant to 3(a)(10) under the Securities Act of 1933.

On August 4, 2006, the Company issued 1,663,536 shares of common stock with a fair value of $24,953 ($0.015 per share) in settlement of unreimbursed employee expenses owed to a terminated employee. No gain or loss was recognized on the conversion of the liability.

On August 4, 2006, the Company issued 42,393,246 shares of common stock in full settlement of notes and accrued interest. The fair value was $635,898 ($0.015 per share). Principal and interest in the amount of $635,898 were converted and no gain or loss was recognized.

On August 24, 2006, the Company issued 2,000,000 shares of common stock for consulting services with a fair value of $26,000 ($0.013 per share).

On September 6, 2006, the Company issued 10,000,000 shares of common stock in partial settlement of a note and accrued interest. The fair value was $120,000 ($0.012 per share). Principal and interest in the amount of $89,551 were converted and a loss of $30,449 was recognized on the conversion.

On September 25, 2006 the Company issued 9,396,064 shares of common stock with a fair value of $93,961 ($0.01 per share) in settlement of unpaid rent. A gain of $6,039 was recognized on the settlement. The shares were issued under a court ordered settlement pursuant to 3(a)(10) under the Securities Act of 1933.

On September 29, 2006, the Company issued 1,100,000 shares of common stock in partial settlement of principal. Principal in the amount of $8,056 was converted and no gain or loss was recognized.

PHANTOM ENTERTAINMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)

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

PHANTOM ENTERTAINMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)

Item 5.

Other Information:

On March 17, 2006, September 26, 2006, and November 9, 2006 we filed a registration statement on Form S-8 covering the 2006 Employee Compensation Plan A, B, and C. These compensation plans authorize, respectively, 30,000,000, 130,000,000, and 70,000,000 shares of our common stock. Such shares may be issued to non-executive employees, consultants and professionals from time to time as authorized by our board of directors. In addition, on November 9, 2006, we filed a registration statement on Form S-8 covering the 2006 Executive Stock Compensation Plan - A for 30,000,000 shares of our common stock. With respect to the foregoing 30,000,000 registration statement, a prospectus was also filed in accordance with the requirements of Form S-3 to be used for reofferings and resales of registered shares of common stock which have been issued upon the grants of common stock to executive officers of the Company.

PHANTOM ENTERTAINMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)

Item 6 . Exhibits:

(a) Exhibits:

Exhibit No.	Exhibit Description	Location

10-1	Amendment to Secured Debenture between the Company and James Beshara effective September 22, 2006	Filed herewith

10-2	Conversion Agreement between the Company and Timothy Roberts, dated October 23, 2006.	Filed herewith

31-1	Certification by Chief Executive Officer and Interim Chief Financial Officer pursuant to Sarbanes Oxley Section 302	Filed herewith

32-1	Certification by Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith

PHANTOM ENTERTAINMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 20, 2006 PHANTOM ENTERTAINMENT, INC.

By: /s/ Greg Koler
Greg Koler, Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Principal Accounting and Financial Officer)