Form 10KSB
period 2006-12-31
Phantom Entertainment, Inc.
filed 2007-05-18
CIK 1145019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-50535

  PHANTOM ENTERTAINMENT, INC.
(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	65-1048794 (I.R.S. Employer Identification No.)
222 Grace Church St., Suite 302 Port Chester, NY 10573 (Address of principal executive offices) (Zip Code)

(866) 452-9883 (Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value per share
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

State issuer’s revenues for its most recent fiscal year: $0.

At May 15, 2007, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, was $1,799,433.

The number of shares issued and outstanding of our company’s common stock at May 15, 2007 was 1,799,433,415

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (check one):  ☐ Yes  ☒ No

PHANTOM ENTERTAINMENT, INC.

2006 FORM 10-KSB ANNUAL REPORT

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

PART I

As used in this Annual Report on Form 10-KSB (the “Annual Report”), "we," "us," "our," "Phantom" and "our Company" refer to Phantom Entertainment, Inc. and our subsidiaries, unless the context otherwise requires.

ITEM 1.  DESCRIPTION OF BUSINESS

General Overview

Phantom Entertainment has developed and is manufacturing and marketing the Phantom Lapboard, a combination wireless keyboard, laser mouse and hard surface that enables users to work or play games from any comfortable setting. After establishing sales and distribution of the Phantom Wireless Lapboard, we may seek to develop and market the Phantom Game Service, a video game delivery system designed to allow consumers to search, preview and play a large selection of video games on demand via a broadband Internet connection.

We have not yet generated any revenue from operations. We have entered into major, multi-product licensing agreements with Ione Technology Inc., a worldwide leading manufacturer and marketer of input devices, to manufacture and distribute the Phantom® Wireless Lapboard and Phantom® Wireless Laser Mouse under Ione’s brand name throughout Asia and through Ione’s distributors in the US and Europe in return for royalty and design fees. We anticipate we will begin to receive revenue from these agreements in the 4th quarter of 2007.

The agreements allow Ione Technology to market an Ione wireless lapboard and Ione wireless laser mouse as a combo package and as stand-alone products through Ione’s distributors in the US, Europe in markets throughout Asia including:

•	Taiwan
•	China
•	Hong Kong
•	Japan
•	South Korea
•	Thailand
•	Philippines
•	Indonesia
•	Viet Nam
•	Laos
•	Cambodia
•	Burma
•	Malaysia
•	Singapore
•	India
•	Bangladesh
•	Sri Lanka

We have received a purchase order from Alienware® - the leading manufacturer of high-performance desktop, notebook, media center and professional systems - to manufacture and supply the Phantom® Wireless Lapboard and Phantom® Wireless Laser Mouse for Alienware’s Media Center PCs and its PC gear product line. We anticipate we will begin to receive revenue from Alienware in the 4th quarter of 2007.

We have entered a distribution and sales agreement with Global Marketing Partners to serve the E-Commerce and retail markets throughout the United States. The agreement will aggregate sales of the Phantom Wireless Lapboard through Global Marketing Partner’s distribution channel with Ingram Micro Inc. (NYSE: IM), the world's largest technology distributor and a leading technology sales, marketing and logistics company. We anticipate we will begin to receive revenue from this agreement in the 4th quarter of 2007.

We have entered a sales agreement with Westex Europe NV to serve the E-Commerce, retail and OEM industrial markets throughout Europe. Westex Europe NV, a sales organization for high technology products and solutions, will target original equipment manufacturers (OEMs), value-added resellers (VARS), systems builders and E- commerce retailers in Europe.

In August 2006, we launched a new website and online store to support the marketing and sales of the Phantom Lapboard. The website can be found at www.phantom.net. We have a backlog of online orders for the Phantom Lapboard. Credit card payments will not be charged until the Phantom Lapboard ships. We anticipate we will begin to receive revenue from online orders in the 4th quarter of 2007.

Our ability to generate revenue from the Phantom brand is dependent on our ability to successfully manufacture and market the Phantom Wireless Lapboard under Phantom’s brand name throughout North America and Europe. While we anticipate launching sales and distribution of the Phantom Wireless Lapboard in September 2007, delays may occur and given our limited resources, we need immediate additional capital to manufacture the Phantom Wireless Lapboard as well as to fund general operations.

Phantom Lapboard

Currently our business activities are almost entirely dedicated to manufacturing and marketing of the Phantom Wireless Lapboard. The Phantom Wireless Lapboard includes wireless technology, ergonomic design, one-touch features, programmable keys and a wireless high performance 1200 dpi laser mouse. The Lapboard’s innovative design features a keyboard that rotates 360 degrees to accommodate left or right handed users and inclines on a 22 degree angle with a hard surface below for the Phantom Laser Mouse.

Marketing Overview and Media coverage

In October 2006, we hired Wiredset Digital Agency for online marketing and branding of its Phantom Lapboard and Game Service. The New York agency, best-known for creative online and mobile solutions, was selected for its expertise and success in the online marketing of entertainment and media companies. In 2006, online marketing efforts produced the following online coverage:

Third Party & Blog Marketing

Objective: News Items/Blog Posts - Discussing the Phantom Lapboard

• CrunchGear,
• Gamasutra
• ESB Brain Wave
• Krunker
• Technophobic
• PC Gamer Podcast
• TechBlog
• Engadget
• Slash Gear
• Gizmodo
• Gizmodo UK
• Daily Tech
• I4U
• Gaming Nexus
• Tek News
• Gadget Life
• Tech lime
• Game Zone
• Tech Report
• Firing Squad
• Overclockers Club
• Raptor’s Blog
• Game Planet
• Kotaku
• Wired
• Ubergizmo
• Macworld
• Gadgets Fosfor
• PGNX
• Untangled Life
• New Launches
• 2DayBlog
• Anything & Everything
• GadMag (German)
• BizToolbelt
• Mobile Mag
• Free Load
• Nerd Approved
• Techno Toy
• Ichigo:Noterat (Not English)
• Digital Drops

The Phantom Wireless Lapboard and Phantom Wireless Laser Mouse were featured products in the MTV, Digitallife and Daily Lounge 2006 online holiday gift guides.

Online Video 2.0 Channels:

Objective: Syndicate Phantom promo video across the online video channels.
• YouTube
• MySpace - http://www.myspace.com
• Google - http://video.google.com
• Yahoo! - http://video.yahoo.com
• Microsoft Soapbox - http://soapbox.msn.com
• iFilm - http://www.ifilm.com
• Daily Motion - http://www.dailymotion.com
• Grouper - http://www.grouper.com
• Bolt - http://www.bolt.com
• Blip.tv - http://www.blip.tv
• Vimeo - http://www.vimeo.com
• Vsocial - http://www.vsocial.com
• Clipshack - http://www.clipshack.com
• Eyespot - http://www.eyespot.com
• Metacafe - http://www.metacafe.com
• Castpost - http://www.castpost.com
• Revver - http://www.revver.com
• Vidilife - http://www.vidilife.com

Web 2.0 Marketing:

Objective: Make Phantom assets and web links accessible on Web 2.0 social networks to maximize visibility in Web. 2.0 search and their respective sites.

• OnlyWire - http://www.onlywire.com

Tradeshow Marketing

The Phantom® Wireless Lapboard was viewed by thousands of consumers, retailers, distributors and consumer electronic followers at tradeshows.

•	the Games Convention (GC 2006) August 24-27, at the Leipzig Fair Exhibition Centre in Leipzig, Germany.

•	the 2006 DigitalLife, Ziff Davis Media's leading consumer electronics and entertainment event, October 12-15, at the Jacob Javits Center in New York City.

•	the seventh annual Electronic House Expo November 15-17, at the Long Beach Convention Center in Long Beach, California.

Marketing Objectives & Strategies

Our objective is to increase awareness and build buzz for Phantom Lapboard launch. The Phantom Lapboard is designed with a gamer in mind, and is intended to transform the way gamers think about computer keyboards. To do this, we intend to intercept gamers virally by inhabiting their communities and informing them about the Phantom Lapboard in an informal and provocative manner and leveraging PR assets to create incremental industry and consumer buzz.

Viral Marketing

Viral marketing is sometimes used to describe a version of Internet-based stealth marketing campaigns, including the use of blogs, seemingly amateur web sites, to create word of mouth for a new product or service. Often the ultimate goal of viral marketing campaigns is to generate media coverage via "offbeat" stories worth many times more than the campaigning company's advertising budget. The term "viral advertising" refers to the idea that people will pass on and share appealing and entertaining content; this is often sponsored by a brand, which is looking to build awareness of a product or service. Viral marketing is popular due to the ease of executing the marketing campaign, relative low-cost (compared to direct mail), good targeting, and the high and rapid response rate. The main strength of viral marketing is its ability to obtain a large number of interested people at a low cost.

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

We intend to utilize low cost guerilla events to demo the product, reward involvement and interest from core target groups and to draw media attention to the Phantom Lapboard introduction. We will schedule PR announcements and interviews at appropriate times and intend to introduce highly limited and targeted print and web advertising to support launch and key periods for advertising during the year such as the Game Developers Conference (GDC).

After initial launch, we intend to use database marketing and relationship marketing techniques to build loyalty and increase sales, roll out targeted advertising and promotions to grow initial interest/purchase of lapboard and to support new retailer partnerships, and leverage contract and content partnerships for presence at key industry events, such as E3 at Blizzard booth, gaming tournaments, etc. With respect to leveraging contract and content partnerships, we intend to utilize all of our pre-existing relationships and forge new relationships in order to increase sales of the Phantom Lapboard. Such relationships are likely to include vendors in the games industry.

Distribution Strategy

In August 2006, we launched a new website and online store to support the marketing and sales of the Phantom Lapboard. The website can be found at www.phantom.net. We may establish other sales and marketing distribution channels through brick and mortar retailers. “Brick and mortar retail customers” typically refer to customers of companies that have a physical presence (for example, a building made of “bricks and mortar”) and offer face-to-face consumer experiences, as opposed to an Internet-only presence.

We have received a purchase order from Alienware® - the leading manufacturer of high-performance desktop, notebook, media center and professional systems - to manufacture and supply the Phantom® Wireless Lapboard and Phantom® Wireless Laser Mouse for Alienware’s Media Center PCs and its PC gear product line.

We have entered a distribution and sales agreement with Global Marketing Partners to serve the E-Commerce and retail markets throughout the United States. The agreement will aggregate sales of the Phantom Wireless Lapboard through Global Marketing Partner’s distribution channel with Ingram Micro Inc. (NYSE: IM), the world's largest technology distributor and a leading technology sales, marketing and logistics company.

We have entered a sales agreement with Westex Europe NV to serve the E-Commerce, retail and OEM industrial markets throughout Europe. Westex Europe NV, a sales organization for high technology products and solutions, will target original equipment manufacturers (OEMs), value-added resellers (VARS), systems builders and E- commerce retailers in Europe.

We may establish additional retail partner programs designed to generate recurring revenue streams for retailers from the sale of the Phantom Lapboard. Retailers may receive a percentage of the sales revenue.

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

As of December 31, 2006, we had a total of 6 pending domestic patent applications with the US Patent and Trademark Office, entitled:

(1)	Method And Apparatus For Backlighting Of A Keyboard For Use With A Game Device Application Filed August 2, 2004

(2)	Method For Automatic Patching Of A Sparsely Streamed Application Filed September 29, 2004

(3)	Modified Keyboard And Systems Containing The Keyboard Application Filed May 6, 2005

(4)	Multi-Mode Pointing Device And Systems And Methods Using The Pointing Device Application Filed May 6, 2005

(5)	Multiposition Multilevel User Interface System Application Filed May 6, 2005

(6)	System For Securely Booting A Computer Device Application Filed July 6, 2005

The Phantom Lapboard and Game Service that we hope to re-focus resources on if we are successful with the Phantom Lapboard, may also utilize proprietary firmware and/or software that we develop in order to enhance the gamer’s experience.

We are pursuing federal registration of our trademarks and service marks in the United States with the U.S. Patent and Trademark Office. As of December 31, 2006, we had 2 independent federal trademarks registered, the design of the Phantom logo which expires on December 21, 2014 and the word "Phantom" which expires on June 14, 2015 and 6 applications pending.

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

EMPLOYEES

As of May 14, 2007, we had 3 full-time employees, one who is in engineering and development and 2 of whom are general and administrative personnel. There is no collective bargaining agreement in place.

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

We incurred a loss from operations of $4,454,583 for the year ended December 31, 2006 and a loss from operations of $12,236,530 for the year ended December 31, 2005. Our monthly burn rate is approximately $200,000 per month and, accordingly, we will need to raise approximately $2,400,000 over the next 12 months in order to sustain our current operations. We reduced our staff during the first quarter of 2006 and adjusted associated payroll, benefits, and rent for our corporate headquarters accordingly. With these modifications, we made the aforementioned estimate of our monthly burn rate. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we will continue to incur losses. Additionally, we will continue to incur losses until we are able to market and sell our products. Our possible success is dependent upon the successful development and marketing of our products, as to which there is no assurance. Any future success that we might enjoy will depend upon many factors, including factors out of our control or which cannot be predicted at this time. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel and equipment, reduced margins caused by competitive pressures and other factors. These conditions may have a materially adverse effect upon us or may force us to reduce or curtail operations. In addition, we will require additional funds to sustain and expand our sales and marketing activities, particularly if a well-financed competitor emerges. We need additional financing and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain sufficient funds from operations or external sources would require us to curtail or cease operations.

OUR INDEPENDENT AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER OUR ABILITY TO OBTAIN FUTURE FINANCING.

In their report dated May 15, 2007, our independent auditors stated that our financial statements for the year ended December 31, 2006 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of cash flow constraints, a working capital deficit of $18,344,236, an accumulated deficit of $73,550,242 at December 31, 2006, recurring losses from operations and the default on $2,242,276 of notes payable at December 31, 2006. We continue to experience net losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net losses and stockholders’ deficit increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

BECAUSE WE HAVE A LIMITED OPERATING HISTORY SINCE OUR INCEPTION IN DECEMBER 9, 2002 AND HAVE NOT GENERATED ANY REVENUE SINCE INCEPTION, AND SINCE THE PC ACCESSORY INDUSTRY IS RAPIDLY CHANGING, WE ARE UNABLE TO ACCURATELY FORECAST OUR REVENUES OR OUR ACTUAL COSTS OF OPERATIONS, AND A SHORT-FALL IN REVENUES OR INCREASED COSTS OF OPERATIONS COULD CAUSE A MATERIAL ADVERSE EFFECT IN OUR BUSINESS, RESULTS OF OPERATIONS, AND FINANCIAL CONDITION.

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

As disclosed on Form 8-K filed with the SEC on April 19, 2006 and November 6, 2006, we have an agreement with Itron Technology, Inc., a third-party manufacturer, for the production of the Phantom Lapboard. We expect to rely on sole suppliers for a number of key components for the Phantom Lapboard. We will not control the time and resources that these third parties devote to our business. We cannot be certain that these parties will perform their obligations as expected or that any revenue, cost savings, or other benefits will be derived from the efforts of these parties. If any of these parties breaches or terminates its agreement with us or otherwise fails to perform their obligations in a timely manner, we may be delayed or prevented from commercializing our Phantom Lapboard. Because our relationships with these parties are expected to be non-exclusive, they may also support products and services that compete directly with us, or offer similar or greater support to our competitors. Any of these events could require us to undertake unforeseen additional responsibilities or devote additional resources to commercialize our Phantom Lapboard. This outcome would harm our ability to compete effectively and achieve increased market acceptance and brand recognition.

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

WE EXPECT TO DISTRIBUTE THE PHANTOM LAPBOARD THROUGH RETAIL DISTRIBUTION CHANNELS; IF RETAILERS ARE NOT SUCCESSFUL OR ARE UNWILLING TO SELL OUR PRODUCTS, WE MAY BE UNABLE TO SELL TO SUCH BRICK AND MORTAR RETAIL CONSUMERS.

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

OUR PHANTOM LAPBOARD, WHILE COSTLY TO DEVELOP, MAY FAIL TO GAIN MARKET ACCEPTANCE, IN WHICH CASE WE MAY BE UNABLE TO OPERATE OUR BUSINESS.

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

WE MAY BE UNABLE TO ANTICIPATE CHANGES IN CONSUMER DEMANDS, AND THEREFORE WE MAY NOT MAKE SALES AND COULD POTENTIALLY GO OUT OF BUSINESS.

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

WE DEPEND ON A NUMBER OF KEY PERSONNEL, AND THEIR LOSS MAY CAUSE US TO GO OUT OF BUSINESS.

Our success will depend upon our senior management and technical personnel, particularly Greg Koler, our Chief Executive Officer and Interim Chief Financial Officer. The Company has an employment agreement with Mr. Koler, but such agreement does not mitigate the risk associated with the loss of Mr. Koler’s services. The loss of the services of Mr. Koler or other our senior management and technical personnel may cause us to go out of business. Our success also depends on our ability to attract and retain qualified technical, sales, marketing, customer support, financial and accounting, and managerial personnel. Competition for such personnel in the PC accessories industry can be intense, and we cannot be certain that we will be able to retain our key personnel or that we can attract, integrate or retain other highly qualified personnel in the future.

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

As of December 31, 2006, our principal executive officer and interim principal financial officer evaluated the effectiveness of our disclosure controls and procedures and the effectiveness of our internal controls over financial reporting and concluded that our disclosure controls and procedures and our internal controls over financial reporting were ineffective, as of the end of the periods covered by such report, so as to insure that all of the information required to be reported in our periodic reports was recorded, processed, summarized, and reported, within the time periods specified in the Commission's rules and forms. This was concluded as we were unable to record and properly report sufficient loss contingency accruals to cover possible monetary penalties and interest relating to our failure to file certain payroll and withholding tax returns and to satisfy required withholding and payroll tax obligations. While management is focused on improving our company’s Disclosure Controls to ensure timely and proper reporting, there can be no assurance that other items do not currently exist, or will not occur in the future, that reflect ineffective Disclosure Controls as of the Evaluation Date. Management concluded that the failure to properly account for and disclose the sufficient loss contingency accruals to cover possible monetary penalties and interest relating to our failure to file certain payroll and withholding tax returns and to satisfy required withholding and payroll tax obligations, was a material weakness in our disclosure controls and procedures and our internal controls over financial reporting.

In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control over financial reporting that occurred during the year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Beginning in September 2005, the Company hired new staff to handle finance and legal matters as well as a new Chief Executive Officer but we are not able to confirm that the work performed by this staff improved any potential weaknesses in internal controls and the finance and legal employees were subsequently terminated in December 2006. The Company has not processed any payroll since December 2006 and intends to contract a company specializing in payroll processing to ensure any future payroll processed is fully and accurately reported and that all applicable payroll taxes are fully and accurately paid on a timely basis. The Company still maintains outside finance and legal consultants to assist where appropriate and when funding is available. With additional financing the Company will round out its staff in order to better comply with controls and procedures regulated under the Exchange Act. As a part of this process, the Company has reviewed its accounting treatment of certain convertible debt instruments under FAS 133 and EITF 00-19 and as a result has restated its financial statements from December 31, 2004 through March 31, 2006.

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

THERE IS NO ASSURANCE OF AN ESTABLISHED PUBLIC TRADING MARKET IN OUR COMMON STOCK, WHICH WOULD ADVERSELY AFFECT THE ABILITY OF INVESTORS IN OUR COMPANY TO SELL THEIR SECURITIES IN THE PUBLIC MARKETS.

Although our common stock trades on the Over-the-Counter Bulletin Board (the “OTCBB”), a regular trading market for the securities may not be sustained in the future. The NASD has enacted recent changes that limit quotations on the OTCBB to securities of issuers that are current in their reports filed with the Securities and Exchange Commission. The effect on the OTCBB of these rule changes and other proposed changes cannot be determined at this time. The OTCBB is an inter-dealer, Over-The-Counter market that provides significantly less liquidity than the NASD’s automated quotation system (the “NASDAQ Stock Market”). Quotes for stocks included on the OTCBB are not listed in the financial sections of newspapers as are those for The Nasdaq Stock Market. Therefore, prices for securities traded solely on the OTCBB may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price. Market prices for our common stock will be influenced by a number of factors, including:

•                           the issuance of new equity securities;

•                           changes in interest rates;

•                          competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•                           variations in quarterly operating results;

•                           change in financial estimates by securities analysts;

•                           the depth and liquidity of the market for our common stock;

•                           investor perceptions of our company and the technologies industries generally; and

•                           general economic and other national conditions.

THE LIMITED PRIOR PUBLIC MARKET AND TRADING MARKET MAY CAUSE VOLATILITY IN THE MARKET PRICE OF OUR COMMON STOCK.

Our common stock is currently traded on a limited basis on the OTCBB under the symbol “PHEI.OB” The quotation of our common stock on the OTCBB does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years such market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our common stock is thus subject to volatility. In the absence of an active trading market:

•                           investors may have difficulty buying and selling or obtaining market quotations;

•                           market visibility for our common stock may be limited; and

•                           a lack of visibility for our common stock may have a depressive effect on the market for our common stock.

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

IF WE FAIL TO MAINTAIN EFFECTIVE INTERNAL CONTROLS OVER FINANCIAL REPORTING, THE PRICE OF OUR  COMMON STOCK MAY BE ADVERSELY AFFECTED.

Our internal controls over financial reporting may have weaknesses and conditions that need to be addressed, the disclosure of which may have an adverse impact on the price of our common stock. We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. In addition, our management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal controls over financial reporting, disclosure of our management’s assessment of our internal controls over financial reporting or disclosure of our public accounting firm’s attestation to or report on management’s assessment of the Company’s internal controls over financial reporting may have an adverse impact on the price of our common stock.

UPON SUCH TIME AS OUR STOCK IS ACTIVELY TRADED, STANDARDS FOR COMPLIANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002 ARE UNCERTAIN, AND IF WE FAIL TO COMPLY IN A TIMELY MANNER, OUR BUSINESS COULD BE HARMED AND OUR STOCK PRICE COULD DECLINE.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of the assessment by our independent registered public accountants. The requirement of an annual assessment of our internal control over financial reporting currently already applies to our company, and the attestation of the assessment by our independent registered public accountants will first apply to our annual report for fiscal year ended December 31, 2007. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of the assessment by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

WE HAVE NOT PAID CASH DIVIDENDS IN THE PAST AND DO NOT EXPECT TO PAY CASH DIVIDENDS IN THE FUTURE. ANY RETURN ON INVESTMENT MAY BE LIMITED TO THE VALUE OF OUR STOCK.

We have never paid cash dividends on our stock and do not anticipate paying cash dividends on our stock in the foreseeable future. The payment of cash dividends on our stock will depend on our earnings, financial condition and other business and economic factors affecting us at such time as the board of directors may consider relevant. If we do not pay cash dividends, our stock may be less valuable because a return on your investment will only occur if our stock price appreciates

ITEM 2.  DESCRIPTION OF PROPERTY

The company is currently in negotiations to secure new corporate headquarters due to the closing of the Seattle, WA office and relocating back to Florida. The company is currently using the following address as the address for its corporate headquarters” 222 Grace Church St. Suite 302 # 1000135, Port Chester, NY 10573, U.S.A

ITEM 3.  LEGAL PROCEEDINGS

Beshara v. Infinium Labs Corporation, No. 2005 CA 005103 NC. In May 2005, Beshara sued us in the Circuit Court for Sarasota County, Florida, alleging default of a promissory note and seeking damages of approximately $1,400,000.00. On October 25, 2005, we settled accrued interest through October 31, 2005, together with reasonable attorneys’ fees, in the amount of $384,192 through issuance of 7,114,667 shares of our stock. On March 17, 2006, we entered into a conversion agreement with Beshara in order to reduce a portion of the outstanding principal and interest with 40,000,000 shares of common stock (as of May 22, 2006). In September 2006, the parties amended the promissory note to add for conversion of debt into equity. As of September 30, 2006, the remaining principal on the debt is approximately $986,449. So long as Beshara continues to convert debt into equity the foregoing action shall be abated.

Black Rocket Euro RSCG, LLC v. Phantom Entertainment, Inc., No. 2005 CA 5008 NC. In May 2005, Black Rocket sued us in the Circuit Court for Sarasota County, Florida, alleging breach of contract and seeking damages in the amount of $95,272.00. Due to an administrative error, our attorney neglected to file a notice of appearance and on January 25, 2006, Black Rocket obtained a default judgment in the amount of $104,629. We have recorded $104,629 as well as $4,977 in accrued interest, as of September 30, 2006, in accounts payable.

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

GMR Marketing, LLC, v. Phantom Entertainment, Inc., No. 20050CA-10535NC. In January 2006, GMR sued us in the District Court of Florida, Sarasota County, alleging that it rendered advertising services and that the Company failed to pay for such services thereby breaching the contract. GMR sought damages in the amount of $107,544. Due to an error with our Florida counsel an answer to the complaint was not filed and on February 1, 2005 GMR received a default judgment in the amount of $107,883. Through September 30, 2006, the Company has recorded a total of $114,284, including interest, in accounts payable. On October 25, 2006, the parties entered into a settlement agreement whereby the Company agreed to pay GMR $71,000 no later than December 20, 2006 in exchange for a full release of all previous claims.

Longview Special Finance, Inc. v. Phantom Entertainment, Inc., No. 06 CV 1772. In March 2006, Longview sued us in United States District in the Southern District of New York alleging breach of contract and requesting, in part, issuance of all remaining shares requested in prior conversion notices. The March complaint contained various errors. The parties entered into a negotiated settlement related to a portion of Longview’s claims on April 7, 2006. Under the terms of the agreement, the Company converted a portion of Longview’s requested conversion request and Longview agreed to dismiss the aforementioned matter in May 2006 and standstill on any further request for conversion or bring any additional claim on with respect to the Company’s failure to reserve adequate shares for Longview or deliver shares under a conversion. Although the Company has materially performed, Longview has not dismissed the action. In November 2006, Plaintiff submitted an amended complaint with similar claims and requested a hearing, currently scheduled for late November, on its request for an injunction.  The Company intends to respond vigorously to these claims and file counterclaims as well. On March 30, 2007, the Company and the Holders completed the settlement of the Action and entered into a Settlement Agreement (the “Agreement”) dated as of March 22, 2007 with the Holders pursuant to which the Company agreed to issue 425,000,000 shares of free-trading common stock to the Holders in exchange for the Holders agreeing to enter into general releases and to petition the Court to dismiss the Action with prejudice. On March 30, 2007, the Court so ordered the adoption of the Agreement and general releases were executed and delivered by the parties. See Current Report on Form 8-K filed with the SEC on April 3, 2007.

Merrill Lynch, Pierce, Fenner & Smith v. Phantom Entertainment, Inc., No. 06-2-05618-3 SEA. In February 2005, we entered into a Stipulation and Order for Entry of Judgment with Merrill Lynch pertaining to our default in rent of $127,312 due under our lease with Merrill Lynch (for our former corporate headquarters). The foregoing matter was adjudicated in the Superior Court for the State of Washington, in and for the County of King. In partial consideration of the entry of the judgment the lease, originally set to expire in August 2006, terminated on February 28, 2006 with no further monetary obligations. Subsequent to the entry of the order the parties entered into a settlement agreement that provided for a payment schedule of $5,000 per month with a final balloon payment due in July 2006. The Company intended on using proceeds from an SB-2 registration, but was unable to do so after the SB-2 was withdrawn on May 23, 2006. The Company was in default on the settlement agreement when it failed to make the balloon payment by July 31, 2006. In September 2006, Merrill Lynch assigned its rights to enforce the settlement agreement, and all other rights, to Fred Niedrich, a third party. On September 20, 2006, the parties entered into a new settlement agreement whereby the total debt due of $118,289 was settled for $100,000 pursuant to 3(a)(10) of the Securities Act of 1933.

Morley and Campbell v. Timothy Roberts and Phantom Entertainment, Inc., No. D-1-GN-06-000851. In April 2006, Morley and Campbell sued Timothy Roberts individually and the Company in the District Court, 200 Judicial District, Travis County, Texas for breach of contract in failing to perform the remainder of an Asset Purchase Agreement and Assignment of Rights between plaintiffs and Roberts. The total claim is for $30,000. Phantom is defending itself vigorously in this suit and has retained local counsel in order to do so. No contingency has been accrued as of September 30, 2006. As of the date of this Annual Report, the plaintiff has not pursued any further remedies, and the Company believes that the action has been dropped.

M. Tyler Boles v. Phantom Entertainment, Inc., No. V06-30. In January 2006, M. Tyler Boles sued us in the General District Court for Nelson County, Delaware, alleging a claim for money and seeking damages in the amount of $1,200. A judgment was entered in March 2006 for $1,254 and we have recorded $1,300, including interest through September 30, 2006, in accounts payable.

Oracle USA, Inc. v. Phantom Entertainment, Inc. , No. C05-5049. In December 2005, Oracle USA sued us in the United States District Court, Northern District of California, San Francisco Division, alleging that the Company placed orders for software, failed to pay for such orders and thus breached the contract and seeking damages in the amount of $198,818. In March 2006 judgment was entered against the Company in the aforementioned court for $199,068 and, as of September 30, 2006, this amount has been recorded in accounts payable.

Ronald Westman v. Phantom Entertainment, Inc. , No. 2006 CA 010711 NC. In November 2006, Ronald Westman filed an action in the Circuit Court for Sarasota County, Florida. The Company has not been served with the summons and complaint and, therefore, can not provide any further detail.

SBI USA, LLC v. Phantom Entertainment, Inc., No. 05CC10694. In November 2005, SBI USA, LLC, sued us in the Superior Court of California, Orange County, alleging breach of contract and seeking damages in the amount of $58,000. Judgment was entered against the Company in the aforementioned court in April 2006 for $55,000 and we have recorded $59,213, including interest through September 30, 2006, in accounts payable.

Walter Dorwin Teague Associates v. Phantom Entertainment, Inc., No. 05-9-35846-2. In December 2005, Teague Associates entered an arbitration award in the Superior Court for King County, Washington. The judgment is for $51,843 and we have recorded $55,734, including interest through September 30, 2006, in accounts payable. Teague & Associates was retained in 2004 to assist and support various industrial design requirements associated with hardware for the Phantom Game Service. The Company defaulted on its payment obligations and this resulted in the associated arbitration award.

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

In May 2006, Mr. Roberts, in his personal capacity, was served with a complaint from the SEC in the matter entitled Securities and Exchange Commission vs. Timothy M. Roberts in the US District Court for the Middle District of Florida, Orlando Division, pursuant to which the SEC alleges that Mr. Roberts made false statements with regard to the Company’s prospects while at the same time selling his shares of the Company’s common stock for personal gain through his alleged participation in a “phony fax scam”. The SEC seeks judgment against Mr. Roberts enjoining him from future violations of securities laws, requiring that he disgorge any gain or benefit he received from past violations, and imposing penalties for the violations. Further, the SEC seeks a judgment prohibiting Mr. Roberts from serving in the future as an officer or director of a public company and from participating in any offering of “penny stocks”. While the Board of Directors has currently agreed to indemnify Mr. Roberts’ legal expenses specifically related to this matter, no accrual has been made as of September 30, 2006. On May 9, 2007, the Board of Directors agreed to authorize and directed the Company to (i) fully indemnify Mr. Roberts against the nature of the action arising out of the SEC Complaint and (ii) enter into a settlement agreement whereby the total debt due of $2,062.50 was to be settled for the same amount pursuant to 3(a)(10) of the Securities Act of 1933. On the same date, the Company entered into the aforementioned settlement agreement.

John Fife v. Phantom Entertainment, Inc. , No. 2006 CA 012309 NC. In December 2006, John Fife filed an action in the Circuit Court for Sarasota County, Florida. Subsequently, the Board of Directors agreed to authorize and directed the Company to enter, and the Company entered, into a settlement agreement whereby the total debt due of $166,000.00 was settled for the same amount pursuant to 3(a)(10) of the Securities Act of 1933.

Phantom Investors LLC v. Phantom Entertainment, Inc. , No. 2005 CA 001211 NC. In February 2005, Phantom Investors LLC filed an action in the Circuit Court for Sarasota County, Florida. Subsequently, the Board of Directors agreed to authorize and directed the Company to enter, and the Company entered, into a settlement agreement whereby the amount agreed to by the parties was settled pursuant to 3(a)(10) of the Securities Act of 1933.

Federal Insurance Company v. Phantom Entertainment, Inc. , No. 2006 CA 005201 NC. In June 2006, Federal Insurance Company filed an action in the Circuit Court for Sarasota County, Florida. The Company intends to vigorously defend itself in this action.

The Motley Fool Inc. v. Phantom Entertainment, Inc. , No. 2006 CA 002132 NC. In March 2006, The Motley Fool Inc., filed an action in the Circuit Court for Sarasota County, Florida. Subsequently, the Board of Directors agreed to authorize and directed the Company to enter, and the Company entered, into a settlement agreement whereby the amount agreed to by the parties was settled pursuant to 3(a)(10) of the Securities Act of 1933.

Centerpointe Property LLC v. Phantom Entertainment, Inc., No. 2006 CA 001216 NC. In February 2006, Centerpointe Property LLC filed an action in the Circuit Court for Sarasota County, Florida. Subsequently, the Board of Directors agreed to authorize and directed the Company to enter, and the Company entered, into a settlement agreement whereby the amount agreed to by the parties was settled pursuant to 3(a)(10) of the Securities Act of 1933.

Beshara Edward C v. Phantom Entertainment, Inc., No. 2006 CA 000206 NC. In January 2006, Edward Beshara filed an action in the Circuit Court for Sarasota County, Florida. Subsequently, the Board of Directors agreed to authorize and directed the Company to enter, and the Company entered, into a settlement agreement whereby the amount agreed to by the parties was settled pursuant to 3(a)(10) of the Securities Act of 1933.

Beshara James v. Phantom Entertainment, Inc., No. 2005 CA 011388 NC. In November 2005, James Beshara filed an action in the Circuit Court for Sarasota County, Florida. Subsequently, the Board of Directors agreed to authorize and directed the Company to enter, and the Company entered, into a settlement agreement whereby the amount agreed to by the parties was settled pursuant to 3(a)(10) of the Securities Act of 1933.

Beshara Edward C and Beshara Sharon M v. Phantom Entertainment, Inc., No. 2005 CA 010933 NC. In November 2005, Edward Beshara and Sharon Beshara filed an action in the Circuit Court for Sarasota County, Florida. Subsequently, the Board of Directors agreed to authorize and directed the Company to enter, and the Company entered, into a settlement agreement whereby the amount agreed to by the parties was settled pursuant to 3(a)(10) of the Securities Act of 1933.

GMR Marketing, LLC, v. Phantom Entertainment, Inc., No. 20050CA-010535 NC. In October 2005, GMR filed an action in the Circuit Court of Florida, Sarasota County.

Tops Staffing Services v. Phantom Entertainment, Inc., No. 2005 CC 5829 NC. In 2005, Tops Staffing Services filed an action in the Circuit Court for Sarasota County, Florida. On January 26, 2007, plaintiff obtained a Final Default Judgment against the Company.

John W. Anderson and Adam Goldblatt v. Phantom Entertainment, Inc. In 2007, John W. Anderson and Adam Goldblatt filed an action in the Superior Court for Seattle County, Washington. On January 30, 2007, plaintiff obtained a Default Judgment against the Company for unpaid compensation and related damages in the aggregate amount of 106,109.19.

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We may become involved in material legal proceedings in the future.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on March 15, 2007 beginning at 10:00 a.m., local time, at Tampa Airport Marriott Hotel, Tampa International Airport, Tampa, FL.

There were present in person or by proxy 852,541,059 shares of common stock, of a total of 1,184,234,723 shares of common stock entitled to vote.

774,358,297 shares were voted in favor to amend our Certificate of Incorporation to increase the number of authorized shares of common stock of the Company from 1,200,000,000 shares to 2,400,000,000 shares.

828,300,885 shares were voted in favor of the appointment of Kempisty & Company as our independent auditors for the fiscal year ending December 31, 2007.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock

Our common stock is quoted on the OTC Bulletin Board under the symbol "PHEI.OB".

The following quotations reflect the high and low for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low bid prices of our common stock for the periods indicated below are as follows:

Quarter Ended	High	Low
12/31/06	$0.01	$0.003
09/30/06	$0.01	$0.009
06/31/06	$0.03	$0.009
03/31/06	$0.46	$0.012
12/31/2005	$0.04	$0.001
09/30/2005	$0.12	$0.04
06/30/2005	$0.28	$0.09
03/31/2005	$1.60	$0.24

HOLDERS

As of March 21, 2007, we had approximately 350 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Corporate Stock Transfer, Denver, Colorado, (303) 282-4800.

COMMON STOCK

We are authorized to issue up to 2,400,000,000 shares of common stock, par value $.0001 per share. As of May 15, 2007, approximately 1,799,433,415 shares of our common stock are issued and outstanding.

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

Recent Unregistered Sales of Securities

The following unregistered securities have been issued by us since January 1, 2006 and have not been previously disclosed in our Quarterly Reports on Form 10-Q or in our Current Reports on Form 8-K:

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

During October 2006, the Company issued 69,172,000 shares of common stock in partial settlement of principal and interest aggregating $315,535 ($0.0046 per share). Principal in the amount of $301,967 and interest in the amount of $13,568 was converted and no gain or loss was recognized.

During November 2006, the Company issued 49,728,000 shares of common stock in partial settlement of principal and interest aggregating $203,589 ($0.0041 per share). Principal in the amount of $199,751 and interest in the amount of $3,838 was converted and no gain or loss was recognized.

During November 2006, the Company issued 20,000,000 shares of common stock in full settlement of a note and accrued interest. The fair value was $102,000 ($0.0051 per share). Principal and interest in the amount of $102,158 was converted and a $158 gain was recognized.

During November 2006, the Company issued 19,940,582 shares of common stock in full settlement of a note and accrued interest. The fair value was $97,709 ($0.0049 per share) and no gain or loss was recognized.

During November 2006, the Company issued 1,849,568 shares of common stock in partial settlement of principal. Principal in the amount of $4,836 ($0.0026 per share) was converted and no gain or loss was recognized.

All of the above offerings and sales were deemed to be exempt under rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of Phantom Entertainment, Inc., or executive officers of Phantom Entertainment, Inc., and transfer was restricted by Phantom Entertainment, Inc., in accordance with the requirements of the Securities Act of 1933, as amended. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Equity Compensation Plan Information

The following table set forth the information as of December 31, 2006 with respect to compensation plans under which equity securities of the Company are authorized for issuance:

Plan Category	Number of Shares to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a)) (c)

Equity Compensation plans approved by stockholders	0	N/a	0
Equity Compensation plans not approved by stockholders	392,000,000	N/a	392,000,000
Total	392,000,000	N/a	392,000,000

Our 2006 and 2005 Stock Compensation Plans

The purpose of each of our 2006 Stock Compensation Plans-A through -C and 2005 Stock Compensation Plans-A through -D is to help us retain executive and non-executive employees, consultants, professionals, and service providers who provide services to the Company in connection with, among other things, the Company's obligations as a publicly-held reporting company. In addition, we expect to benefit from the added interest that the awardees will have in our welfare as a result of their ownership or increased ownership of our common stock. The Board of Directors will select who will receive awards and the amount and nature of such awards.

Over the last two years, we have been able to hire executive and non-executive employees and engage consultants, professionals, and service providers by compensating them through the issuance of shares of our common stock. This afforded us the ability to utilize our cash, at a time when we were seeking out financing and working with our creditors with respect to restructuring outstanding obligations We believe that, for the foreseeable future, it is in our best interests to be able to continue to engage and compensate such persons through the payment of our shares of common stock.

Awards authorized under the each of our 2006 Stock Compensation Plans-A through -C and 2005 Stock Compensation Plans-A through -D consist of shares of our common stock. Such awards may be subject to forfeiture in the event of premature termination of engagement, failure to meet certain performance objectives, or other conditions, as may be determined by the Board of Directors.

Each of the 2006 Stock Compensation Plans-A through -C and 2005 Stock Compensation Plans-A through -D is administered by the Board of Directors. Subject to the express terms and conditions of the 2006 Stock Compensation Plans and 2005 Stock Compensation Plans, the Board of Directors has full power to make Awards, to construe or interpret the 2006 Stock Compensation Plans and the 2005 Stock Compensation Plans, to prescribe, amend and rescind rules and regulations relating to it and to make all other determinations necessary or advisable for its administration. Except as otherwise provided in the 2006 Stock Compensation Plans and the 2005 Stock Compensation Plans, the Board of Directors may also determine which persons shall be granted Awards, the nature of the Awards granted, the number of shares subject to Awards and the time at which Awards shall be made. Such determinations will be final and binding.

The only class of stock subject to an Award is common stock. We have an aggregate of 260,000,000 shares of common stock reserved for issuance under the 2006 Stock Compensation Plans of which an aggregate of 260,000,000 are issued an outstanding. We have an aggregate of 132,000,000 shares of common stock reserved for issuance under the 2005 Stock Compensation Plans of which an aggregate of 132,000,000 are issued an outstanding.

In the event that our outstanding shares of Common Stock are increased, decreased or changed or converted into other securities by reason of merger, reorganization, consolidation, recapitalization, stock dividend, extraordinary cash dividend or other change in our corporate structure affecting the stock, the number of shares that may be delivered under the 2006 Stock Compensation Plans and the 2005 Stock Compensation Plans and the number and/or the purchase price of shares subject to outstanding Awards under the 2005 Stock Compensation Plans may be adjusted at the sole discretion of the Board of Directors to the extent that the Board of Directors determines to be appropriate, provided, however, that the number of shares subject to any Awards will always be a whole number.

The 2006 Stock Compensation Plans and the 2005 Stock Compensation Plans will expire ten years after their approval by the Board, but the Board of Directors may terminate the 2006 Stock Compensation Plans and the 2005 Stock Compensation Plans at any time prior to that date and Awards granted prior to such termination may extend beyond such date. Termination of the 2006 Stock Compensation Plans and the 2005 Stock Compensation Plans will not alter or impair, without the consent of the Awardee, any of the rights or obligations of any Award made under the 2005 Stock Compensation Plans.

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

In the event of a participant's retirement, permanent disability or death, or in cases of special circumstances, the Board of Directors may waive any or all of the remaining restrictions and limitations imposed under the 2006 Stock Compensation Plans and the 2005 Stock Compensation Plans with respect to any Awards.

Restrictions on Transferability. These Shares of stock may not be sold, exchanged, transferred, pledged, hypothecated, or otherwise disposed of until such time as any stated restrictions lapse. The Board of Directors, in its absolute discretion, may impose such restrictions on the transferability of the Awards granted in the 2006 Stock Compensation Plans and the 2005 Stock Compensation Plans as it deems appropriate. Any such restrictions shall be set forth in the Agreement with respect to such Awards and may be referred to on the certificates evidencing shares issued pursuant to any such Award. Shares of restricted stock will be evidenced by a certificate that bears a restrictive legend.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Overview

Phantom Entertainment has developed and is manufacturing and marketing the Phantom Lapboard, a combination wireless keyboard, laser mouse and hard surface that enables users to work or play games from any comfortable setting. After establishing sales and distribution of the Phantom Wireless Lapboard, we may seek to develop and market the Phantom Game Service, a video game delivery system designed to allow consumers to search, preview and play a large selection of video games on demand via a broadband Internet connection.

We have not yet generated any revenue from operations. We have entered into major, multi-product licensing agreements with Ione Technology Inc., a worldwide leading manufacturer and marketer of input devices, to manufacture and distribute the Phantom® Wireless Lapboard and Phantom® Wireless Laser Mouse under Ione’s brand name throughout Asia and through Ione’s distributors in the US and Europe in return for royalty and design fees. We anticipate we will begin to receive revenue from these agreements in the 4th quarter of 2007.

We have received a purchase order from Alienware® - the leading manufacturer of high-performance desktop, notebook, media center and professional systems - to manufacture and supply the Phantom® Wireless Lapboard and Phantom® Wireless Laser Mouse for Alienware’s Media Center PCs and its PC gear product line. We anticipate we will begin to receive revenue from Alienware in the 4th quarter of 2007.

We have entered a distribution and sales agreement with Global Marketing Partners to serve the E-Commerce and retail markets throughout the United States. The agreement will aggregate sales of the Phantom Wireless Lapboard through Global Marketing Partner’s distribution channel with Ingram Micro Inc. (NYSE: IM), the world's largest technology distributor and a leading technology sales, marketing and logistics company. We anticipate we will begin to receive revenue from this agreement in the 4th quarter of 2007.

We have entered a sales agreement with Westex Europe NV to serve the E-Commerce, retail and OEM industrial markets throughout Europe. Westex Europe NV, a sales organization for high technology products and solutions, will target original equipment manufacturers (OEMs), value-added resellers (VARS), systems builders and E- commerce retailers in Europe.

In August 2006, we launched a new website and online store to support the marketing and sales of the Phantom Lapboard. The website can be found at www.phantom.net. We have a backlog of online orders for the Phantom Lapboard. Credit card payments will not be charged until the Phantom Lapboard ships. We anticipate we will begin to receive revenue from online orders in the 4th quarter of 2007.

Our ability to generate revenue from the Phantom brand is dependent on our ability to successfully manufacture and market the Phantom Wireless Lapboard under Phantom’s brand name throughout North America and Europe. While we anticipate to launch sales and distribution of the Phantom Wireless Lapboard in September 2007, delays may occur and given our limited resources, we need immediate additional capital to manufacture the Phantom Wireless Lapboard as well as to fund general operations.

Currently our business activities are almost entirely dedicated to manufacturing and marketing of the Phantom Wireless Lapboard. The Phantom Wireless Lapboard includes wireless technology, ergonomic design, one-touch features, programmable keys and a wireless high performance 1200 dpi laser mouse. The Lapboard’s innovative design features a keyboard that rotates 360 degrees to accommodate left or right handed users and inclines on a 22 degree angle with a hard surface below for the Phantom Laser Mouse.

Plan of Operations

We have incurred recurring losses from operations since inception. Our loss from operations for the year ended December 31, 2006 was $4,454,583, as compared to our loss from operations for the year ended December 31, 2005 of $12,236,530. At December 31, 2006, we had a working capital deficit of $18,344,236 and accumulated net losses since inception of $73,550,242. In their report on our audited financial statements for the year ended December 31, 2006, our independent auditors expressed substantial doubt about our ability to continue as a going concern.

Our activities to date have been funded by equity and debt investments. As of December 31, 2006, we had received approximately $9,677,147 million in equity investments and $8,072,572 in debt and convertible debt financings. The following is an account of how these funds have been utilized:

Purchase of property and equipment	$990,467

Development costs (costs net applicable payables)	2,336,375

Advertising (expenses net applicable payables)	1,294,778

Salary expense (expense net shares issued for employee services and wages/taxes payable)	5,925,926

Consultants and professional fees (expenses net shares issued for services and applicable payables)	1,781,164

General and administrative (expenses net non cash expenses [i.e. depreciation] and applicable payables)	3,811,916

Cash repayments of notes payable	1,075,000

Cash interest payments	534,093

Total cash utilized	$17,749,719

On June 30, 2006, the Company borrowed $100,000 under an 8% promissory note. The note was funded in three tranches: $20,000 (due upon mutual execution of the note), $35,000 (due twenty-one days after mutual execution), and $45,000 (due forty-two days after mutual execution). The note is due no later than two months following the final traunche (estimated at one hundred and two days after mutual execution of the note). The obligation to issue the collateral was conditioned upon prior written request of the note holder prior to the associated funding and the execution of an escrow agreement with the note holder’s attorney. The Company agreed to grant the note holder three certificates to collateralize the note of 4,000,000 shares, 7,000,000 shares, and 9,000,000 shares of common stock. The note holder has not made any requests to escrow the collateral and has not established the aforementioned escrow agreement and, accordingly, the collateral has not been presented. As additional consideration for the note, the Company agreed to (i) re-price certain pre-existing warrants, (ii) issue 1,357,800 new warrants, with a fair value of $13,952 (which has been recorded as a derivative with the initial amount treated as a discount to the note and amortized over the term of the note), to parties designated by the note holder and (iii) issue, subject to full performance of the funding obligations by note holder, to note holder an additional 10,000,000 new warrants with a fair value of $86.048 (which has been recorded as a derivative with the initial amount treated as a discount to the note and amortized over the term of the note) . The new warrants described herein and expire in five years from the effective grant date and have an exercise price of $.015 per share. On November 30, 2006, the entire amount of the note and accrued interest was converted at a per share price of $0.0051. The Company recognized a $158 gain on the conversion.

On January 25, 2006, the Company borrowed $50,000 under a three year 5.25% unsecured promissory note with 5,000,000 warrants attached at an exercise price of $1.09. Pursuant to the SEC’s request, the associated registration statement was withdrawn on May 23, 2006. Accordingly, we were unable to obtain an effective registration and, as of June 23, 2006, were in default under the terms of the note. The note holder has accelerated the note, including a $15,000 penalty, which are due immediately. The note holder has also requested repayment for prepaid warrants of $285,000, but the Company disputes the associated claims with respect to these funds. At September 30, 2006, the outstanding balance on the note including interest and the penalty is $66,526. The note, interest and penalty are in default.

On January 1, 2006, the Company converted to a promissory note $91,775, issued to Timothy Roberts, a Director, of related unpaid expense reimbursements incurred while Mr. Roberts was employed as a full-time employee. The note is unsecured and bears an 8% rate of interest. On October 24, 2006, the entire amount of the note and accrued interest was converted at a per share price of $0.0049. The Company recognized no gain or loss on the conversion.

At December 31, 2006, we were in default on payment of promissory notes with a principal amount of $2,242,276. Our outstanding debt for borrowed money has generally been provided on a short-term basis, bears interest at rates ranging from 8% to 17% and, in many cases, was accompanied by the grant of common stock or warrants to purchase common stock, which contributed to the costs of the financings. On December 7, 2006, the Company issued Original Issue Discount Secured Notes in the aggregate principal amount of $250,000 to John Fife, an accredited investor, in three equal denominations for an aggregate purchase price of $150,000. The Notes mature on January 6, 2007, March 7, 2007 and June 7, 2007, respectively. The Notes do not bear interest; provided, however, default interest equal to 18% per annum is payable to the Mr. Fife upon an event of default, as defined in the Notes. Upon at least five, but no more than 10 business days advanced written notice, the Company has the right to prepay all or part of any outstanding amounts under the Notes without penalty at any time prior to the respective maturity dates.  The Notes are secured by a Stock Pledge Agreement dated as of December 7, 2006 between the Company and the Mr. Fife, wherein the Company agreed to pledge 129,000,000 shares of common stock (the “Collateral”) as security for (i) the performance of the Company of its obligations under the Notes, and (ii) the performance by Timothy Roberts, the Company’s Chairman of the Board of Directors, of his Guaranty delivered to the Holder on December 7, 2006. Pursuant to the Agreement, if on any weekly anniversary subsequent to the date of issuance of the Notes, the market value of the Collateral then held by in escrow does not equal or exceed 2.25 times the principal amount of the Notes, then the Pledgor shall deliver to the Holder, within 5 business days of such date, a certificate for additional Collateral equal to not less than 2.25 times the principal amount of the Notes. If the Company fails to deliver a certificate for additional Collateral to the Holder within 5 business days, the Company shall pay to the Holder, in cash, an amount equal to $250 per business day until such certificate is delivered.

As of December 31, 2006, we have recorded an aggregate of $5,924,900in debt discount, of which $5,924,900 was amortized as interest expense.

As of December 31, 2006, the Company currently owes an aggregate of $845,000 to these publishers pursuant to these agreements and, if we fail to pay these advances, these agreements may be terminated.

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

Subject to obtaining sufficient financing, we anticipate focusing our efforts over the next 12 months on the following principal activities:

Completing Development of the Phantom Lapboard - The Phantom Lapboard was originally intended for retail launch in 2004 and its design was based upon that premise. We are currently in the process of revising and updating the hardware to take advantage of newer technology to ensure that the product is technically compelling and that we are able to have an adequate supply of components. This includes changes to the mouse optical subsystem to a newer laser mechanism allowing users to utilize the mouse on a wider variety of surfaces. Users may operate the Phantom Lapboard from a tabletop which often has a reflective surface. The laser mechanism provides much broader compatibility with this type of surface. The Company believes that utilizing more recent components allows it the opportunity to have an adequate supply, but in no way “ensures” that it will have this supply. Prototypes of the Lapboard will be issued in the 2nd quarter of 2007 to wholesale buyers in the North American and European markets to determine forecasts for manufacturing the Lapboard. Wholesale buyers will be utilized through the sales channels of Global Partners Inc. U.S. and Westex N.V for the European sales channels.

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

Critical Accounting Policies

STOCK-BASED COMPENSATION

We believe that stock-based compensation is a critical accounting policy that affects our financial condition and results of operations. Statement of Financial Account Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation defines a fair-value based method of accounting for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. We have chosen to continue to account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and related interpretations.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The accounting provisions of FIN No.48 are effective for fiscal years beginning after December 15, 2006. The Company is currently assessing whether adoption of this Interpretation will have an impact on our financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this standard on its financial statement.

ITEM 7.  FINANCIAL STATEMENTS

Our consolidated financial statements are included beginning on page F-1 immediately following the signature page to this Annual Report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 2, 2007, Webb & Company, P.A. (the "Former Accountant") was dismissed as the auditors for the Company. On January 3, 2007, the Company engaged Kempisty & Company (the "New Accountant"), as its independent certified public accountant. The Company's decision to engage the New Accountant was approved by its Board of Directors on January 2, 2007.

The reports of the Former Accountant on the financial statements of the Company for each of the two most recent fiscal years, did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles for the two most recent fiscal years and all subsequent interim periods, except that the Former Accountant's opinion in its report on the Company's financial statements expressed substantial doubt with respect to the Company's ability to continue as a going concern for the last two fiscal years.

During the Company's two most recent fiscal years and the subsequent interim period through the date of dismissal, there were no reportable events as the term described in Item 304(a)(1)(iv) of Regulation S-B.

During the Company's two most recent fiscal years and the subsequent interim period through the date of dismissal, there were no disagreements with the Former Accountant on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of the Former Accountant, would have caused it to make reference to the subject matter of the disagreements in connection with its reports on these financial statements for those periods.

The Company did not consult with the New Accountant regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and no written or oral advice was provided by the New Accountant that was a factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issues.

Item 8A.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2006, our Chief Executive Officer and Interim Chief Financial Officer has concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Interim Chief Financial Officer also concluded that, as of December 31, 2006, our disclosure controls and procedures were [not] effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding required disclosure.

Through the filing of our annual report on Form 10-KSB for the year ended 2006, our Disclosure Controls were not effective in enabling us to record and properly report embedded conversion features and freestanding warrants pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” As such, in September 2006, the Company restated its 10-KSB for the years ended 2004 and 2005, all quarterly periods in 2005, and for the period ending March 31, 2006. The unaudited financial statements included on Form 10-QSB for the period ended June 30, 2006 reflect the correct accounting treatment for transactions suggesting treatment under EITF 05-04 and 00-19.

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the relationship between the benefit of desired controls and procedures and the cost of implementing new controls and procedures.

(b) Changes in Internal Controls

During the year ended December 31, 2006, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8A.  CONTROLS AND PROCEDURES

Not applicable.

Item 8B.  OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the names and ages of our executive officers and directors as of December 31, 2006.

Name	Age	Position	Director Since
Greg Koler	50	Chief Executive Officer, Interim Chief Financial Officer and Director	2006
Richard Angelotti	62	Director	2004
Timothy Roberts	36	Chairman of the Board of Directors	2004

The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors and executive officers are as follows:

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

Timothy Roberts, Chairman of the Board of Directors.

TIMOTHY M. ROBERTS was the founder of our predecessor, Infinium Labs Operating Corporation, and has been our Chairman and a member of our board of directors since the merger of our subsidiary into Infinium Labs Operating Corporation. He was also the Chief Executive Officer and Chief Financial Officer from inception through August 15, 2005. Prior to founding Phantom Entertainment in December 2002, Mr. Roberts was Chairman and Chief Executive Officer for Broadband Investment Group from 1999 through 2000. Broadband Investment Group was a holding company which owned a portfolio of service companies which handled technology layers 1-7. Prior to that, he was Chairman and Chief Executive Officer for Intira Corporation from 1997 through 1999 of which Mr. Roberts was a co-founder, which provided network-based computing and communication services on an outsourced basis for its customers. Mr. Roberts was also a co-founder of broadband services provider Savvis Communications (NASDAQ SVVS). Mr. Roberts co-founded Savvis in 1995 and left Savvis 2 years later to start Intira Corporation.

Key Employees

TERRANCE TAYLOR From November 2003, to June 2004, Mr. Taylor served as Controller and Acting Chief Financial Officer of Phantom Entertainment, Inc., and as Controller of its predecessor, Infinium Labs Operating Corporation. From June 1999 to November 2003, Mr. Taylor served as controller at Wireless One Network, a cellular telephone operator in southwest Florida that was acquired by AT&T. From April 1998 to May 1999, Mr. Taylor served as Chief Financial Officer of Abaris Care, Inc., which operated 18 assisted living communities.

FAMILY RELATIONSHIPS

There are no family relationships among our executive officers and directors.

THE BOARD OF DIRECTORS AND CORPORATE GOVERNANCE

Our Board of Directors is responsible for establishing broad corporate policies and for overseeing our overall management. In addition to considering various matters which require Board approval, the Board provides advice and counsel to, and ultimately monitors the performance of, our senior management.

The Board and our management strive to perform and fulfill their respective duties and obligations in a responsible and ethical manner. The Board performs annual self-evaluations. We have adopted a comprehensive Code of Business Conduct and Ethics for all directors, officers and employees.

During 2006, the Board of Directors met seven times. To the extent that a nominee was a member of the Board of Directors in 2006, each nominee for director attended 100% of the Board of Directors meetings. While we do not have a formal policy requiring members of the Board to attend the Special Meeting of Stockholders, we strongly encourage all directors to attend.

Committees of the Board

As of the date of this Annual Report, we do not have any committees within our board of directors. To date, none of our Directors is an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-B. The Company lacks the financial resources to form audit and nominating committees. Notwithstanding, the Company is seeking to add new outside directors including a financial expert, as defined by Item 401(e) of Regulation S-B.

Director Compensation

Directors may receive, on an annual basis, common stock as awarded by our Board of Directors in consultation with the compensation committee.

Our Board of Directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. Other than indicated herein, no director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors.

Other than the management agreements and the advisory agreements discussed herein, we presently have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of our company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the fiscal year ended December 31, 2006, and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2006, we believe that during the year ended December 31, 2006, our executive officers, directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the cash compensation (including cash bonuses) paid or accrued and equity awards granted by us for years ended December 31, 2006 and 2005 to our Chief Executive Officer and our most highly compensated officers other than the Chief Executive Officer.

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Timothy M. Roberts Chairman, Chief	2006	$327,000	Nil	Nil	Nil	Nil	Nil	Nil	$327,000
Executive Officer and Director(1)	2005	$142,594 [2]	Nil	Nil	Nil	Nil	Nil	Nil	$142,594
Greg Koler Chief Executive Officer	2006	$250,000 [3]	Nil	$45,716 *	Nil	Nil	Nil	Nil	$295,716
and Interim Chief Financial Officer(5)	2005	$29,487 [6]	Nil	Nil	Nil	Nil	Nil	Nil	$29,487
Kevin Bachus Former President and	2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Former Chief Operating Officer(7)	2005	$158,050 [8]	Nil	Nil	Nil	Nil	Nil	Nil	$158,050
Richard S. Skoba Former Executive (9)	2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Vice President of Sales	2005	$136,896 [10]	Nil	Nil	Nil	Nil	Nil	Nil	$136,896
Tyrol Graham Former Vice President	2006	$34,732	Nil	Nil	Nil	Nil	Nil	Nil	$34,732
Development (11)	2005	$217,333 [12]	Nil	Nil	Nil	Nil	Nil	Nil	$217,333

 * Amount represented stock-based compensation expense for fiscal year 2006 for awards of stock granted in 2006 under SFAS 123 R as discussed in Note 1(M), “Stock-Based Compensation” of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.
1	Resigned as an officer of our company on August 15, 2005.
2	Includes 1,382,298 shares of S-8 stock issued in lieu of cash compensation.
3	Includes 30,000,000 shares of S-8 stock issued in lieu of cash compensation. $146,200 of this amount is currently payable but has been deferred.
4	Includes 500,000 shares of S-8 stock issued in lieu of cash compensation.
5	Appointed as an officer and director of our company on November 18, 2005.
6	For his role as a director and officer Mr. Koler was compensated solely in cash.
7	Resigned as an officer and director of our company on November 17, 2005.
8	Includes 1,212,960 shares of S-8 stock issued in lieu of cash compensation.
9	Resigned from our company on April 30, 2005.
10	includes 1,722,598 shares of S-8 stock issued in lieu of cash compensation.
11	Resigned from our company on February 24, 2006.
12	includes 4,719,739 shares of S-8 stock issued in lieu of cash compensation.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to grants of options to purchase our common stock to the named executive officers during the fiscal year ended December 31, 2006.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Director Compensation

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the year end December 31, 2006.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Greg Koler	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Timothy Roberts	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Richard Angelotti	$69,333 (1)	Nil	Nil	Nil	Nil	Nil	$69,333

1	The entire $69,333 is currently payable but has been deferred.

Employment Agreements

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

On December 6, 2006 the Company entered into an employment agreement with Terrance Taylor, its Controller. Pursuant to the Employment Agreement, the Company will employ Mr. Taylor as its Treasurer and Controller for a period of 1 year commencing December 6, 2006, which will be automatically renewed for successive 1 year periods until written notice not to renew is delivered by either the Company or Mr. Taylor. Mr. Taylor will be paid an annual base salary of $150,000 (“Base Salary”). In addition, Mr. Taylor will be eligible to earn an annual cash bonus of up to $37,500 based on meeting performance objectives and bonus criteria. On April 17, 2007 the Company’s Board of Directors removed Mr. Taylor from his role as the Company’s Treasurer and, since that time, Mr. Taylor only serves in the capacity of the Company’s Controller.

Other Compensation

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of our company in the event of retirement at normal retirement date as there was no existing plan as of December 31, 2006 provided for or contributed to by our company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as to the shares of our common stock beneficially owned as of May 15, 2007 by (i) each person known to us to be the beneficial owner of more than 5% of our common stock; (ii) each director and nominee for director; (iii) each executive officer; and (iv) all of our directors and executive officers as a group. Unless otherwise indicated in the footnotes following the table, the persons as to whom the information is given had sole voting and investment power over the shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the address of each person shown is c/o Phantom Entertainment, Inc., 222 Grace Church St., Suite 302, Port Chester, NY 10573.

Principal Stockholders

Name and Address of Beneficial Owner	Amount Beneficially Owned (1)	Percent of Class (1)
Timothy M. Roberts	0	*
Greg Koler	29,000,000	1.61%
Richard Angelotti	28,291,182	1.57%
Golden Gate Investors, Inc. (2)	179,763,398	9.99%
All Officers and Directors as a group (3 persons)	57,291,182	3.18%

*Less than one percent.

(1) Based on 1,799,433,415 shares of common stock issued and outstanding as of May 15, 2007. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2) Includes shares underlying debentures and common stock purchase warrants. In accordance with rule 13d-3 under the Securities Exchange Act of 1934, Norman Lizt may be deemed a control person of the shares owned by Golden Gate.

Equity Compensation Plan Information

The following table set forth the information as of December 31, 2006 with respect to compensation plans under which equity securities of the Company are authorized for issuance:

Plan Category	Number of Shares to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a)) (c)

Equity Compensation plans approved by stockholders	0	N/a	0
Equity Compensation plans not approved by stockholders	392,000,000	N/a	392,000,000
Total	392,000,000	N/a	392,000,000

Our 2006 and 2005 Stock Compensation Plans

The purpose of each of our 2006 Stock Compensation Plans-A through -C and 2005 Stock Compensation Plans-A through -D is to help us retain executive and non-executive employees, consultants, professionals, and service providers who provide services to the Company in connection with, among other things, the Company's obligations as a publicly-held reporting company. In addition, we expect to benefit from the added interest that the awardees will have in our welfare as a result of their ownership or increased ownership of our common stock. The Board of Directors will select who will receive awards and the amount and nature of such awards.

Over the last two years, we have been able to hire executive and non-executive employees and engage consultants, professionals, and service providers by compensating them through the issuance of shares of our common stock. This afforded us the ability to utilize our cash, at a time when we were seeking out financing and working with our creditors with respect to restructuring outstanding obligations We believe that, for the foreseeable future, it is in our best interests to be able to continue to engage and compensate such persons through the payment of our shares of common stock.

Awards authorized under the each of our 2006 Stock Compensation Plans-A through -C and 2005 Stock Compensation Plans-A through -D consist of shares of our common stock. Such awards may be subject to forfeiture in the event of premature termination of engagement, failure to meet certain performance objectives, or other conditions, as may be determined by the Board of Directors.

Each of the 2006 Stock Compensation Plans-A through -C and 2005 Stock Compensation Plans-A through -D is administered by the Board of Directors. Subject to the express terms and conditions of the 2006 Stock Compensation Plans and 2005 Stock Compensation Plans, the Board of Directors has full power to make Awards, to construe or interpret the 2006 Stock Compensation Plans and the 2005 Stock Compensation Plans, to prescribe, amend and rescind rules and regulations relating to it and to make all other determinations necessary or advisable for its administration. Except as otherwise provided in the 2006 Stock Compensation Plans and the 2005 Stock Compensation Plans, the Board of Directors may also determine which persons shall be granted Awards, the nature of the Awards granted, the number of shares subject to Awards and the time at which Awards shall be made. Such determinations will be final and binding.

The only class of stock subject to an Award is common stock. We have an aggregate of 260,000,000 shares of common stock reserved for issuance under the 2006 Stock Compensation Plans of which an aggregate of 260,000,000 are issued an outstanding. We have an aggregate of 132,000,000 shares of common stock reserved for issuance under the 2005 Stock Compensation Plans of which an aggregate of 132,000,000 are issued an outstanding.

In the event that our outstanding shares of Common Stock are increased, decreased or changed or converted into other securities by reason of merger, reorganization, consolidation, recapitalization, stock dividend, extraordinary cash dividend or other change in our corporate structure affecting the stock, the number of shares that may be delivered under the 2006 Stock Compensation Plans and the 2005 Stock Compensation Plans and the number and/or the purchase price of shares subject to outstanding Awards under the 2005 Stock Compensation Plans may be adjusted at the sole discretion of the Board of Directors to the extent that the Board of Directors determines to be appropriate, provided, however, that the number of shares subject to any Awards will always be a whole number.

The 2006 Stock Compensation Plans and the 2005 Stock Compensation Plans will expire ten years after their approval by the Board, but the Board of Directors may terminate the 2006 Stock Compensation Plans and the 2005 Stock Compensation Plans at any time prior to that date and Awards granted prior to such termination may extend beyond such date. Termination of the 2006 Stock Compensation Plans and the 2005 Stock Compensation Plans will not alter or impair, without the consent of the Awardee, any of the rights or obligations of any Award made under the 2005 Stock Compensation Plans.

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

In the event of a participant's retirement, permanent disability or death, or in cases of special circumstances, the Board of Directors may waive any or all of the remaining restrictions and limitations imposed under the 2006 Stock Compensation Plans and the 2005 Stock Compensation Plans with respect to any Awards.

Restrictions on Transferability. These Shares of stock may not be sold, exchanged, transferred, pledged, hypothecated, or otherwise disposed of until such time as any stated restrictions lapse. The Board of Directors, in its absolute discretion, may impose such restrictions on the transferability of the Awards granted in the 2006 Stock Compensation Plans and the 2005 Stock Compensation Plans as it deems appropriate. Any such restrictions shall be set forth in the Agreement with respect to such Awards and may be referred to on the certificates evidencing shares issued pursuant to any such Award. Shares of restricted stock will be evidenced by a certificate that bears a restrictive legend.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons, Promoters and Certain Control Persons

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

On January 27, 2005, we borrowed $300,000 from Timothy Roberts, our former CEO and a director of our company, under a 15% promissory note, which was payable no later than April 27, 2005. The note was subsequently transferred by Mr. Roberts to parties unaffiliated with us. On or about May 10 through 12, 2005, this note was assigned by Mr. Roberts to the following individuals with corresponding amounts: (1) Gerard D'Ariano, $100,000; (2) Fred Niedrich, $50,000; (3) Gary Fears, $50,000; and (4) John Landino, $100,000.In June 2005, the full principal and interest was settled in consideration for our issuance of 3,187,206 shares of common stock to the holders, valued at $318,721.

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

On January 1, 2006, the Company converted $91,775 owed under employee expense reimbursements into a promissory note to Timothy Roberts, a former employee, and the current Chairman and a Director. The note is unsecured and bears an 8% rate of interest. During November 2006, the Company issued 19,940,582 shares of common stock in full settlement of the promissory note and accrued interest. The fair value was $97,709 ($0.0049 per share) and no gain or loss was recognized.

On January 11, 2006, Greg Koler, our Chief Executive Officer, was granted 1,000,000 shares of common stock under the terms of his employment agreement. As of December 31, 2006, such shares have not been issued.

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

On November 9, 2006, we issued 20,000,000 shares of common stock with a fair value of $66,000 ($0.0033 per share) in lieu of cash compensation to Greg Koler, our Chief Executive Officer.

On November 17, 2006, we issued 9,000,000 shares of common stock with a fair value of $34,200 ($0.0038 per share) in lieu of cash compensation to Greg Koler, our Chief Executive Officer.

On November 21, 2006, we issued 1,000,000 shares of common stock with a fair value of $3,600 ($0.0036 per share) in lieu of cash compensation to Greg Koler, our Chief Executive Officer.

Transactions with Promoter

Immediately prior to the merger described above, Peter Goldstein, the promoter of Global Business Resources, Inc., surrendered to us 10,000,000 shares of our common stock in exchange for all of the issued and outstanding shares of our wholly-owned subsidiary Global Business Resources, Inc., a Florida corporation. The operations of such subsidiary were not material to us and were not desired to be retained following the merger .

Review, Approval or Ratification of Transactions with Related Persons

We believe that the terms of all of the above transactions are commercially reasonable and no less favorable to us than we could have obtained from an unaffiliated third party on an arm’s length basis. Our policy requires that all related parties recuse themselves from negotiating and voting on behalf of our company in connection with related party transactions.

Parents

Not applicable

ITEM 13. EXHIBITS

Exhibit #	Exhibit Name

3.1	Certificate of Incorporation ( Incorporated by Reference to Exhibit 3.0 to Form SB-2 (Registration No. 333-67990) filed with the SEC on August 20, 2001 ).

3.2	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to Exhibit 3.2 to the Company's Form 10-KSB for the year ended December 31, 2003 ).

3.3	Certificate of Amendment to Certificate of Incorporation ( Incorporated by reference to Exhibit 3.3 to the Company's Form 10-KSB for the year ended December 31, 2003 ).

3.4	Certificate of Amendment to Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 1 to Definitive 14-A filed with the SEC on June 6, 2006)

3.5	Bylaws (Incorporated by reference to Exhibit 3.4 to the Company's Form 10-KSB for the year ended December 31, 2003 ).

4.1	Company’s 2006 Executive Compensation Plan - A (Incorporated by reference to Exhibit 4.1 to Form S-8 filed with the SEC on November 9, 2006).

4.2	Company’s 2006 Employee Compensation Plan C (Incorporated by reference to Exhibit 4.2 to Form S-8 filed with the SEC on November 9, 2006).

10.1+	Employment agreement between the Company and Greg Koler dated January 11, 2006 (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on January 13, 2006).

10.2	Stockholder vesting agreement between the Company and Greg Koler dated January 11, 2006 (Incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on January 13, 2006).

10.3
Securities Purchase Agreement dated as of January 24, 2006 by and between Infinium Labs, Inc. and Golden Gate Investors, Inc. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on January 31, 2006).

10.4
Registration Rights Agreement dated as of January 24, 2006 by and between Infinium Labs, Inc. and Golden Gate Investors, Inc. (Incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on January 31, 2006).

10.5	5¼% Convertible Debenture of Infinium Labs, Inc. dated as of January 24, 2006. (Incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the SEC on January 31, 2006 ).

10.6	Warrant to Purchase Common Stock of Infinium Labs, Inc. dated as of January 24, 2006 (Incorporated by reference to Exhibit 10.4 to the Form 8-K filed with the SEC on January 31, 2006).

10.7
Addendum to Convertible Debenture, Warrant to Purchase Common Stock and Securities Purchase Agreement dated as of January 24, 2006 by and between Infinium Labs, Inc. and Golden Gate Investors, Inc. (Incorporated by reference to Exhibit 10.5 to the Form 8-K filed with the SEC on January 31, 2006 ).

10.8	8% Promissory Note between the Company and Timothy Roberts, dated January 1, 2006 (filed herewith).

10.9
Securities Purchase Agreement dated January 24, 2006 between the Company and Golden Gate Investors, Inc. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on January 31, 2006).

10.10
Registration Rights Agreement dated January 24, 2006 between the Company and Golden Gates Investors, Inc. (Incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on January 31, 2006).

10.11	5 ¼ % Convertible Debentures (Incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the SEC on January 31, 2006).

10.12	Warrant to Purchase Common Stock issued by the Company to Golden Gate Investors, Inc. (Incorporated by reference to Exhibit 10.4 to the Form 8-K filed with the SEC on January 31, 2006).

10.13	Addendum to Convertible Debenture, Warrant to Purchase Common Stock and Securities Purchase Agreement dated January 24, 2006 between the Company and Golden Gate Investors, Inc.

10.14	Stockholder Vesting Agreement dated January 11, 2006 between the Company and Greg Koler (Incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on January 13, 2006).

10.15	Conversion Agreement dated August 4, 2006 between Phantom Entertainment, Inc. and Richard Angelotti (Incorporated by reference to Exhibit 10.3 to 10-QSB filed with the SEC on August 21, 2006).

10.15	Stock Purchase Warrant dated June 30, 2006 (Incorporated by reference to Exhibit 10.2 to Form 10-QSB filed with the SEC on August 21, 2006).

10.16	Non-negotiable Promissory Note between the Company and Ronald Westman in the amount of $100,000 (Incorporated by reference to Exhibit 10.1 to Form 10-QSB filed with the SEC on August 21, 2006).

10.17
Manufacturing and Supply Agreement, dated November 6, 2006 between the Company and Itron Technology, Inc. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on November 8, 2006).

10.18	Amendment to Secured Debentures between the Company and James Beshara dated September 22, 2006 (Incorporated by reference to Exhibit 10.1 to Form 10-QSB filed with the SEC on November 20, 2006).

10.19	Conversion Agreement dated October 23, 2006 by the Company and Timothy Roberts (Incorporated by reference to Exhibit 10.2 to Form 10-QSB filed with the SEC on November 20, 2006).

10.20
Original Issue Discount Secured Note dated December 7, 2006 in the aggregate face amount of $83,333 between Phantom Entertainment, Inc. and John Fife (Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on December 8, 2006).

10.21
Original Issue Discount Secured Note dated December 7, 2006 in the aggregate face amount of $83,333 between Phantom Entertainment, Inc. and John Fife (Incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on December 8, 2006).

10.22
Original Issue Discount Secured Note dated December 7, 2006 in the aggregate face amount of $83,333 between Phantom Entertainment, Inc. and John Fife (Incorporated by reference to Exhibit 10.3 to Form 8-K filed with the SEC on December 8, 2006).

10.23	Stock Pledge Agreement between the Company and John Fife, dated December 7, 2006 (Incorporated by reference to Exhibit 10.4 to Form 8-K filed with the SEC on December 8, 2006).

10.24	Guaranty dated December 7, 2006 by Timothy Roberts in favor of John Fife (Incorporated by reference to Exhibit 10.5 to Form 8-K filed with the SEC on December 8, 2006).

10.25	Employment Agreement between Phantom Entertainment, Inc. and Terrance Taylor dated December 4, 2006 (Incorporated by reference to Exhibit 10.6 to Form 8-K filed with the SEC on December 8, 2006).

10.26	Settlement Agreement dated March 22, 2007 between the Company and Longview Special Finance, Inc. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on April 3, 2007).

10.27
Product Licensing Agreements with Ione Technology Inc. with the effective date of the Agreements being July 1, 2007 (Incorporated by reference to Exhibits 10.1 and 10.2 to Form 8-K filed with the SEC on May 1, 2007).

21.1	List of Subsidiaries. (Filed herewith)

31.1	Certification by Chief Executive Officer and Interim Chief Financial Officer pursuant to Sarbanes-Oxley Section 302 (Filed herewith).

32.1	Certification by Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Filed herewith).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed or to be billed to us by Webb & Company, P.A., our former independent auditors for the fiscal year ended December 31, 2005 and the aggregate estimate fees to be billed to us by Kempisty & Company, our current independent auditors, for the fiscal year ended December 31, 2006:

	2006	2005
Audit Fees	$55,000	$63,758
Audit-Related Fees	$0	$0
All Other Fees	—	—

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Annual Report on Form 10-KSB for the year ended December 31, 2006 to be signed on its behalf by the undersigned, thereunto duly authorized.

PHANTOM ENTERTAINMENT, INC.

Date: May 18, 2007	By:	/s/ Greg Koler
Name: Greg Koler
Title: Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Principal Accounting and Financial Officer)

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Annual Report on Form 10-KSB for the year ended December 31, 2006 to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

/s/ Greg Koler	Chief Executive Officer and	May 18, 2007
Greg Koler	Interim Chief Financial Officer

/s/ Timothy Roberts	Chairman of the Board of Directors	May 18, 2007
Timothy Roberts

/s/ Richard Angelotti	Director	May 18, 2007
Richard Angelotti

PHANTOM ENTERTAINMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006 CONSOLIDATED AND 2005 (RESTATED)

PHANTOM ENTERTAINMENT, INC.
AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1 - F-2	Reports of Independent Registered Public Accounting Firms

PAGE	F-3	Balance Sheet as of December 31, 2006

PAGE	F-4	Consolidated Statements of Operations for the Year Ended December 31, 2006 and 2005 (Restated) and for the Period from December 9, 2002 (Inception) to December 31, 2006

PAGES	F-5 - F-21	Consolidated Statement of Changes in Stockholders’ Deficiency for the Period from December 9, 2002 (Inception) Through December 31, 2006

PAGE	F-22	Consolidated Statements of Cash Flows for the Year Ended December 31, 2006 and 2005 (Restated) and for the Period from December 9, 2002 (Inception) to December 31, 2006

PAGES	F-23 - F-68	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Phantom Entertainment, Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Phantom Entertainment, Inc. and Subsidiaries (A Development Stage Company) as of December 31, 2006 and the related statements of operations, changes in stockholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The cumulative statements of operations, cash flows, and changes in stockholders' deficiency for the period December 9, 2002 (inception) to December 31, 2005 which were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for the period December 9, 2002 (inception) to December 31, 2005 is based solely on the reports of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, and based on the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Phantom Entertainment, Inc. and Subsidiaries (A Development Stage Company) as of December 31, 2006, and the results of its operations and cash flows for the year ended December 31, 2006, and for the period December 9, 2002 (inception) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has had recurring losses from inception of $73,550,242, has a working capital deficiency of $18,344,236, a stockholders' deficiency of $18,627,236, notes in default of $2,242,276 and used cash in operations from inceptionof $15,654,926. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kempisty & Company CPA's PC

Kempisty & Company
Certified Public Accountants PC
New York, New York
May 18, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Phantom Entertainment, Inc. f/k/a Infinium Labs, Inc.
(A Development Stage Company)

We have audited the consolidated statements of operations, changes in stockholders’ deficiency and cash flows of Phantom Entertainment, Inc. f/k/a Infinium Labs, Inc. and subsidiary (a development stage company) for the year ended December 31, 2005 and for the period from December 9, 2002 (inception) to December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Infinium Labs Corporation as of October 31, 2003, were audited by other auditors whose report dated December 11, 2003, except for Note F as to which the date is January 26, 2004, expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the results of Phantom Entertainment, Inc. f/k/a Infinium Labs, Inc. and subsidiary (a development stage company) operations and its cash flows for the year ended December 31, 2005 and for the period from December 9, 2002 (inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

WEBB & COMPANY, P.A.

Boynton Beach, Florida
May 16, 2006, except for Notes 1(P), 2(C), 5, 7, 8(A), 8(D), 9(B), 10, 11 and 12(C) as to which the date is August 18, 2006

PHANTOM ENTERTATNMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Balance Sheet

December 31, 2006 (Consolidated)
ASSETS
Current Assets:
Cash	$57,051
Prepaid Expenses	1,000
Total Current Assets	58,051

Property and Equipment, Net	2,000

Total Assets	$60,051

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable	$4,233,387
Due to developers	845,000
Accrued interest expense	1,435,569
Other accrued expense	220,994
Accrued payroll and payroll taxes (Note 8(F))	2,478,206
Derivatives (Note 5(B))	6,946,855
Promissory notes (Note 5(A))	2,242,276
Total Current Liabilities	18,402,287

Long Term Liabilities:
Deposits	285,000
Total Long Term Liabilities	285,000

Total Liabilities	18,687,287

Commitments and Contingencies	-

Stockholders’ Deficiency:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-
Common stock, $0.0001 par value, 1,200,000,000 shares authorized, 1,052,576,151 shares issued and outstanding (Note 6)	105,258
Additional paid-in capital (Note 6)	54,840,265
Subscription receivable	(22,517)
Accumulated deficit during development stage	(73,550,242)

Total Stockholders’ Deficiency	(18,627,236)

Total Liabilities and Stockholders’ Deficiency	$60,051

See accompanying notes to consolidated financial statements

PHANTOM ENTERTATNMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Operations

	For the Year Ended December 31, 2006 Consolidated	For the Year Ended December 31, 2005 Consolidated	For the Period from December 9, 2002 (Inception to December 31, 2006) Consolidated
		Restated - Note 2
Operating Expenses:
Development costs	$311,052	$(13,927)	$3,833,329
Advertising	141,893	404,331	2,134,780
Salary expense	1,433,205	5,677,365	14,268,476
Professional fees	607,738	1,265,317	5,577,658
Consultants	957,800	3,111,392	14,011,213
Impairment of assets	18,000	502,090	872,389
General and administrative	984,895	1,289,962	6,505,763
Total Operating Expenses	4,454,583	12,236,530	47,203,608
Net Loss from Operations	(4,454,583)	(12,236,530)	(47,203,608)

Other Income (Expense):
Other income / (expense)	(670)	383	1,647
Gain / (Loss) on sale of equipment	22,126	(5,011)	16,667
Gain / (Loss) on conversion of notes	(330,872)	(10,671,647)	(11,002,519)
Gain / (Loss) on vendor settlement	(1,235)	-	(1,235)
Gain / (Loss) on stock issued for payroll taxes	(79,983)	(62,269)	(142,252)
Interest expense	(1,259,226)	(5,900,848)	(12,866,112)
Derivatives income (expense)	(3,257,349)	38,730,224	(1,433,540)
Payroll Tax Penalties & Interest	(163,154)	(208,322)	(919,290)
Total Other Income (Expense)	(5,070,363)	21,882,510	(26,346,634)

Income (Loss) before Income Taxes	(9,524,946)	9,645,980	(73,550,242)

Income Taxes	-	-	-
Net Income (Loss)	$(9,524,946)	$9,645,980	$(73,550,242)

Per Common Share

Income (Loss) per common share - basic and diluted	$(0.02)	$0.04	$(0.29)

Income (Loss) per common share - basic and diluted	$(0.02)	$0.03	$(0.29)

Weighted average - basic	633,186,446	219,727,249	256,783,699

Weighted average - diluted	633,186,446	405,579,272	256,783,699

See accompanying notes to consolidated financial statements

PHANTOM ENTERTAINMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders' Deficiency
For the Period December 9, 2002 (Inception) to December 31, 2006

	Preferred Stock		Common Stock			Additional Paid-In	Accumulated Deficit During Development		Stock Subscriptions	Deferred
	Shares	Amount	Shares	Amount		Capital	Stage		Receivable	Compensation		Total
Stock issued to founders ($0.0004 per share)	-	$-	58,189,728		$5,819	$12,703		$-	$(18,517)		$-		$5

Stock issued for cash ($0.12 per share)	-	-	4,423,012		442	526,261		-	-		-		526,703

Stock issued for services ($0.3775 per share)	-	-	2,957,376		296	1,112,709		-	-		-		1,113,005

Net loss for the period from December 9, 2002 (inception) to October 31, 2003	-	-	-		-	-		(2,270,129)	-		-		(2,270,129)
				$	$		$	$		$	$	$
Balance, October 31, 2003	-	-	65,570,116		6,557	1,651,673		(2,270,129)	(18,517)		-		(630,416)

Stock issued for cash ($0.28 per share)	-	-	2,169,148		217	612,172		-	(145,000)		-		467,389

Stock issued for signage rights ($0.3175 per share)	-	-	942,600		94	299,906		-	-		-		300,000

Stock issued for services ($0.3175 per share)	-	-	434,036		43	138,597		-	-		-		138,640

Net loss for the two months ended December 31, 2003	-	-	-		-	-		(674,945)	-		-		(674,945)
				$	$		$	$		$	$	$
Balance, December 31, 2003 (Restated - Note 2)	-	-	69,115,900		6,911	2,702,348		(2,945,074)	(163,517)		-		(399,332)

Recapitalization of Global Business Resources	-	-	16,156,000		1,615	(1,615)		-	-		-		-

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total
Shares issued for cash ($0.25 per share)	-	-	6,650,000	665	1,661,835	-	-	-	1,662,500

Shares issued for cash ($0.257 per share)	-	-	-	-	-	-	141,000	-	141,000

Shares issued with note payable ($0.78 per share)	-	-	560,000	56	433,944	-	-	-	434,000

Shares issued for legal settlement ($1.475 per share)	-	-	66,668	7	98,328	-	-	-	98,335

Shares issued for services ($1.475 per share)	-	-	1,750,000	175	2,581,075	-	-	-	2,581,250

Shares issued with note payable ($1.47 per share)	-	-	7,500		11,025	-	-	-	11,025

Shares issued with note payable ($1.42 per share)	-	-	200,000	20	283,980	-	-	-	284,000

Shares issued with note payable ($1.475 per share)	-	-	100,000	10	147,490	-	-	-	147,500

Shares issued with note payable ($1.13 per share)	-	-	60,000	6	67,794	-	-	-	67,800

Shares issued with note payable ($1.43 per share)	-	-	33,000	3	47,187	-	-	-	47,190

Shares issued with note payable ($1.475 per share)	-	-	511,000	51	753,674	-	-	-	753,725

Shares issued for loan default penalty ($1.475 per share)	-	-	74,999	8	110,616	-	-	-	110,624

Shares issued for loan default penalty ($1.13 per share)	-	-	75,000	8	84,742	-	-	-	84,750

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total
Shares issued for loan default penalty ($1.475 per share)	-	-	80,000	8	117,992	-	-	-	118,000

Shares issued for loan default penalty ($1.56 per share)	-	-	603,038	61	942,487	-	-	-	942,548

Shares issued for loan default penalty ($1.47 per share)	-	-	955,312	96	1,404,213	-	-	-	1,404,309

Shares issued for cash ($2.50 per share)	-	-	40,000	4	99,996	-	-	-	100,000

Shares issued for legal settlement ($1.455 per share)	-	-	53,332	5	77,560	-	-	-	77,565

Shares issued for cash ($2.00 per share)	-	-	100,000	10	199,990	-	-	-	200,000

Shares issued to consultants for services ($1.44 per share)	-	-	830,000	83	1,195,117	-	-	-	1,195,200

Shares issued to consultants for services ($1.475 per share)	-	-	100,000	10	147,490	-	-	-	147,500

Shares issued to consultants for services ($1.60 per share)	-	-	279,260	28	446,788	-	-	-	446,816

Shares issued to consultants for services ($0.92 per share)	-	-	440,000	44	404,756	-	-	-	404,800

Beneficial conversion of promissory notes at $0.75 per share	-	-	-	-	71,275	-	-	-	71,275

Shares issued for loan guaranty ($1.04 per share)	-	-	800,000	80	831,920	-	-	-	832,000

Shares issued to consultants ($1.13 per share)	-	-	1,000,000	100	1,129,900	-	-	-	1,130,000

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total
Shares issued to consultants for services ($0.64 per share)	-	-	21,460	2	13,732	-	-	-	13,734

Shares issued to consultants for services ($0.61 per share)	-	-	200,000	20	121,980	-	-	-	122,000

Shares issued to consultants for services ($0.60 per share)	-	-	36,000	4	21,416	-	-	-	21,420

Shares issued to consultants for services ($0.60 per share)	-	-	1,933,224	193	1,162,251	-	-	-	1,162,444

Shares issued to employees ($0.33 per share)	-	-	300,000	30	98,970	-	-	-	99,000

Shares issued for cash ($0.25 per share)	-	-	1,900,400	190	474,910	-	-	-	475,100

Shares issued to employees ($0.32 per share)	-	-	1,790,000	179	565,321	-	-	-	565,500

Shares issued to employees ($0.22 per share)	-	-	5,199,967	520	1,136,579	-	-	-	1,137,099

Shares issued to executives ($0.22 per share)	-	-	1,100,000	110	240,432	-	-	-	240,542

Shares issued to consultants for services ($0.21 per share)	-	-	3,885,410	388	811,753	-	-	-	812,141

Shares issued with notes payable ($0.42 per share)	-	-	1,750,000	175	734,825	-	-	-	735,000

Shares issued to consultants for services ($0.28 per share)	-	-	1,350,000	135	377,365	-	-	-	377,500

Shares issued for interest ($0.18 per share)	-	-	375,000	38	67,462	-	-	-	67,500

Shares issued for services ($0.25 per share)	-	-	150,000	15	37,485	-	-	-	37,500

Shares issued for cash ($0.16 per share)	-	-	1,649,635	165	263,910	-	-	-	264,075

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total
Beneficial conversion of promissory notes at $0.10 per share	-	-	-	-	318,500	-	-	-	318,500

Fair value of warrants issued in conjunction with promissory notes ranging from $0.10 per share to $1.00 per share	-	-	-	-	295,000	-	-	-	295,000

Shares contributed in kind	-	-	(1,191,450)	(119)	119	-	-	-	-

Fair value of derivatives unrelated to convertible notes	-	-	-	-	(4,353,617)	-	-	-	(4,353,617)

Net loss, December 31, 2004	-	-	-	-	-	(70,726,202)	-	-	(70,726,202)

Balance, December 31, 2004 (Restated - Note 2)	-	$-	121,090,655	$12,109	$18,440,300	$(73,671,276)	$(22,517)	$-	$(55,241,384)

Shares issued to Director for services ($1.59 per share)	-	-	40,000	4	63,596	-	-	-	63,600

Shares issued to consultants for services ($0.87 per share)	-	-	125,179	13	108,916	-	-	-	108,929

Shares issued to convert note payable ($1.18 per share)	-	-	7,043,750	704	8,310,921	-	-	-	8,311,625

Shares issued to consultants for services ($0.54 per share)	-	-	1,200,000	120	647,880	-	-	-	648,000

Shares issued to convert note payable ($0.365 per share)	-	-	4,925,291	493	1,797,238	-	-	-	1,797,731

Shares issued to consultants for services ($0.32 per share)	-	-	1,722,453	172	558,675	-	-	(19,665)	539,182

Shares issued to employees ($0.25 per share)	-	-	225,000	22	56,228	-	-	-	56,250

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total
Shares issued to convert note payable ($0.122 per share)	-	-	5,815,069	582	711,336	-	-	-	711,918

Shares issued to consultant for services ($0.32 per share)	-	-	100,000	10	31,990	-	-	-	32,000

Shares issued to Director for services ($0.34 per share)	-	-	800,000	80	271,920	-	-	-	272,000

Beneficial conversion of promissory notes	-	-	-	-	375,000	-	-	-	375,000

Shares issued to consultants for services ($0.32 per share)	-	-	1,423,734	143	319,812	-	-	-	319,955

Shares issued to convert note payable ($0.17 per share)	-	-	13,325,000	1,333	2,280,600	-	-	-	2,281,933

Shares issued to consultant for services ($0.18 per share)	-	-	250,000	25	44,975	-	-	-	45,000

Shares issued to employee ($0.23 per share)	-	-	100,000	10	22,990	-	-	-	23,000

Shares issued to employees ($0.15 per share)	-	-	601,725	60	90,199	-	-	-	90,259

Shares issued to convert note payable ($0.10 per share)	-	-	2,936,644	294	293,370	-	-	-	293,664

Loss on conversion of note payable	-	-	-	-	69,863	-	-	-	69,863

Shares issued to employees ($0.15 per share)	-	-	678,067	68	101,242	-	-	-	101,310

Shares issued to consultants for services ($0.15 per share)	-	-	2,255,097	225	338,550	-	-	-	338,775

Shares issued to employees ($0.15 per share)	-	-	962,324	96	143,244	-	-	-	143,340

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total
Shares issued to employees ($0.12 per share)	-	-	1,162,720	116	139,410	-	-	-	139,526

Shares issued to executive ($0.15 per share)	-	-	250,000	25	37,475	-	-	-	37,500

Shares issued to convert note payable ($0.16 per share)	-	-	3,961,170	396	633,391	-	-	-	633,787

Shares issued to convert note payable ($0.16 per share)	-	-	3,700,000	370	591,630	-	-	-	592,000

Shares issued to convert note payable ($0.14 per share)	-	-	5,900,000	590	825,828	-	-	-	826,418

Shares issued to convert note payable ($0.14 per share)	-	-	12,000,000	1,200	1,685,636	-	-	-	1,686,836

Shares issued to satisfy vendor payable ($0.16 per share)	-	-	1,976,021	198	315,965	-	-	-	316,163

Shares issued to executive ($0.10 per share)	-	-	250,000	25	24,975	-	-	-	25,000

Shares issued to executive ($0.10 per share)	-	-	500,000	50	49,950	-	-	-	50,000

Shares issued to consultants for services ($0.11 per share)	-	-	2,934,536	293	322,342	-	-	-	322,635

Shares issued to employees ($0.08 per share)	-	-	2,122,675	212	178,188	-	-	-	178,400

Shares issued to convert note payable ($0.11 per share)	-	-	3,695,339	369	403,642	-	-	-	404,011

Shares returned to Treasury per legal settlement ($1.47 per share)	-	-	(120,000)	(12)	(175,888)	-	-	-	(175,900)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total
Shares issued to convert note payable ($0.10 per share)	-	-	2,075,453	208	207,337	-	-	-	207,545

Loss on conversion of note payable	-	-	-	-	62,263	-	-	-	62,263

Shares issued to convert note payable ($0.10 per share)	-	-	3,187,206	319	318,402	-	-	-	318,721

Loss on conversion of note payable	-	-	-	-	95,616	-	-	-	95,616

Shares issued to convert note payable ($0.10 per share)	-	-	1,110,298	111	110,919	-	-	-	111,030

Loss on conversion of note payable	-	-	-	-	3,309	-	-	-	3,309

Shares issued to convert note payable ($0.10 per share)	-	-	1,109,069	111	110,796	-	-	-	110,907

Loss on conversion of note payable	-	-	-	-	3,272	-	-	-	3,272

Shares issued to convert note payable ($0.10 per share)	-	-	1,863,852	186	186,199	-	-	-	186,385

Loss on conversion of note payable	-	-	-	-	3,416	-	-	-	3,416

Beneficial conversion of promissory notes	-	-	-	-	220,400	-	-	-	220,400

Deferred Compensation	-	-	-	-		-	-	9,941	9,941

Shares issued to consultants for services ($0.10 per share)	-	-	500,000	50	49,950	-	-	(10,000)	40,000

Shares issued to consultants for services ($0.096 per share)	-	-	32,000	3	3,069	-	-	-	3,072

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total
Shares issued to consultants for services ($0.084 per share)	-	-	22,000	2	1,849	-	-	-	1,851

Shares issued to consultants for services ($0.09 per share)	-	-	72,223	7	6,493	-	-	-	6,500

Shares issued to consultants for services ($0.086 per share)	-	-	50,000	5	4,297	-	-	-	4,302

Shares issued to satisfy vendor payable ($0.09 per share)	-	-	2,549,075	255	229,162	-	-	(52,631)	176,786

Shares issued to employees ($0.10 per share)	-	-	50,000	5	4,995	-	-	-	5,000

Shares issued to employees ($0.07 per share)	-	-	2,767,036	277	195,015	-	-	-	195,292

Shares issued to employees ($0.07 per share)	-	-	182,799	18	12,778	-	-	-	12,796

Shares issued to employees ($0.065 per share)	-	-	100,000	10	6,490	-	-	-	6,500

Shares issued to executives and director ($0.07 per share)	-	-	1,891,655	189	132,227	-	-	-	132,416

Shares issued to satisfy vendor payable ($0.08 per share)	-	-	368,375	37	29,433	-	-	-	29,470

Shares issued to consultants for services ($0.07 per share)	-	-	150,000	15	10,485	-	-	-	10,500

Shares issued to consultants for services ($0.08 per share)	-	-	492,940	49	39,386	-	-	-	39,435

Shares issued to consultants for services ($0.09 per share)	-	-	333,340	33	29,967	-	-	-	30,000

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total
Shares issued to consultants for services ($0.075 per share)	-	-	86,667	9	6,491	-	-	-	6,500

Shares issued to consultants for services ($0.06 per share)	-	-	250,000	25	14,975	-	-	-	15,000

Shares issued to employee ($0.07 per share)	-	-	100,000	10	6,990	-	-	-	7,000

Shares issued to convert note payable ($0.05 per share)	-	-	2,096,623	210	104,621	-	-	-	104,831

Shares issued to consultants for services ($0.07 per share)	-	-	2,399,879	240	167,752	-	-	(140,000)	27,992

Shares issued to consultants for services ($0.09 per share)	-	-	62,500	6	5,619	-	-	-	5,625

Shares issued to consultants for services ($0.06 per share)	-	-	53,571	5	3,209	-	-	-	3,214

Shares issued to consultants for services ($0.07 per share)	-	-	750,000	75	52,425	-	-	-	52,500

Shares issued to employees ($0.07 per share)	-	-	2,600,000	260	181,740	-	-	-	182,000

Shares issued to director ($0.07 per share)	-	-	5,000,000	500	349,500	-	-	-	350,000

Shares issued to executive ($0.07 per share)	-	-	10,000,000	1,000	699,000	-	-	-	700,000

Shares issued to convert accrued interest on note payable ($0.054 per share)	-	-	7,114,667	711	383,481	-	-	-	384,192

Shares issued to consultants for services ($0.06 per share)	-	-	250,000	25	14,975	-	-	-	15,000

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total
Shares issued to consultants for services ($0.05 per share)	-	-	1,629,027	163	81,288	-	-	(27,505)	53,946

Shares issued to satisfy vendor payable ($0.049 per share)	-	-	6,361,113	636	311,059	-	-	-	311,695

Shares issued to convert notes payable ($0.0472 per share)	-	-	12,882,049	1,288	617,479	-	-	-	618,767

Loss on conversion of notes payable	-	-			14,169	-	-	-	14,169

Shares issued to convert note payable ($0.045 per share)	-	-	3,385,259	339	151,998	-	-	-	152,337

Loss on conversion of note payable	-	-	-	-	16,926	-	-	-	16,926

Shares issued to employees ($0.055 per share)	-	-	5,415,729	542	297,323	-	-	(85,758)	212,107

Shares issued to employees ($0.05 per share)	-	-	3,045,708	305	151,981	-	-	(44,648)	107,638

Shares issued to employees ($0.045 per share)	-	-	3,977,894	398	178,607	-	-	(50,058)	128,947

Deferred Compensation	-	-	-	-	-	-	-	9,724	9,724

Shares issued to consultants for services ($0.032 per share)	-	-	264,822	26	8,448	-	-	-	8,474

Shares issued to consultants for services ($0.029 per share)	-	-	500,000	50	14,450	-	-	-	14,500

Shares issued to consultants for services ($0.020 per share)	-	-	1,536,850	154	30,583	-	-	-	30,737

Shares issued to convert note payable ($.029 per share)	-	-	7,246,455	725	199,459	-	-	-	200,184

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total
Loss on conversion of note	-	-	-	-	9,964	-	-	-	9,964

Shares issued to employees ($0.025 per share)	-	-	15,299,873	1,530	380,967	-	-	(112,695)	269,802

Shares issued to employees ($0.028 per share)	-	-	699,780	70	19,524	-	-	-	19,594

Shares issued to consultants for services ($0.022 per share)	-	-	2,247,956	225	49,230	-	-	-	49,455

Shares issued to consultants for services ($0.024 per share)	-	-	1,000,000	100	23,900	-	-	-	24,000

Shares issued to consultants for services ($0.021 per share)	-	-	6,380,900	638	133,361	-	-	(91,165)	42,834

Shares issued to consultants for services ($0.015 per share)	-	-	2,000,000	200	29,800	-	-	-	30,000

Shares issued to employees ($0.022 per share)	-	-	1,134,261	113	24,840	-	-	(5,328)	19,625

Shares issued to satisfy vendor payable ($0.022 per share)	-	-	5,071,175	507	111,059	-	-	-	111,566

Shares issued to satisfy vendor payable ($0.022 per share)	-	-	1,134,775	114	24,851	-	-	-	24,965

Shares issued to convert notes payable & accrued interest ($0.015 per share)	-	-	7,948,856	795	104,925	-	-	-	105,720

Loss on conversion of notes payable	-	-	-	-	13,513	-	-	-	13,513

Shares issued to consultants for services ($0.02 per share)	-	-	10,694,577	1,069	212,823	-	-	(188,510)	25,382

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total
Shares issued to employees ($0.02 per share)	-	-	30,342,931	3,034	592,570	-	-	(176,513)	419,091

Shares issued to convert notes payable ($0.017)	-	-	16,000,000	1,600	79,141	-	-	-	80,741

Deferred compensation	-	-	-	-	-	-	-	503,260	503,260

Fair value adjustment of derivatives for note conversions	-	-	-	-	280,492	-	-	-	280,492

Net loss, December 31, 2005	-	-	-	-	-	9,645,980	-	-	9,645,980

BALANCE, December 31, 2005 (Restated - Note 2)	-	$-	399,823,667	$39,982	$48,344,422	$(64,025,296)	$(22,517)	$(481,551)	$(16,144,960)

Shares issued to consultants for services ($0.0167 per share)	-	-	510,992	51	8,482	-	-	-	8,533

Shares issued to consultants for services ($0.021 per share)	-	-	2,789,474	279	58,299	-	-	-	58,578

Shares issued to convert note payable & accrued interest ($0.015 per share)	-	-	2,900,000	290	28,229	-	-	-	28,519

Loss on conversion of notes payable	-	-	-	-	13,241	-	-	-	13,241

Shares issued to employees ($0.019 per share)	-	-	7,030,932	703	132,885	-	-	-	133,588

Shares issued to consultants for services ($0.018 per share)	-	-	6,327,718	633	113,265	-	-	-	113,898

Shares issued to employees ($0.018 per share)	-	-	5,862,640	586	104,638	-	-	-	105,224

Shares issued for services ($0.0145 per share)	-	-	372,414	37	5,363	-	-	-	5,400

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total
Shares issued to consultants for services ($0.0235 per share)	-	-	255,319	26	5,974	-	-	-	6,000

Shares issued to consultants for services ($0.02 per share)	-	-	646,552	65	12,866	-	-	-	12,931

Shares issued to consultants for services ($0.0197 per share)	-	-	4,060,913	406	79,594	-	-	-	80,000

Shares issued to consultants for services ($0.0203 per share)	-	-	1,724,138	172	34,828	-	-	-	35,000

Shares issued to satisfy vendor payable ($0.024 per share)	-	-	2,195,905	220	52,482	-	-	-	52,702

Shares issued to convert note payable ($.019 per share)	-	-	1,636,330	164	34,155	-	-	-	34,319

Gain on conversion of note	-	-	-	-	(3,229)	-	-	-	(3,229)

Shares issued for services ($0.0185 per share)	-	-	243,243	24	4,476	-	-	-	4,500

Shares issued to employees ($0.0235 per share)	-	-	9,600,625	960	224,829	-	-	-	225,789

Shares issued to employees ($0.0197 per share)	-	-	5,219,112	522	102,295	-	-	-	102,817

Shares issued to convert notes payable & accrued interest ($0.0215 per share)	-	-	40,000,000	4,000	570,502	-	-	-	574,502

Loss on conversion of notes payable	-	-	-	-	285,498	-	-	-	285,498

Shares issued to convert notes payable & accrued interest ($0.07654 per share)	-	-	19,999,999	2,000	117,059	-	-	-	119,059

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total
Fair value adjustment of derivatives for note conversions	-	-	-	-	326,627	-	-	-	326,627

Shares issued to consultants for services ($0.0196 per share)	-	-	589,051	59	11,474	-	-	-	11,533

Shares issued to convert note payable & accrued interest ($0.0085 per share)	-	-	15,000,000	1,500	125,554	-	-	-	127,054

Fair value adjustment of derivatives for note conversions	-	-	-	-	145,833	-	-	-	145,833

Shares issued to convert note payable & accrued interest ($0.0085 per share)	-	-	15,000,000	1,500	129,803	-	-	-	131,303

Fair value adjustment of derivatives for note conversions	-	-	-	-	138,480	-	-	-	138,480

Shares issued to consultants for services ($0.0120 per share)	-	-	1,853,497	185	21,965	-	-	-	22,150

Shares issued to satisfy vendor payable ($0.0125 per share)	-	-	30,000,000	3,000	372,000	-	-	-	375,000

Shares issued to employees ($0.0140 per share)	-	-	6,830,929	683	94,950	-	-	-	95,633

Shares issued to consultants for services ($0.0165 per share)	-	-	20,000,000	2,000	328,000	-	-	-	330,000

Shares issued to satisfy payroll liability in a legal settlement ($0.0165 per share)	-	-	4,242,820	424	51,312	-	-	-	51,736

Loss on payroll related legal settlement	-	-	-	-	18,270	-	-	-	18,270

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total
Shares issued to satisfy vendor payable ($0.015 per share)	-	-	1,663,536	166	24,787	-	-	-	24,953

Shares issued to convert note payable ($0.0145 per share)	-	-	10,027,731	1,003	133,288	-	-	-	134,291

Loss on note conversion	-	-	-	-	11,111	-	-	-	11,111

Shares issued to convert note payable ($0.015 per share)	-	-	42,393,246	4,239	631,659	-	-	-	635,898

Shares issued to consultants for services ($0.013 per share)	-	-	2,000,000	200	25,800	-	-	-	26,000

Shares issued to consultants for services ($0.0098 per share)	-	-	18,382,249	1,838	178,308	-	-	-	180,146

Shares issued to employees ($0.0098 per share)	-	-	4,318,009	432	41,885	-	-	-	42,317

Shares issued to satisfy vendor payable ($0.01 per share)	-	-	9,396,064	940	99,060	-	-	-	100,000

Gain on vendor settlement	-	-	-	-	(6,039)	-	-	-	(6,039)

Shares issued to convert note payable ($0.012 per share)	-	-	10,000,000	1,000	88,551	-	-	-	89,551

Loss on note conversion	-	-	-	-	30,449	-	-	-	30,449

Shares issued to convert note payable ($0.0073 per share)	-	-	1,100,000	110	7,946	-	-	-	8,056

Fair value of derivatives upon note conversion	-	-	-	-	21,473	-	-	-	21,473

Shares issued to consultants for services ($0.0037 per share)	-	-	19,758,376	1,976	70,887	-	-	-	72,863

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total
Shares issued to employees ($0.0053 per share)	-	-	51,479,252	5,148	268,320	-	-	-	273,468

Shares issued to convert note payable ($0.0046 per share)	-	-	69,172,000	6,917	308,618	-	-	-	315,535

Shares issued to convert note payable ($0.0041 per share)	-	-	49,728,000	4,973	198,616	-	-	-	203,589

Shares issued to convert note payable ($0.0051 per share)	-	-	20,000,000	2,000	100,158	-	-	-	102,158

Gain on note conversion	-	-	-	-	(158)	-	-	-	(158)

Shares issued to convert note payable ($0.0049 per share)	-	-	19,940,582	1,994	95,715	-	-	-	97,709

Shares issued to consultants for services ($0.004 per share)	-	-	29,197,010	2,920	112,599	-	-	-	115,519

Shares issued to employees ($0.0033 per share)	-	-	1,454,258	146	4,653	-	-	-	4,799

Shares issued to executive ($0.0033 per share)	-	-	20,000,000	2,000	64,000	-	-	-	66,000

Unauthorized shares issued ($0.0035 per share)	-	-	56,000,000	5,600	189,200	-	-	-	194,800

Shares issued to executive ($0.0038 per share)	-	-	9,000,000	900	33,300	-	-	-	34,200

Shares issued to executive ($0.0036 per share)	-	-	1,000,000	100	3,500	-	-	-	3,600

Shares issued to convert note payable ($0.0026 per share)	-	-	1,849,568	185	4,651	-	-	-	4,836

Fair value adjustment of derivatives for note conversion	-	-	-	-	3,507	-	-	-	3,507

Deferred compensation	-	-	-	-	-	-	-	481,551	481,551

Net loss for the Year Ended December 31, 2006	-	-	-	-	-	(9,524,946)	-	-	(9,524,946)

BALANCE, December 31, 2006	-	$-	1,052,576,151	$105,258	$54,840,265	$(73,550,242)	$(22,517)	-	$(18,627,236)

See accompanying notes to consolidated financial statements

PHANTOM ENTERTAINMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Cash Flows

	For the Year Ended December 31, 2006 (Consolidated)	For the Year Ended December 31, 2005 (Consolidated)	For the Period from December 9, 2002 (Inception) to December 31, 2006
		Restated - Note 2
Cash Flows from Operating Activities:
Net loss	$(9,524,946)	$9,645,980	$(73,550,242)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	208,547	382,895
Impairment of assets	18,000	502,090	872,389
Loss on disposal of assets	-	5,011	5,459
Common stock issued for services	1,564,606	4,493,531	15,762,127
Common Stock issued to employees	1,087,432	2,821,858	5,951,431
Common Stock embezzled	194,800	-	194,800
Common stock issued for legal settlements	-	(175,900)	-
Common stock issued for interest	379,328	1,243,314	4,350,373
Common stock issued for loan guarantee	-	-	832,000
Common stock issued for vendor settlement	622,662	1,020,353	1,643,015
(Gain)/Loss on vendor settlement	-	(27,367)	(27,367)
Loss on conversion of notes payable	330,872	10,671,647	11,002,519
Legal fees on conversion of notes payable	13,465	40,131	53,596
Legal fees on vendor settlement	-	28,483	28,483
Amortization of interest expense	150,000	3,599,312	5,924,900
Derivatives (income) expense	3,257,349	(38,730,224)	1,433,540
Changes in operating assets and liabilities:
Decrease (increase) in current assets:
Prepaid expenses and other receivables	6,071	59,925	(1,000)
Deferred costs	-	-	-
Deposits	-	5,440	-
Increase (decrease) in current liabilities:
Accounts payable	382,113	240,389	4,221,387
Due to developers	-	(140,000)	845,000
Deposits-prepaid warrants	285,000	-	285,000
Accrued interest	589,432	544,722	1,435,569
Other accrued expense	214,488	(98,494)	220,994
Accrued payroll and payroll taxes	114,001	698,436	2,478,206
Net Cash Used in Operating Activities	(315,327)	(3,342,816)	(15,654,926)

Cash Flows from Investing Activities:
Purchase of property and equipment	(20,000)	10,310	(980,157)
Sale of property and equipment	-	5,660	17,415
Increase in restricted cash	-	894,910	-
Net Cash Used in Investing Activities	(20,000)	910,880	(962,742)

Cash Flows from Financing Activities:
Repayments of notes payable	-	-	(1,075,000)
Proceeds from stockholder	-	-	4,940
Payments to stockholder	-	-	(4,940)
Proceeds from sale of common stock, net	150,000	795,400	9,677,147
Promissory note	241,775	1,633,037	8,072,572
Net Cash Provided by Financing Activities	391,775	2,428,437	16,674,719

NET INCREASE (DECREASE) IN CASH	56,448	(3,499)	57,051

CASH AT BEGINNING OF PERIOD	603	4,102	-

CASH AT END OF PERIOD	$57,051	$603	$57,051

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$255	$18,750	$534,093

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

(C) Consolidation

The accompanying December 31, 2006 and 2005 consolidated financial statements include the accounts of Phantom Entertainment, Inc. and its wholly owned subsidiary, Infinium Labs Operating Corporation. Inter company transactions and balances have been eliminated in consolidation.

(D) Research and Development Costs

The Company’s software products reach technological feasibility shortly before the products are released for manufacturing. Costs incurred after technological feasibility is established are not material, and accordingly, the Company expenses all research and development costs when incurred.

(E) Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful life of three to seven years. Various note holders have a security interest in the Company’s assets. In December 2005, all remaining assets were impaired. In December 2006, the company purchased $20,000 of additional assets of which $18,000 was impaired as of December 31, 2006.

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

For the year ended December 31, 2006 and the period from December 9, 2002 (Inception) through December 31, 2006, the effect of common share equivalents was anti-dilutive and not included in the calculation of diluted net loss per common share. Warrants to purchase 14,329,874 shares of common stock at prices of $0.25, $0.50, $0.75 and $1.00 were outstanding at December 31, 2005 and were not included in the computation of diluted EPS because the warrants’ exercise prices were greater than the average market price of the common shares. These warrants expire between October 31, 2009 and December 31, 2009.

(H) Advertising

Advertising costs are expensed either in the periods in which those costs are incurred or the first time the advertising takes place. For the year ended December 31, 2006 the year ended December 31, 2005 and the period from December 9, 2002 (Inception) to December 31, 2006, the Company incurred advertising costs of $141,893, $404,331, $2,134,780 respectively.

(I) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(J) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.

(K) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At December 31 2006, the Company had no cash in excess of FDIC insurance limits.

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

(O) Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The accounting provisions of FIN No.48 are effective for fiscal years beginning after December 15, 2006. The Company is currently assessing whether adoption of this Interpretation will have an impact on our financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this standard on its financial statement.

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

NOTE 4 PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

December 31, 2006

Office equipment	$97,190
Computer equipment	340,170
Computer software	357,922
Office furniture	110,686
Leasehold improvements	36,914
Property & Equipment, Total	942,882
Less accumulated depreciation	(278,295)
Less impairment	(662,587)
Property & Equipment, Net	$2,000

Depreciation expense during the twelve months ended December 31, 2006, the twelve months ended December 31, 2005, and the period from December 9, 2002 (Inception) to December 31, 2006 was $0, $155,400and $286,765, respectively. During 2006 and 2005, the Company recognized impairment of property and equipment of $18,000 and 298,741 respectively due to the restructuring of the offices in Seattle, Washington and Sarasota, Florida.

NOTE 5   NOTES PAYABLE

(A) Notes Issued

During 2003, the Company received $275,000, net of offering costs of $25,000 in the form of a 20% secured convertible debenture that matures on February 28, 2004 and is guaranteed by the Company's Chairman. The maximum borrowings available under the debenture agreement are $750,000. The debenture is secured by all of the Company's assets and is convertible in its entirety at the option of the holder into the Company's common stock at a conversion price of $1.00. There was no beneficial conversion recognized on the issuance of the convertible notes payable as the conversion price was equal to recent cash offering price. During February 2004, the entire convertible note was repaid with cash of $275,000. At December 31, 2006, the outstanding balance on the convertible debenture was $0.

During 2003, the Company entered into a $100,000 convertible note payable in full settlement of a lawsuit. The note is non-interest bearing and was due August 11, 2004. The note is convertible at the option of the note holder at any time at the current trading price of the Company's common stock. During February 2004, the entire convertible note was repaid with cash of $100,000. At December 31, 2006, the balance on the note payable was $0.

In February 2004, the Company authorized a private debt offering of secured 12% and 15% promissory notes with due dates one year from the date of issuance, within sixty days of the Company's SB-2 becoming effective or upon the Company receiving an equity investment of at least $15,000,000. For each loan to the Company, the lender was also entitled to 20,000 shares of the Company's common stock. During the twelve months ended December 31, 2004, the Company issued an aggregate of $2,400,000 promissory notes and issued 560,000 common shares. The shares were treated as a discount to the private offering, the shares were valued at $434,000 based on the market price on the dates the funds were received and the discount is being amortized over the life of the notes. $1,000,000 of these notes were settled on May 16, 2005 via a Settlement Agreement which converted the entire amount of the note into common stock at a per share price of $0.14. The Company recognized a loss on the conversion of $540,000. At September 30, 2005, the balance on theses notes payable was $1,400,000 which is currently in default. Accrued interest of $364,192 was paid on the $1,400,000 note in August 2005 via a Settlement Agreement which converted the accrued interest on the note to common stock at a per share price of $.054. On March 17, 2006 40,000,000 shares were issued to convert $130,411 of accrued interest, $49,108 of future interest and $389,528 of principal into common stock with a fair value of $0.0215 per share per a conversion agreement. The Company recognized a $285,498 loss on the conversion. On September 6, 2006 10,000,000 shares were issued to convert $73,584 of accrued interest and $15,966 of principal into common stock with a fair value of $0.012 per share per terms of a conversion agreement. The Company recognized a $30,449 loss on the conversion. On September 22, 2006 the debenture was amended to give the noteholder the right to convert all principal and unpaid interest into common stock. The interest rate was amended to 17%. Under the terms of the agreement, the first $310,000 of market value would be discounted by 22.5% and a 15% discount would apply thereafter. On September 29, 2006 1,100,000 shares were issued to convert $8,056 of principal into common stock per terms of the conversion agreement. No gain or loss was recognized on the conversion. On October 4, 2006 3,000,000 shares were issued to convert $18,130 of principal and $2,297 of accrued interest into common stock per terms of the conversion agreement. No gain or loss was recognized on the conversion. On October 11, 2006 4,550,000 shares were issued to convert $20,756 of principal and $3,157 of accrued interest into common stock per terms of the conversion agreement. No gain or loss was recognized on the conversion. On October 18, 2006 13,050,000 shares were issued to convert $52,031 of principal and $2,648 of accrued interest into common stock per terms of the conversion agreement. No gain or loss was recognized on the conversion. On October 20, 2006 11,090,000 shares were issued to convert $46,281 of principal and $1,251 of accrued interest into common stock per terms of the conversion agreement. No gain or loss was recognized on the conversion. On October 25, 2006 11,482,000 shares were issued to convert $48,660 of principal and $1,978 of accrued interest into common stock per terms of the conversion agreement. On October 31, 2006 26,000,000 shares were issued to convert $116,109 of principal and $2,237 of accrued interest into common stock per terms of the conversion agreement. No gain or loss was recognized on the conversion. On November 2, 2006 14,000,000 shares were issued to convert $69,169 of principal and $638 of accrued interest into common stock per terms of the conversion agreement. No gain or loss was recognized on the conversion. On November 8, 2006 12,000,000 shares were issued to convert $50,209 of principal and $1,720 of accrued interest into common stock per terms of the conversion agreement. No gain or loss was recognized on the conversion. On November 10, 2006 14,000,000 shares were issued to convert $53,061 of principal and $526 of accrued interest into common stock per terms of the conversion agreement. No gain or loss was recognized on the conversion. On November 14, 2006 9,728,000 shares were issued to convert $27,313 of principal and $954 of accrued interest into common stock per terms of the conversion agreement. No gain or loss was recognized on the conversion. The terms of the revised conversion agreement make the note a derivative liability as the entire amount of the note is convertible into an undetermined number of shares. At December 31, 2006 the principal balance was $484,731 and accrued interest outstanding was $10,862. These notes are secured with the assets of the Company and are currently in default.

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

On May 7, 2004, the Company borrowed $100,000 under a 15% promissory note. As additional consideration, the Company issued the holder 40,000 shares of common stock having a fair value of $55,200. The shares were treated as a discount to the note and the discount is being amortized over the life of the note. The note was fully paid off as of December 31, 2006.

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

On July 28, 2004, the Company borrowed $500,000 under a 15% promissory note which is payable on July 28, 2005. As consideration for the personal guaranty of note by Richard Angelotti, a Director, the Company issued the Director 800,000 shares of common stock having a fair value of $832,000. On November 1, 2005 the note and unpaid interest was assigned to a Director. On December 9, 2005 the note was amended to include accrued interest of $60,437 with simple interest due December 31, 2006. The principal and accrued interest on this note as of June 30, 2006 was $616,949. On August 4, 2006, the entire amount of the note ($560,437) plus accrued interest of $64,450 was converted at a per share price of $0.015. On August 4, 2006 the Company issued 41,659,182 shares of common stock with a fair value of $624,888 ($0.015 per share) to convert the note and accrued interest. The Company recognized no gain or loss on the conversion. Accrued interest in the amount of $17,500 remains outstanding at December 31, 2006.

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

On October 20, 2004, the Company entered into a Bridge Loan Agreement with Hazinu Ltd. pursuant to which the Lender advanced the principal amount of $300,000 to the Company on October 21, 2004 in exchange for (i) a 10% secured promissory note in such principal amount, (ii) 500,000 shares of our common stock, and (iii) warrants to purchase 500,000 shares of our common stock at an exercise price of $0.50 per share. The value of the shares and warrants of $152,500 and $147,500, respectively were treated as a discount to the note and the discount is being amortized over the life of the note. The note was due December 31, 2004 and during December 2004, the entire note was repaid with cash. At December 31, 2006, the outstanding balance on the convertible debenture was $0.

On October 27, 2004, the Company entered into a Bridge Loan Agreement with JM Investors, LLC, Fenmore Holdings, LLC, Viscount Investments Limited and Congregation Mishkan Sholom pursuant to which the Lenders advanced an aggregate principal amount of $300,000 to the Company on October 28, 2004 in exchange for (i) 10% secured promissory notes in such aggregate principal amount, (ii) 500,000 shares of our common stock and (iii) warrants to purchase an aggregate of 500,000 shares of our common stock at an exercise price of $0.50 per share. The value of the shares and warrants of $152,500 and $147,500, respectively were treated as a discount to the note and the discount is being amortized over the life of the note. The note was due December 31, 2004 and during December 2004, the entire note was repaid with cash. At December 31, 2006, the outstanding balance on the convertible debenture was $0.

On December 13, 2004, the Company entered into a Bridge Loan Agreement with 15 various entities pursuant to which the Lenders advanced an aggregate principal amount of $1,160,000 to the Company on December 16, 2004 in exchange for (i) 8% secured promissory notes in such aggregate principal amount, (ii) 250,000 shares of our common stock and (iii) warrants to purchase an aggregate of 16,312,461 shares of our common stock at exercise prices ranging from $0.10 to $1.00 per share. The value of the shares and warrants of $60,000 and $1,100,000, respectively were treated as a discount to the note and the discount is being amortized over the life of the note. The debentures are convertible into shares of common stock. The conversion price of the debentures is seventy-five percent of the lowest closing price during the five trading days ending on the trading day before the conversion date; provided, however, that in no event will such price be more than $0.10. On October 10, 2005 $20,000 of the note and $1,183 of accrued interest was converted through a settlement at a per share price of $0.029. The Company recognized a loss on the conversion of $1,300. On December 30, 2005 $59,074 of the note was converted per the conversion terms of the note at a per share price of $0.004875 and $0.005650. No gain or loss was recognized by the Company on the conversion. On March 8, 2006 $84,021 of the note and $8,232 of accrued interest was converted per the conversion terms of the note at per share prices of $0.004875, $0.00565, $0.0114825, and $0.013022. No gain or loss was recognized on the conversion. On April 10, 2006 $89,648 of the note and $1,646 of accrued interest was converted per the conversion terms of the note at per share prices of $0.004875, $0.00565, $0.0114825, and $0.013022. No gain or loss was recognized on the conversion. On May 10, 2006 $90,338 of the note and $4,269 of interest was converted per the conversion terms of the note at per share prices of $0.004875, $0.0114825, and $0.013022. No gain or loss was recognized by the Company on the conversion. On November 29, 2006 $4,836 of the note was converted per the conversion terms of the note at per share price of $0.0026145. No gain or loss was recognized by the Company on the conversion. The note was due December 16, 2005 and is currently in default and accruing default interest at the rate of 18%. At December 31, the outstanding balance on the convertible note was $812,084 plus $761,768 of accrued interest and penalties.

On December 28, 2004, the Company entered into a Bridge Loan Agreement with 14 various entities pursuant to which the Lenders advanced an aggregate principal amount of $1,000,000 to the Company on January 6, 2005 in exchange for (i) 8% secured promissory notes in such aggregate principal amount, (ii) 500,000 shares of our common stock and (iii) warrants to purchase an aggregate of 4,4687,485 shares of our common stock at an exercise price of $0.10 per share. The value of the shares and warrants of $370,000 and $630,000, respectively were treated as a discount to the note and the discount is being amortized over the life of the note. The debentures are convertible into shares of common stock. The conversion price of the debentures is seventy-five percent of the lowest closing price during the five trading days ending on the trading day before the conversion date; provided, however, that in no event will such price be more than $0.10. On October 10, 2005 $137,500 of the note and $8,875 of accrued interest was converted through a settlement at a per share price of $0.029. The Company recognized a loss on the conversion of $8,664. On December 30, 2005 $21,667 of the note was converted per the conversion terms of the note at a per share price of $0.004875. No gain or loss was recognized by the Company on the conversion. On March 8, 2006 $26,806 of the note was converted per the conversion terms of the note at per share prices of $0.004875, $0.00565, $0.0114825, and $0.013022. No gain or loss was recognized on the conversion. On April 10, 2006 $31,870 of the note was converted per the conversion terms of the note at per share prices of $0.004875, $0.00565, $0.0114825, and $0.013022. No gain or loss was recognized on the conversion. On May 10, 2006 $36,396 of the note was converted per the conversion terms of the note at per share prices of $0.004875, $0.0114825, and $0.013022 . No gain or loss was recognized by the Company on the conversion. The note was due December 28, 2005 and is currently in default and accruing default interest at the rate of 18%.. At December 31, 2006, the outstanding balance on the convertible note was $745,461 plus $628,913 of accrued interest and penalties.

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

On January 1, 2006, the Company converted to a promissory note $91,775, issued to Timothy Roberts, a Director, of related unpaid expense reimbursements incurred while Mr. Roberts was employed as a full-time employee. The note is unsecured and bears an 8% rate of interest. On October 24, 2006, the entire amount of the note and accrued interest was converted at a per share price of $0.0049. The Company recognized no gain or loss on the conversion.

On January 25, 2006, the Company borrowed $50,000 under a three year 5.25% unsecured promissory note with 5,000,000 warrants attached at an exercise price of $1.09. Pursuant to the SEC’s request, the associated registration statement was withdrawn on May 23, 2006. Accordingly, we were unable to obtain an effective registration and, as of June 23, 2006, were in default under the terms of the note. The note holder has accelerated the note, including a $15,000 penalty, which are due immediately. The note holder has also requested repayment for prepaid warrants of $285,000, but the Company disputes the associated claims with respect to these funds. At December 31, 2006, the outstanding balance on the note including interest and the penalty is $66,526. The note, interest and penalty are in default.

On June 30, 2006, the Company borrowed $100,000 under an 8% promissory note. The note was funded in three tranches: $20,000 (due upon mutual execution of the note), $35,000 (due twenty-one days after mutual execution), and $45,000 (due forty-two days after mutual execution). The note is due no later than two months following the final tranche (estimated at one hundred and two days after mutual execution of the note). The obligation to issue the collateral was conditioned upon prior written request of the note holder prior to the associated funding and the execution of an escrow agreement with the note holder’s attorney. The Company agreed to grant the note holder three certificates to collateralize the note of 4,000,000 shares, 7,000,000 shares, and 9,000,000 shares of common stock. The note holder has not made any requests to escrow the collateral and has not established the aforementioned escrow agreement and, accordingly, the collateral has not been presented. As additional consideration for the note, the Company agreed to (i) re-price certain pre-existing warrants, (ii) issue 1,357,800 new warrants, with a fair value of $13,952 (which has been recorded as a derivative with the initial amount treated as a discount to the note and amortized over the term of the note), to parties designated by the note holder and (iii) issue, subject to full performance of the funding obligations by note holder, to note holder an additional 10,000,000 new warrants with a fair value of $86,048 (which has been recorded as a derivative with the initial amount treated as a discount to the note and amortized over the term of the note) . The new warrants described herein and expire in five years from the effective grant date and have an exercise price of $.015 per share. On November 30, 2006, the entire amount of the note and accrued interest was converted at a per share price of $0.0051. The Company recognized a $158 gain on the conversion.

On December 7, 2006, the Company borrowed $50,000 under a 0% promissory note, but upon an event of default the maturity amount shall bear interest at the rate of 18% per annum, which is secured with a Stock Pledge Agreement and is payable no later than January 7, 2007.

On December 7, 2006, the Company borrowed $50,000 under a 0% promissory note, but upon an event of default the maturity amount shall bear interest at the rate of 18% per annum, which is secured with a Stock Pledge Agreement and is payable no later than March 7, 2007.

On December 7, 2006, the Company borrowed $50,000 under a 0% promissory note, but upon an event of default the maturity amount shall bear interest at the rate of 18% per annum, which is secured with a Stock Pledge Agreement and is payable no later than June 7, 2007.

Notes payable - face value	$2,242,276
Notes payable - discount	0

Notes payable, net	$2,242,276

The discount from the face value of the promissory notes is being amortized over the life of the promissory notes as additional interest expense. During the twelve month period ended December 31, 2006, the twelve month period ended December 31, 2005 and the period from December 9, 2002 (Inception) to December 31, 2006, the Company has recorded interest expense from the discounts of $150,000, $3,599,312 and $5,924,900, respectively.

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

The initial fair value assigned to the embedded derivatives and warrants was $14,463,615. The Company recorded the first $1,730,000 of fair value of the derivatives and warrants to debt discount which will be amortized to interest expense over the term of the debenture. The Company recorded an amortization expense for the year ended December 31, 2006, the year ended December 31, 2005 and from December 9, 2002 (Inception) through December 31, 2006 of $0, $2,104,110and $2,160,000, respectively.

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

In summary, the year ended December 31, 2006, the year ended December 31, 2005 and from December 9, 2002 (Inception) through December 31, 2006, the Company recorded a gain/(loss) on derivatives of $(695,584), $20,282,457and $(2,912,528), respectively, as a result of the financing described above in accordance with guidance provided in EITF 00-19:

Promissory notes, original face amount	$2,160,000
Conversions	602,455
Promissory notes at 12/31/06	1,557,545
Unamortized discount on Promissory notes, at 12/31/06	0
Promissory notes, at 12/31/06	1,557,545

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

The initial fair value assigned to the embedded derivatives and warrants was $473,873. The Company recorded the first $50,000 of fair value of the derivatives and warrants to debt discount which will be amortized to interest expense over the term of the debenture. The Company recorded an amortization expense for the year ended December 31, 2006, the year ended December 31, 2005 and from December 9, 2002 (Inception) through December 31, 2006 of $50,000, $0 and $50,000, respectively.

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

In summary, the year ended December 31, 2006, the year ended December 31, 2005 and from December 9, 2002 (Inception) through December 31, 2006, the Company recorded a gain/(loss) on derivatives of $(2,358,048), $0 and $(2,358,048), respectively, as a result of the financing described above in accordance with guidance provided in EITF 00-19:

Promissory notes - short term, original face amount	$50,000
Conversions	-
Promissory notes - short term, at 12/31/06	50,000
Unamortized discount on Promissory notes - short term, at 12/31/06	-
Promissory notes, net - short term, at 12/31/06	50,000

Additionally, as a result of the issuance of the debenture with such terms, there is no explicit number of shares that are to be delivered upon satisfaction of conversion, the Company is unable to assert that it had sufficient authorized and unissued shares to settle such note. Accordingly, all of the Company's previously issued and outstanding instruments, such as warrants and options as well as those issued in the future, would be classified as liabilities as well, effective with the issuance of the convertible promissory note. Absent other transactions which would warrant the same accounting treatment, the Company will discontinue the recognition of derivative liabilities once it can assert that it has a sufficient amount of authorized and unissued shares to settle its obligations which can be settled in shares . Pursuant to the Securities Purchase Agreement with Golden Gate, until such time as the Company receives shareholder approval to increase its authorized shares of common stock, it’s obligation to reserve and deliver, if requested, common stock from a conversion of the debenture or warrants shall not exceed 50,000,000 shares. Pursuant to the SEC’s request, the associated registration statement was withdrawn on May 23, 2006. Accordingly, we were unable to obtain an effective registration and, as of June 23, 2006, were in default under the terms of the note. The note holder has accelerated the note, including a $15,000 penalty, which were due upon notice in July 2006. At December 31, 2006, the outstanding balance on the note including interest and the penalty is $66,526.

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

In summary, the year ended December 31, 2006, the year ended December 31, 2005 and from December 9, 2002 (Inception) through December 31, 2006, the Company recorded a gain/(loss) on derivatives of $(443,138), $0 and $(443,138), respectively, as a result of the financing described above in accordance with guidance provided in EITF 00-19:

Promissory notes, original face amount	$1,400,000
Conversions	915,269
Promissory notes at 12/31/06	484,731
Unamortized discount on Promissory notes, at 12/31/06	-
Promissory notes, at 12/31/06	484,731

As of December 31, 2006 and December 31, 2005 the fair value of all other outstanding warrants was $73,442 and $312,863, respectively. The difference of $239,421 was recorded as a gain on derivatives as provided for in EITF 00-19.  In summary, the year ended December 31, 2006, the year ended December 31, 2005 and from December 9, 2002 (Inception) through December 31, 2006, the Company recorded a gain/(loss) on derivatives of $239,421, $18,447,767 and $4,280,176, respectively, as a result of all other outstanding warrants in accordance with guidance in EITF 00-19.

In summary the gain or (loss) on derivatives is as follows:

Date of Note	For the Year Ended December 31, 2006	For the Year Ended December 31, 2005	For the Period from December 9, 2002 (Inception) to December 31, 2006
December 2004	$(695,584)	$20,282,457	($2,912,530)
January 2006	(2,358,048)	-	(2,358,048)
February 2004 as amended September 2006	(443,138)	-	(443,138)
All other warrants	239,421	18,447,767	4,280,176
Total	$(3,257,349)	$38,730,224	$(1,433,540)

In summary the notes outstanding at December 31, 2006 were:

Conversion Feature	Face Amount Of Note	Unamortized Discount	Conversions	Notes, net
Yes	2,160,000		602,455	1,557,545
Yes	50,000			50,000
Yes	1,400,000		915,269	484,731
No	50,000			50,000
No	50,000			50,000
No	50,000			50,000
Promissory notes, net - short term, at 12/31/06	3,760,000		1,517,724	2,242,276

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

During September 2006, the Company issued 4,318,009 shares of common stock to employees with a fair value of $42,317 ($0.0098 per share).

During October 2006, the Company issued 19,758,376 shares of common stock for consulting services with a fair value of $72,863 ($0.0037 per share).

During October 2006, the Company issued 51,479,252 shares of common stock to employees with a fair value of $273,468 ($0.0053 per share).

During November 2006, the Company issued 29,197,010 shares of common stock for consulting services with a fair value of $115,560 ($0.0040 per share).

During November 2006, the Company issued 1,454,258 shares of common stock to employees with a fair value of $4,799 ($0.0033 per share).

During November 2006, the Company issued 20,000,000 shares of common stock to Greg Koler, the CEO, with a fair value of $66,000 ($0.0033 per share).

During November 2006, the Company issued 9,000,000 shares of common stock to Greg Koler, the CEO, with a fair value of $34,200 ($0.0038 per share).

During November 2006, the Company issued 1,000,000 shares of common stock to Greg Koler, the CEO, with a fair value of $3,600 ($0.0036 per share).

(C) Unauthorized Stock Issued

During November 2006 and without the requisite approval of the Board of Directors, 56,000,000 shares of common stock were issued with a fair value of $194,800 ($0.0035 per share).

(D) Stock Issued for Legal Settlement

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

(E) Stock Issued for Vendor Settlement

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

(F) Stock Issued for Cash with Notes Payable

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

(G) Stock Issued for Cash as Interest on Notes Payable

During 2004, the Company issued 375,000 shares to note payable holders for accrued interest on the notes with a fair value of $67,500 ($0.18 per share).

During August 2005, the Company issued 7,114,667 shares to a note payable holder for accrued interest on the note with a fair value of $384,192 ($0.054 per share). The Company recognized no gain or loss on this transaction.

(H) Stock Issued Under Loan Default Provisions

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

(I) Stock Issued for Conversion of Notes Payable

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

During October 2006, the Company issued 69,172,000 shares of common stock in partial settlement of principal and interest aggregating $315,535 ($0.0046 per share). Principal in the amount of $301,967 and interest in the amount of $13,568 was converted and no gain or loss was recognized.

During November 2006, the Company issued 49,728,000 shares of common stock in partial settlement of principal and interest aggregating $203,589 ($0.0041 per share). Principal in the amount of $199,751 and interest in the amount of $3,838 was converted and no gain or loss was recognized.

During November 2006, the Company issued 20,000,000 shares of common stock in full settlement of a note and accrued interest. The fair value was $102,000 ($0.0051 per share). Principal and interest in the amount of $102,158 was converted and a $158 gain was recognized.

During November 2006, the Company issued 19,940,582 shares of common stock in full settlement of a note and accrued interest. The fair value was $97,709 ($0.0049 per share) and no gain or loss was recognized.

During November 2006, the Company issued 1,849,568 shares of common stock in partial settlement of principal. Principal in the amount of $4,836 ($0.0026 per share) was converted and no gain or loss was recognized.

(J) In Kind Contribution

During 2004, 1,191,450 shares of common stock were returned to the Company by a stockholder and recorded as an In Kind Contribution.

(K) Stock Dividend

During January 2004, the Company declared a 4 for 1 common stock dividend effected to stockholders of record on January 19, 2004. Per share and weighted average share amounts have been retroactively restated in the accompanying financial statements and related notes to reflect this dividend.

(L) Stock Split

During May 2004, the Company declared a 4 for 1 common stock split effected to stockholders of record on May 5, 2004. Per share and weighted average share amounts have been retroactively restated in the accompanying financial statements and related notes to reflect this dividend.

(M) Stock Issued in Reverse Merger

On January 5, 2004, the Company issued 16,156,000 shares of common stock for all the outstanding shares of Global Business Resources.

All of these transactions were exempt from registration requirements of Section 4(2) of the Securities Act as transactions not involving a public offering.

(N) Obligation to Reserve Stock

As of December 31, 2006, the Company had an obligation to reserve 3,362,020,967 shares of common stock issuable upon conversion of debentures. In addition, as of December 31, 2006, the Company had outstanding warrants totaling 76,686,612 shares of common stock.

(O) Amendment to Articles of Incorporation

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

NOTE 7   INCOME TAXES

Income tax expense (benefit) is summarized as follows:

	Year Ended December 31, 2006	Year Ended December 31, 2005	December 9, 2002 (Inception) through December 31, 2006
Current:
Federal	$-	$-	$-
State	-	-	-
Deferred - Federal and State	-	-	-
Income tax expense (benefit)	$-	$-	$-

The Company's tax expense differs from the "expected" tax expense as follows:

	Year Ended December 31, 2006	Year Ended December 31, 2005	December 9, 2002 (Inception) through December 31, 2006

U.S. Federal income tax expense (benefit)	$(2,233,989)	$(6,515,075)	$(22,400,407)
Effect on net operating loss carryforward	2,233,989	6,515,075	22,400,407
	$-	$-	$-

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	December 31, 2006	December 31, 2005
Deferred tax assets:
Net operating loss carry forward	$22,400,407	$20,166,418
Total gross deferred tax assets	22,400,407	20,166,418
Less valuation allowance	(22,400,407)	(20,166,418)

Net deferred tax assets	$-	$-

At December 31, 2006, the Company had a net operating loss carry forward of $59,528,055 for U.S. Federal income tax purposes available to offset future taxable income expiring through 2026. The net change in the valuation allowance during the year ended December 31, 2006 was an increase of $2,233,989.

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

As the Company has not commenced sales of the game system and there is no definitive way to determine the future economic benefit associated with the payments for the guaranteed license fees, the company has expensed the guaranteed license fees as incurred. From December 9, 2002 (inception) through December 31, 2006, $225,000 of guaranteed license fees had been accrued and reported on the accompanying financial statements.

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

As the company has not commenced sales of the game system and there is no definitive way to determine the future economic benefit associated with the advance payments, the company has expensed the advance royalty payments as incurred. From December 9, 2002 (inception) through December 31, 2006, $50,000 of guaranteed license fees had been accrued and reported on the accompanying financial statements.

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

As the company has not commenced sales of the game system and there is no definitive way to determine the future economic benefit associated with the advance payments, the company has expensed the advance royalty payments as incurred. From December 9, 2002 (inception) through December 31, 2006, $500,000 of guaranteed license fees had been accrued and reported on the accompanying financial statements.

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

In addition, Infinium would have incurred royalty fees with respect to each unit of product distributed. These per unit royalty fees shall be applied against the aforementioned advance royalty payments. If the advance royalty payments would have been earned down and recouped by Infinium, then Infinium would have been required to pay directly to Eidos the per unit royalty fees for every unit of product it distributes. The per unit royalty fee ranges from 25% to 50% of Infinium’s net receipts

As the company has not commenced sales of the game system and there is no definitive way to determine the future economic benefit associated with the advance payments, the company has expensed the advance royalty payments as incurred. From December 9, 2002 (inception) through December 31, 2006, $125,000 of guaranteed license fees had been accrued and reported on the accompanying financial statements.

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

As the company has not commenced sales of the game system and there is no definitive way to determine the future economic benefit associated with the advance payments, the company has expensed the advance royalty payments as incurred. From December 9, 2002 (inception) through December 31, 2006, $10,000 of guaranteed license fees had been accrued and reported on the accompanying financial statements.

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

As the company has not commenced sales of the game system and there is no definitive way to determine the future economic benefit associated with the advance payments, the company has expensed the advance royalty payments as incurred. From December 9, 2002 (inception) through December 31, 2006, $175,000 of guaranteed license fees had been accrued and reported on the accompanying financial statements.

The letter of intent with Vivendi requires Infinium to make the following non-refundable payments:

September 25, 2004	$125,000
Total	$125,000

(B) Development Agreement

The company has a development agreement dated October 11, 2004 in place with BIOSTAR for the Phantom Game Receiver mainboard and graphics adapter. Terms are: $156,000 due at signing; $78,000 due before ship of pilot production units from Biostar; $78,000 due on acceptance of pilot units. The end design product will be wholly owned by the company. From December 9, 2002 (inception) through December 31, 2006, $337,139 of expenses have been accrued and reported on the accompanying financial statements. During September 2005, the Company settled the outstanding amounts plus related legal fees with Biostar by issuing 6,361,113 shares of common stock with a fair value of $311,695 on the date of settlement. The shares were issued under a court ordered settlement pursuant to 3(a)(10) under the Securities Act of 1933.

(C) Lease

Phantom Entertainment, Inc. leases office space in Luxembourg (starting May 1, 2006) under an operating lease that expired on December 31, 2006 but also requires a three month notice to terminate the lease. Minimum future rental payments under this lease are as follows:

Year Ending December 31,
2007	6,208
2008	-
2009	-
2010	-
Thereafter	-
Total	$6,208

Rent expense for the year ended December 31, 2006, the year ended December 31, 2005, and the period from December 9, 2002 (Inception) to December 31, 2006 was $460,600, $572,107and $1,410,157, respectively.

(D) Litigation

Beshara v. Infinium Labs Corporation, No. 2005 CA 005103 NC. In May 2005, Beshara sued us in the Circuit Court for Sarasota County, Florida, alleging default of a promissory note and seeking damages of approximately $1,400,000.00. On October 25, 2005, we settled accrued interest through October 31, 2005, together with reasonable attorneys’ fees, in the amount of $384,192 through issuance of 7,114,667 shares of our stock. On March 17, 2006, we entered into a conversion agreement with Beshara in order to reduce a portion of the outstanding principal and interest with 40,000,000 shares of common stock (as of May 22, 2006). In September 2006, the parties amended the promissory note to add for conversion of debt into equity. As of September 30, 2006, the remaining principal on the debt is approximately $986,449. So long as Beshara continues to convert debt into equity the foregoing action shall be abated.

Black Rocket Euro RSCG, LLC v. Phantom Entertainment, Inc., No. 2005 CA 5008 NC. In May 2005, Black Rocket sued us in the Circuit Court for Sarasota County, Florida, alleging breach of contract and seeking damages in the amount of $95,272.00. Due to an administrative error, our attorney neglected to file a notice of appearance and on January 25, 2006, Black Rocket obtained a default judgment in the amount of $104,629. We have recorded $104,629 as well as $4,977 in accrued interest, as of September 30, 2006, in accounts payable.

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

GMR Marketing, LLC, v. Phantom Entertainment, Inc., No. 20050CA-10535NC. In January 2006, GMR sued us in the District Court of Florida, Sarasota County, alleging that it rendered advertising services and that the Company failed to pay for such services thereby breaching the contract. GMR sought damages in the amount of $107,544. Due to an error with our Florida counsel an answer to the complaint was not filed and on February 1, 2005 GMR received a default judgment in the amount of $107,883. Through September 30, 2006, the Company has recorded a total of $114,284, including interest, in accounts payable. On October 25, 2006, the parties entered into a settlement agreement whereby the Company agreed to pay GMR $71,000 no later than December 20, 2006 in exchange for a full release of all previous claims.

Longview Special Finance, Inc. v. Phantom Entertainment, Inc., No. 06 CV 1772. In March 2006, Longview sued us in United States District in the Southern District of New York alleging breach of contract and requesting, in part, issuance of all remaining shares requested in prior conversion notices. The March complaint contained various errors. The parties entered into a negotiated settlement related to a portion of Longview’s claims on April 7, 2006. Under the terms of the agreement, the Company converted a portion of Longview’s requested conversion request and Longview agreed to dismiss the aforementioned matter in May 2006 and standstill on any further request for conversion or bring any additional claim on with respect to the Company’s failure to reserve adequate shares for Longview or deliver shares under a conversion. Although the Company has materially performed, Longview has not dismissed the action. In November 2006, Plaintiff submitted an amended complaint with similar claims and requested a hearing, currently scheduled for late November, on its request for an injunction.  The Company intends to respond vigorously to these claims and file counterclaims as well. On March 30, 2007, the Company and the Holders completed the settlement of the Action and entered into a Settlement Agreement (the “Agreement”) dated as of March 22, 2007 with the Holders pursuant to which the Company agreed to issue 425,000,000 shares of free-trading common stock to the Holders in exchange for the Holders agreeing to enter into general releases and to petition the Court to dismiss the Action with prejudice. On March 30, 2007, the Court so ordered the adoption of the Agreement and general releases were executed and delivered by the parties. See Current Report on Form 8-K filed with the SEC on April 3, 2007.

Merrill Lynch, Pierce, Fenner & Smith v. Phantom Entertainment, Inc., No. 06-2-05618-3 SEA. In February 2005, we entered into a Stipulation and Order for Entry of Judgment with Merrill Lynch pertaining to our default in rent of $127,312 due under our lease with Merrill Lynch (for our former corporate headquarters). The foregoing matter was adjudicated in the Superior Court for the State of Washington, in and for the County of King. In partial consideration of the entry of the judgment the lease, originally set to expire in August 2006, terminated on February 28, 2006 with no further monetary obligations. Subsequent to the entry of the order the parties entered into a settlement agreement that provided for a payment schedule of $5,000 per month with a final balloon payment due in July 2006. The Company intended on using proceeds from an SB-2 registration, but was unable to do so after the SB-2 was withdrawn on May 23, 2006. The Company was in default on the settlement agreement when it failed to make the balloon payment by July 31, 2006. In September 2006, Merrill Lynch assigned its rights to enforce the settlement agreement, and all other rights, to Fred Niedrich, a third party. On September 20, 2006, the parties entered into a new settlement agreement whereby the total debt due of $118,289 was settled for $100,000 pursuant to 3(a)(10) of the Securities Act of 1933.

Morley and Campbell v. Timothy Roberts and Phantom Entertainment, Inc., No. D-1-GN-06-000851. In April 2006, Morley and Campbell sued Timothy Roberts individually and the Company in the District Court, 200 Judicial District, Travis County, Texas for breach of contract in failing to perform the remainder of an Asset Purchase Agreement and Assignment of Rights between plaintiffs and Roberts. The total claim is for $30,000. Phantom is defending itself vigorously in this suit and has retained local counsel in order to do so. No contingency has been accrued as of September 30, 2006. As of the date of this Annual Report, the plaintiff has not pursued any further remedies, and the Company believes that the action has been dropped.

M. Tyler Boles v. Phantom Entertainment, Inc., No. V06-30. In January 2006, M. Tyler Boles sued us in the General District Court for Nelson County, Delaware, alleging a claim for money and seeking damages in the amount of $1,200. A judgment was entered in March 2006 for $1,254 and we have recorded $1,300, including interest through September 30, 2006, in accounts payable.

Oracle USA, Inc. v. Phantom Entertainment, Inc. , No. C05-5049. In December 2005, Oracle USA sued us in the United States District Court, Northern District of California, San Francisco Division, alleging that the Company placed orders for software, failed to pay for such orders and thus breached the contract and seeking damages in the amount of $198,818. In March 2006 judgment was entered against the Company in the aforementioned court for $199,068 and, as of September 30, 2006, this amount has been recorded in accounts payable.

Ronald Westman v. Phantom Entertainment, Inc. , No. 2006 CA 010711 NC. In November 2006, Ronald Westman filed an action in the Circuit Court for Sarasota County, Florida. The Company has not been served with the summons and complaint and, therefore, can not provide any further detail.

SBI USA, LLC v. Phantom Entertainment, Inc., No. 05CC10694. In November 2005, SBI USA, LLC, sued us in the Superior Court of California, Orange County, alleging breach of contract and seeking damages in the amount of $58,000. Judgment was entered against the Company in the aforementioned court in April 2006 for $55,000 and we have recorded $59,213, including interest through September 30, 2006, in accounts payable.

Walter Dorwin Teague Associates v. Phantom Entertainment, Inc., No. 05-9-35846-2. In December 2005, Teague Associates entered an arbitration award in the Superior Court for King County, Washington. The judgment is for $51,843 and we have recorded $55,734, including interest through September 30, 2006, in accounts payable. Teague & Associates was retained in 2004 to assist and support various industrial design requirements associated with hardware for the Phantom Game Service. The Company defaulted on its payment obligations and this resulted in the associated arbitration award.

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

In May 2006, Mr. Roberts, in his personal capacity, was served with a complaint from the SEC in the matter entitled Securities and Exchange Commission vs. Timothy M. Roberts in the US District Court for the Middle District of Florida, Orlando Division, pursuant to which the SEC alleges that Mr. Roberts made false statements with regard to the Company’s prospects while at the same time selling his shares of the Company’s common stock for personal gain through his alleged participation in a “phony fax scam”. The SEC seeks judgment against Mr. Roberts enjoining him from future violations of securities laws, requiring that he disgorge any gain or benefit he received from past violations, and imposing penalties for the violations. Further, the SEC seeks a judgment prohibiting Mr. Roberts from serving in the future as an officer or director of a public company and from participating in any offering of “penny stocks”. While the Board of Directors has currently agreed to indemnify Mr. Roberts’ legal expenses specifically related to this matter, no accrual has been made as of September 30, 2006. On May 9, 2007, the Board of Directors agreed to authorize and directed the Company to (i) fully indemnify Mr. Roberts against the nature of the action arising out of the SEC Complaint and (ii) enter into a settlement agreement whereby the total debt due of $2,062.50 was to be settled for the same amount pursuant to 3(a)(10) of the Securities Act of 1933. On the same date, the Company entered into the aforementioned settlement agreement.

John Fife v. Phantom Entertainment, Inc. , No. 2006 CA 012309 NC. In December 2006, John Fife filed an action in the Circuit Court for Sarasota County, Florida. Subsequently, the Board of Directors agreed to authorize and directed the Company to enter, and the Company entered, into a settlement agreement whereby the total debt due of $166,000.00 was settled for the same amount pursuant to 3(a)(10) of the Securities Act of 1933.

Phantom Investors LLC v. Phantom Entertainment, Inc. , No. 2005 CA 001211 NC. In February 2005, Phantom Investors LLC filed an action in the Circuit Court for Sarasota County, Florida. Subsequently, the Board of Directors agreed to authorize and directed the Company to enter, and the Company entered, into a settlement agreement whereby the amount agreed to by the parties was settled pursuant to 3(a)(10) of the Securities Act of 1933.

Federal Insurance Company v. Phantom Entertainment, Inc. , No. 2006 CA 005201 NC. In June 2006, Federal Insurance Company filed an action in the Circuit Court for Sarasota County, Florida. The Company intends to vigorously defend itself in this action.

The Motley Fool Inc. v. Phantom Entertainment, Inc. , No. 2006 CA 002132 NC. In March 2006, The Motley Fool Inc., filed an action in the Circuit Court for Sarasota County, Florida. Subsequently, the Board of Directors agreed to authorize and directed the Company to enter, and the Company entered, into a settlement agreement whereby the amount agreed to by the parties was settled pursuant to 3(a)(10) of the Securities Act of 1933.

Centerpointe Property LLC v. Phantom Entertainment, Inc., No. 2006 CA 001216 NC. In February 2006, Centerpointe Property LLC filed an action in the Circuit Court for Sarasota County, Florida. Subsequently, the Board of Directors agreed to authorize and directed the Company to enter, and the Company entered, into a settlement agreement whereby the amount agreed to by the parties was settled pursuant to 3(a)(10) of the Securities Act of 1933.

Beshara Edward C v. Phantom Entertainment, Inc., No. 2006 CA 000206 NC. In January 2006, Edward Beshara filed an action in the Circuit Court for Sarasota County, Florida. Subsequently, the Board of Directors agreed to authorize and directed the Company to enter, and the Company entered, into a settlement agreement whereby the amount agreed to by the parties was settled pursuant to 3(a)(10) of the Securities Act of 1933.

Beshara James v. Phantom Entertainment, Inc., No. 2005 CA 011388 NC. In November 2005, James Beshara filed an action in the Circuit Court for Sarasota County, Florida. Subsequently, the Board of Directors agreed to authorize and directed the Company to enter, and the Company entered, into a settlement agreement whereby the amount agreed to by the parties was settled pursuant to 3(a)(10) of the Securities Act of 1933.

Beshara Edward C and Beshara Sharon M v. Phantom Entertainment, Inc., No. 2005 CA 010933 NC. In November 2005, Edward Beshara and Sharon Beshara filed an action in the Circuit Court for Sarasota County, Florida. Subsequently, the Board of Directors agreed to authorize and directed the Company to enter, and the Company entered, into a settlement agreement whereby the amount agreed to by the parties was settled pursuant to 3(a)(10) of the Securities Act of 1933.

GMR Marketing, LLC, v. Phantom Entertainment, Inc., No. 20050CA-010535 NC. In October 2005, GMR filed an action in the Circuit Court of Florida, Sarasota County.

Tops Staffing Services v. Phantom Entertainment, Inc., No. 2005 CC 5829 NC. In 2005, Tops Staffing Services filed an action in the Circuit Court for Sarasota County, Florida. On January 26, 2007, plaintiff obtained a Final Default Judgment against the Company.

John W. Anderson and Adam Goldblatt v. Phantom Entertainment, Inc. In 2007, John W. Anderson and Adam Goldblatt filed an action in the Superior Court for Seattle County, Washington. On January 30, 2007, plaintiff obtained a Default Judgment against the Company for unpaid compensation and related damages in the aggregate amount of 106,109.19.

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We may become involved in material legal proceedings in the future.

(E) Licenses

As detailed above in Note 8 (A), the Company has entered into agreements with a number of publishers to provide content for our Phantom Game Service . These agreements provide that we pay an advance to each publisher, which is recoupable by us against future royalties payable to these publishers under their respective agreements. As of December 31, 2006, the Company currently owes an aggregate of $845,000 to these publishers pursuant to these agreements and, if we fail to pay these advances, these agreements may be terminated.

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

As of
December 31, 2006
Payroll	$238,627
Payroll taxes	1,365,162
Penalties and interest	874,417
Accrued payroll and payroll taxes	$2,478,206

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

(B) Warrants Issued and Outstanding

Stock Purchase Warrants

For the year ended December 31, 2006, the Company granted warrants to purchase 16,357,800 shares of common stock in conjunction with two notes payable which were treated as a discount to the notes payable.

	December 31, 2006	December 31, 2005
Warrants for common stock issued to a note holder. The term of the warrants are five years expiring November 10, 2009. The warrants are exercisable at $0.10 per share	5,873,288	5,873,288

Warrants for common stock issued to a note holder. The term of the warrants are five years expiring November 10, 2009. The warrants are exercisable at $0.10 per share.	11,630,138	11,630,138

Warrants issued with subscription agreements. The term of the warrants are five years expiring November 10, 2009 and are exercisable at $0.10 per share.	678,900	678,900

Warrants issued with subscription agreements. The term of the warrants are five years expiring November 10, 2009 and are exercisable at $0.25 per share.	1,344,000	1,344,000

Warrants issued with subscription agreements. The term of the warrants are five years expiring November 10, 2009 and are exercisable at $0.10 per share.	3,084,181	3,084,181

Warrants issued in conjunction with convertible notes. The term of the warrants are five years expiring December 31, 2009 and are exercisable at $0.50 per share.	232,000	232,000

Warrants issued in conjunction with convertible notes. The term of the warrants are five years expiring December 31, 2009 and are exercisable at $0.50 per share.	200,000	200,000

Warrants for common stock issued to note holders. The term of the warrants are five years expiring October 22, 2009. The warrants are exercisable at $0.50 per share.	500,000	500,000

Warrants for common stock issued to note holders. The term of the warrants are five years expiring October 27, 2009. The warrants are exercisable at $0.50 per share.	500,000	500,000

Warrants for common stock issued to note holders. The term of the warrants are five years expiring December 31, 2009. The warrants are exercisable at $0.10 per share.	5,437,487	5,437,487

Warrants for common stock issued to note holders. The term of the warrants are five years expiring December 31, 2009. The warrants are exercisable at $0.75 per share.	5,437,487	5,437,487

Warrants for common stock issued to note holders. The term of the warrants are five years expiring December 31, 2009. The warrants are exercisable at $1.00 per share.	5,437,487	5,437,487

Warrants for common stock issued to note holder. The term of the warrants is three years expiring February 4, 2008. The warrants are exercisable at $0.10 per share.	200,000	200,000

Warrants for common stock issued to note holder. The term of the warrants is three years expiring February 4, 2008. The warrants are exercisable at $0.10 per share.	200,000	200,000

Warrants for common stock issued to note holder. The term of the warrants is three years expiring February 4, 2008. The warrants are exercisable at $0.10 per share.	100,000	100,000

Warrants for common stock granted to note holder. The terms of the warrants are three years expiring April 29, 2008. The warrants are exercisable at $0.10 per share.	400,000	400,000

Warrants for common stock issued to note holders. The term of the warrants are five years expiring December 31, 2009. The warrants are exercisable at $0.10 per share.	4,687,485	4,687,485

Warrants for common stock issued to an investor. The term of the warrants are five years expiring June 10, 2010. The warrants are exercisable at $0.10 per share.	6,226,359	6,226,359

Warrants for common stock issued to an investor. The term of the warrants is three years expiring September 19, 2008. The warrants are exercisable at $0.10 per share.	8,160,000	8,160,000

Warrants for common stock issued to a note holder. The term of the warrants are three years expiring January 25, 2009. The warrants are exercisable at $1.09 per share.	5,000,000	-

Warrants for common stock issued parties identified by noteholder as additional consideration for a note. The term of the warrants is five years expiring June 30, 2011. The warrants are exercisable at $0.015 per share.	1,357,800	-

Warrants for common stock issued parties identified by noteholder as additional consideration for a note. The term of the warrants is five years expiring August 18, 2011. The warrants are exercisable at $0.015 per share.	10,000,000

Total	76,686,612	60,328,812

NOTE 10   GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no sales and has recurring losses from inception of $73,550,242, has a working capital deficiency of $18,344,236, a stockholders’ deficiency of $18,627,236, has a negative cash flow from operations of $15,654,926 from inception and notes payable in default of $2,242,276. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

On June 21, 2004, the Company compensated Timothy M. Roberts, our former Chief Executive Officer $50,000 as consideration for his personal guaranty at that time of a commercial promissory note payable secured by a real estate mortgage encumbering the his residence. The note is for $1,500,000 with interest calculated at fifteen percent (15%) per annum up to the maximum amount allowed by law in the event of default. The note also permits a late charge in the amount of five percent (5%).

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

On November 2, 2004, the Company issued 200,000 shares of common stock with a fair value of $43,735 ($0.2187 per share) in lieu of cash compensation to Kevin Bachus as our President and Chief Operating Officer.

On November 2, 2004, the Company issued 300,000 shares of common stock with a fair value of $65,603 ($0.2187 per share) in lieu of cash compensation to Timothy Roberts, as CEO (Mr. Roberts was also the CFO and Chairman).

On December 8, 2004, the Company issued 300,000 shares of common stock with a fair value of $65,603 ($0. 2187 per share) in lieu of cash compensation to Kevin Bachus as our President and Chief Operating Officer.

On December 8, 2004, the Company issued 200,000 shares of common stock with a fair value of $43,735 ($0. 2187 per share) in lieu of cash compensation to Timothy Roberts, as CEO (Mr. Roberts was also the CFO and Chairman).

On December 8, 2004, the Company issued 100,000 shares of common stock with a fair market value of $21,866 ($0. 2187 per share) in lieu of cash compensation to Richard Angelotti, Director.

On January 27, 2005, the Company borrowed $300,000 from Timothy Roberts, our former CEO and the Chairman and a Director of our company, under a 15% promissory note, which was payable no later than April 27, 2005. The note was subsequently transferred by Mr. Roberts to parties unaffiliated with us. On or about May 10 through 12, 2005, this note was assigned by Mr. Roberts to the following individuals with corresponding amounts: (1) Gerard Dariano, $100,000; (2) Fred Niedrich, $50,000; (3) Gary Fears, $50,000; and (4) John Landino, $100,000.On June 13, 2005, the full principal and interest was settled at $0.10 per share in consideration for our issuance of 3,187,206 shares of common stock to the holders, valued at $318,721. The Company recognized a loss on the conversion of $95,616.

On March 11, 2005, the Company issued 800,000 shares of common stock with a fair value of $272,000 ($.34 per share) in lieu of cash compensation to Richard Angelotti, Director.

On May 10, 2005, the Company issued 250,000 shares of common stock with a fair value of $37,500 ($0.15 per share) in lieu of cash compensation to Kevin Bachus as our President and Chief Operating Officer.

On June 3, 2005, the Company issued 250,000 shares of common stock with a fair value of $25,000 ($0.10 per share) in lieu of cash compensation to Kevin Bachus as our President and Chief Operating Officer.

On June 13, 2005, the Company issued 1,700,000 shares of common stock with a fair value of $221,000 ($0.13 per share) to Timothy Roberts. These shares were an indemnification to Mr. Roberts as the guarantor on a $400,000, 6% promissory note between the Company and Nite Capital. The note was collateralized with Mr. Roberts’ personal holdings of Company stock.

On June 22, 2005, the Company issued 500,000 shares of common stock with a fair value of $50,000 ($0.10 per share) in lieu of cash compensation to Timothy Roberts, as our CEO (Mr. Roberts was also the CFO and Chairman).

On August 11, 2005, the Company issued 882,398 shares of common stock with a fair value of $61,768 ($0.07 per share) in lieu of cash compensation to Timothy Roberts, as our CEO (Mr. Roberts was also the CFO and Chairman).

On August 11, 2005, the Company issued 712,960 shares of common stock with a fair value of $49,907 ($0.07 per share) in lieu of cash compensation to Kevin Bachus as our President and Chief Operating Officer. Mr. Bachus became CEO, CFO and a Director on August 15, 2005.

On August 11, 2005, the Company issued 296,297 shares of common stock with a fair value of $20,741 ($0.07 per share) to Richard Angelotti, Director.

On August 18, 2005, the Company issued 5,000,000 shares of common stock to Richard Angelotti, with a fair value of $350,000 ($0.07 per share).

On August 18, 2005, the Company issued 10,000,000 shares of common stock to Timothy M. Roberts, our former Chief Executive Officer, with a fair value of $700,000 ($0.07 per share).

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

On January 1, 2006, the Company converted $91,775 owed under employee expense reimbursements into a promissory note to Timothy Roberts, a former employee, and the current Chairman and a Director. The note is unsecured and bears an 8% rate of interest. During November 2006, the Company issued 19,940,582 shares of common stock in full settlement of the promissory note and accrued interest. The fair value was $97,709 ($0.0049 per share) and no gain or loss was recognized.

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

During November 2006, the Company issued 20,000,000 shares of common stock to Greg Koler, the CEO, with a fair value of $66,000 ($0.0033 per share).

During November 2006, the Company issued 9,000,000 shares of common stock to Greg Koler, the CEO, with a fair value of $34,200 ($0.0038 per share).

During November 2006, the Company issued 1,000,000 shares of common stock to Greg Koler, the CEO, with a fair value of $3,600 ($0.0036 per share).

During November 2006, the Company issued 19,940,582 shares of common stock in full settlement of a promissory note held by Timothy Roberts, Chairman, and accrued interest. The fair value was $97,709 ($0.0049 per share) and no gain or loss was recognized.

NOTE 12   SUBSEQUENT EVENTS

(A) Common Stock Issuances

During March 2007, the Company issued 425,000,000 shares of common stock in full settlement of notes and accrued interest. Principal and interest in the amount of $3,103,895 was converted ($0.0073 per share).

During March 2007, the Company issued 179,800,000 shares of common stock in full settlement of notes and accrued interest. Principal and interest in the amount of $152,400 was converted ($0.00085 per share).

During March 2007, the Company issued 9,990,909 shares of common stock in partial conversion of a note. Principal in the amount of $91 was converted ($0.0000091 per share).

During March 2007, the Company issued 9,091 shares of common stock for warrants exercised. Warrants in the amount of $9,909 were exercised ($1.09 per share).

During March 2007, the Company issued 116,057,264 shares of common stock for consulting services with a fair value of $145,072 ($0.00125 per share).

During March 2007, the Company issued 5,000,000 shares of common stock for consulting services with a fair value of $5,625 ($0.001125 per share).

During April 2007, the Company issued 11,000,000 shares of common stock for consulting services with a fair value of $12,375 ($0.001125 per share).

(B) Amendment to Articles of Incorporation

On March 16, 2007, the Company amended its Articles of Incorporation to provide for an increase in its authorized share capital. The authorized capital stock increased from 1,200,000,000 to 2,400,000,000 common shares at a par value of $0.0001 per share.