Form 10QSB
period 2007-03-31
Phantom Entertainment, Inc.
filed 2007-05-22
CIK 1145019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 000-50535

PHANTOM ENTERTAINMENT, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	65-1048794
(State or other jurisdiction Identification No.)	(IRS Employer of incorporation or organization).)

222 Grace Church St., Suite 302, Port Chester, NY	10573
(Address of Principal Executive Offices)	(Zip Code)

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
Yes   ☐ No   ☒

As of May 15, 2007 we have 1,799,433,415 outstanding shares of our common stock as, par value $.0001 per share.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

INDEX

		Page
PART I - Financial Information

Item 1	Financial Statements	1

	Consolidated Balance Sheets as of Three Months Ended March 31, 2007 (Unaudited) and December 31, 2006	1

	Consolidated Statements of Operations for the Three Months Ended March 31, 2007, the Three Months Ended March 31, 2006 (Restated - Note 2) and the Period from December 9, 2002 (Inception) through March 31, 2007 (Unaudited)	2

	Consolidated Statement of Changes in Stockholders’ Deficiency for the Period from December 9, 2002 (Inception) through March 31, 2007 (Unaudited)	3 - 20

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2007, the Three Months Ended March 31, 2006 (Restated - Note 2) and the Period from December 9, 2002 (Inception) through March 31, 2007 (Unaudited)	21

	Notes to Consolidated Financial Statements (Unaudited)	22 - 68

Item 2	Management’s Discussion and Analysis or Plan of Operations	69

Item 3	Controls and Procedures	73

PART II - Other Information

Item 1	Legal Proceedings	74

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	77

Item 3	Defaults upon Senior Securities	77

Item 4	Submission of Matters to a Vote of Security Holders	77

Item 5	Other Information	78

Item 6	Exhibits	79

Signatures		80

Certifications

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
PHANTOM ENTERTATNMENT INC. AND SUBSIDARY (A DEVELOPMENT STAGE COMPANY) Consolidated Balance Sheet

	March 31, 2007	December 31, 2006
	(Consolidated) (Unaudited)	(Consolidated)
ASSETS
Current Assets:
Cash	$16,831	57,051
Prepaid Expenses	-	1,000
Total Current Assets	16,831	58,051

Property and Equipment, Net	2,000	2,000

Total Assets	$18,831	60,051

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable	$4,411,995	4,233,387
Due to developers	845,000	845,000
Accrued interest expense	72,899	1,435,569
Other accrued expense	111,661	220,994
Accrued payroll and payroll taxes (Note 8(E))	2,655,956	2,478,206
Derivatives (Note 5(B))	6,769,529	6,946,855
Promissory notes (Note 5(A))	534,640	2,242,276
Total Current Liabilities	15,401,680	18,402,287

Long Term Liabilities:
Deposits	275,091	285,000
Total Long Term Liabilities	275,091	285,000

Total Liabilities	15,676,771	18,687,287

Commitments and Contingencies	-	-

Stockholders’ Deficiency:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 2,400,000,000 shares authorized, 1,788,433,415 and 1,052,576,151 shares issued and outstanding, respectively (Note 6)	178,844	105,258
Additional paid-in capital (Note 6)	57,029,214	54,840,265
Subscription receivable	(22,517)	(22,517)
Accumulated deficit during development stage	(72,843,481)	(73,550,242)

Total Stockholders’ Deficiency	(15,657,940)	(18,627,236)

Total Liabilities and Stockholders’ Deficiency	$18,831	60,051

See accompanying notes to consolidated financial statements

PHANTOM ENTERTATNMENT INC. AND SUBSIDARY (A DEVELOPMENT STAGE COMPANY) Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended March 31, 2007	For the Three Months Ended March 31, 2006	For the Period from December 9, 2002 (Inception) to March 31, 2007
	Consolidated	Consolidated Restated - Note 2	Consolidated
Operating Expenses:
Development costs	$-	$82,947	$3,833,329
Advertising	9,516	-	2,144,296
Salary expense	143,417	591,247	14,411,893
Professional fees	65,210	86,199	5,642,868
Consultants	165,513	298,729	14,176,726
Impairment of assets	-	-	872,389
General and administrative	9,471	146,268	6,515,234
Total Operating Expenses	393,127	1,205,390	47,596,735
Net Loss from Operations	(393,127)	(1,205,390)	(47,596,735)

Other Income (Expense):
Other income / (expense)	202	(98)	1,849
Gain / (Loss) on sale of equipment	-	400	16,667
Gain / (Loss) on conversion of notes	1,199,689	(233,186)	(9,802,830)
Gain / (Loss) on vendor settlement	-	-	(1,235)
Gain / (Loss) on stock issued for payroll taxes	-	(85,398)	(142,252)
Interest expense	(194,624)	(329,047)	(13,060,736)
Derivatives income (expense)	131,074	(1,564,550)	(1,302,466)
Payroll Tax Penalties & Interest	(36,453)	(50,424)	(955,743)
Total Other Income (Expense)	1,099,888	(2,262,303)	(25,246,746)

Income (Loss) before Income Taxes	706,761	(3,467,693)	(72,843,481)

Income Taxes	-	-	-

Net Income (Loss)	$706,761	$(3,467,693)	$(72,843,481)

Per Common Share

Income (Loss) per common share - basic and diluted	$0.00	$(0.01)	$(0.24)

Income (Loss) per common share - basic and diluted	$0.00	$(0.01)	$(0.24)

Weighted average - basic	1,141,187,594	430,017,609	307,385,320

Weighted average - diluted	1,141,187,594	430,017,609	307,385,320

See accompanying notes to consolidated financial statements

PHANTOM ENTERTAINMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders' Deficiency
For the Period December 9, 2002 (Inception) to March 31, 2007 (Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total
Stock issued to founders ($0.0004 per share)	-	$-	58,189,728	$5,819	$12,703	$-	$(18,517)	$-	$5

Stock issued for cash ($0.12 per share)	-	-	4,423,012	442	526,261	-	-	-	526,703

Stock issued for services ($0.3775 per share)	-	-	2,957,376	296	1,112,709	-	-	-	1,113,005

Net loss for the period from December 9, 2002 (inception) to October 31, 2003	-	-	-	-	-	(2,270,129)	-	-	(2,270,129)

Balance, October 31, 2003	-	$-	65,570,116	$6,557	$1,651,673	$(2,270,129)	$(18,517)	$-	$(630,416)

Stock issued for cash ($0.28 per share)	-	-	2,169,148	217	612,172	-	(145,000)	-	467,389

Stock issued for signage rights ($0.3175 per share)	-	-	942,600	94	299,906	-	-	-	300,000

Stock issued for services ($0.3175 per share)	-	-	434,036	43	138,597	-	-	-	138,640

Net loss for the two months ended December 31, 2003	-	-	-	-	-	(674,945)	-	-	(674,945)

Balance, December 31, 2003 (Restated – Note 2)	-	$-	69,115,900	$6,911	$2,702,348	$(2,945,074)	$(163,517)	$-	$(399,332)

Recapitalization of Global Business Resources	-	-	16,156,000	1,615	(1,615)	-	-	-	-

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total
Shares issued for cash ($0.25 per share)	-	-	6,650,000	665	1,661,835	-	-	-	1,662,500

Shares issued for cash ($0.257 per share)	-	-	-	-	-	-	141,000	-	141,000

Shares issued with note payable ($0.78 per share)	-	-	560,000	56	433,944	-	-	-	434,000

Shares issued for legal settlement ($1.475 per share)	-	-	66,668	7	98,328	-	-	-	98,335

Shares issued for services ($1.475 per share)	-	-	1,750,000	175	2,581,075	-	-	-	2,581,250

Shares issued with note payable ($1.47 per share)	-	-	7,500		11,025	-	-	-	11,025

Shares issued with note payable ($1.42 per share)	-	-	200,000	20	283,980	-	-	-	284,000

Shares issued with note payable ($1.475 per share)	-	-	100,000	10	147,490	-	-	-	147,500

Shares issued with note payable ($1.13 per share)	-	-	60,000	6	67,794	-	-	-	67,800

Shares issued with note payable ($1.43 per share)	-	-	33,000	3	47,187	-	-	-	47,190

Shares issued with note payable ($1.475 per share)	-	-	511,000	51	753,674	-	-	-	753,725

Shares issued for loan default penalty ($1.475 per share)	-	-	74,999	8	110,616	-	-	-	110,624

Shares issued for loan default penalty ($1.13 per share)	-	-	75,000	8	84,742	-	-	-	84,750

Shares issued for loan default penalty ($1.475 per share)	-	-	80,000	8	117,992	-	-	-	118,000

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total
Shares issued for loan default penalty ($1.56 per share)	-	-	603,038	61	942,487	-	-	-	942,548

Shares issued for loan default penalty ($1.47 per share)	-	-	955,312	96	1,404,213	-	-	-	1,404,309

Shares issued for cash ($2.50 per share)	-	-	40,000	4	99,996	-	-	-	100,000

Shares issued for legal settlement ($1.455 per share)	-	-	53,332	5	77,560	-	-	-	77,565

Shares issued for cash ($2.00 per share)	-	-	100,000	10	199,990	-	-	-	200,000

Shares issued to consultants for services ($1.44 per share)	-	-	830,000	83	1,195,117	-	-	-	1,195,200

Shares issued to consultants for services ($1.475 per share)	-	-	100,000	10	147,490	-	-	-	147,500

Shares issued to consultants for services ($1.60 per share)	-	-	279,260	28	446,788	-	-	-	446,816

Shares issued to consultants for services ($0.92 per share)	-	-	440,000	44	404,756	-	-	-	404,800

Beneficial conversion of promissory notes at $0.75 per share	-	-	-	-	71,275	-	-	-	71,275

Shares issued for loan guaranty ($1.04 per share)	-	-	800,000	80	831,920	-	-	-	832,000

Shares issued to consultants ($1.13 per share)	-	-	1,000,000	100	1,129,900	-	-	-	1,130,000

Shares issued to consultants for services ($0.64 per share)	-	-	21,460	2	13,732	-	-	-	13,734

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total
Shares issued to consultants for services ($0.61 per share)	-	-	200,000	20	121,980	-	-	-	122,000

Shares issued to consultants for services ($0.60 per share)	-	-	36,000	4	21,416	-	-	-	21,420

Shares issued to consultants for services ($0.60 per share)	-	-	1,933,224	193	1,162,251	-	-	-	1,162,444

Shares issued to employees ($0.33 per share)	-	-	300,000	30	98,970	-	-	-	99,000

Shares issued for cash ($0.25 per share)	-	-	1,900,400	190	474,910	-	-	-	475,100

Shares issued to employees ($0.32 per share)	-	-	1,790,000	179	565,321	-	-	-	565,500

Shares issued to employees ($0.22 per share)	-	-	5,199,967	520	1,136,579	-	-	-	1,137,099

Shares issued to executives ($0.22 per share)	-	-	1,100,000	110	240,432	-	-	-	240,542

Shares issued to consultants for services ($0.21 per share)	-	-	3,885,410	388	811,753	-	-	-	812,141

Shares issued with notes payable ($0.42 per share)	-	-	1,750,000	175	734,825	-	-	-	735,000

Shares issued to consultants for services ($0.28 per share)	-	-	1,350,000	135	377,365	-	-	-	377,500

Shares issued for interest ($0.18 per share)	-	-	375,000	38	67,462	-	-	-	67,500

Shares issued for services ($0.25 per share)	-	-	150,000	15	37,485	-	-	-	37,500

Shares issued for cash ($0.16 per share)	-	-	1,649,635	165	263,910	-	-	-	264,075

Beneficial conversion of promissory notes at $0.10 per share	-	-	-	-	318,500	-	-	-	318,500

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total
Fair value of warrants issued in conjunction with promissory notes ranging from $0.10 per share to $1.00 per share	-	-	-	-	295,000	-	-	-	295,000

Shares contributed in kind	-	-	(1,191,450)	(119)	119	-	-	-	-

Fair value of derivatives unrelated to convertible notes	-	-	-	-	(4,353,617)	-	-	-	(4,353,617)

Net loss, December 31, 2004	-	-	-	-	-	(70,726,202)	-	-	(70,726,202)

Balance, December 31, 2004 (Restated - Note 2)	-	$-	121,090,655	$12,109	$18,440,300	$(73,671,276)	$(22,517)	$-	$(55,241,384)

Shares issued to Director for services ($1.59 per share)	-	-	40,000	4	63,596	-	-	-	63,600

Shares issued to consultants for services ($0.87 per share)	-	-	125,179	13	108,916	-	-	-	108,929

Shares issued to convert note payable ($1.18 per share)	-	-	7,043,750	704	8,310,921	-	-	-	8,311,625

Shares issued to consultants for services ($0.54 per share)	-	-	1,200,000	120	647,880	-	-	-	648,000

Shares issued to convert note payable ($0.365 per share)	-	-	4,925,291	493	1,797,238	-	-	-	1,797,731

Shares issued to consultants for services ($0.32 per share)	-	-	1,722,453	172	558,675	-	-	(19,665)	539,182

Shares issued to employees ($0.25 per share)	-	-	225,000	22	56,228	-	-	-	56,250

Shares issued to convert note payable ($0.122 per share)	-	-	5,815,069	582	711,336	-	-	-	711,918

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total
Shares issued to consultant for services ($0.32 per share)	-	-	100,000	10	31,990	-	-	-	32,000

Shares issued to Director for services ($0.34 per share)	-	-	800,000	80	271,920	-	-	-	272,000

Beneficial conversion of promissory notes	-	-	-	-	375,000	-	-	-	375,000

Shares issued to consultants for services ($0.32 per share)	-	-	1,423,734	143	319,812	-	-	-	319,955

Shares issued to convert note payable ($0.17 per share)	-	-	13,325,000	1,333	2,280,600	-	-	-	2,281,933

Shares issued to consultant for services ($0.18 per share)	-	-	250,000	25	44,975	-	-	-	45,000

Shares issued to employee ($0.23 per share)	-	-	100,000	10	22,990	-	-	-	23,000

Shares issued to employees ($0.15 per share)	-	-	601,725	60	90,199	-	-	-	90,259

Shares issued to convert note payable ($0.10 per share)	-	-	2,936,644	294	293,370	-	-	-	293,664

Loss on conversion of note payable	-	-	-	-	69,863	-	-	-	69,863

Shares issued to employees ($0.15 per share)	-	-	678,067	68	101,242	-	-	-	101,310

Shares issued to consultants for services ($0.15 per share)	-	-	2,255,097	225	338,550	-	-	-	338,775

Shares issued to employees ($0.15 per share)	-	-	962,324	96	143,244	-	-	-	143,340

Shares issued to employees ($0.12 per share)	-	-	1,162,720	116	139,410	-	-	-	139,526

Shares issued to executive ($0.15 per share)	-	-	250,000	25	37,475	-	-	-	37,500

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total
Shares issued to convert note payable ($0.16 per share)	-	-	3,961,170	396	633,391	-	-	-	633,787

Shares issued to convert note payable ($0.16 per share)	-	-	3,700,000	370	591,630	-	-	-	592,000

Shares issued to convert note payable ($0.14 per share)	-	-	5,900,000	590	825,828	-	-	-	826,418

Shares issued to convert note payable ($0.14 per share)	-	-	12,000,000	1,200	1,685,636	-	-	-	1,686,836

Shares issued to satisfy vendor payable ($0.16 per share)	-	-	1,976,021	198	315,965	-	-	-	316,163

Shares issued to executive ($0.10 per share)	-	-	250,000	25	24,975	-	-	-	25,000

Shares issued to executive ($0.10 per share)	-	-	500,000	50	49,950	-	-	-	50,000

Shares issued to consultants for services ($0.11 per share)	-	-	2,934,536	293	322,342	-	-	-	322,635

Shares issued to employees ($0.08 per share)	-	-	2,122,675	212	178,188	-	-	-	178,400

Shares issued to convert note payable ($0.11 per share)	-	-	3,695,339	369	403,642	-	-	-	404,011

Shares returned to Treasury per legal settlement ($1.47 per share)	-	-	(120,000)	(12)	(175,888)	-	-	-	(175,900)

Shares issued to convert note payable ($0.10 per share)	-	-	2,075,453	208	207,337	-	-	-	207,545

Loss on conversion of note payable	-	-	-	-	62,263	-	-	-	62,263

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total
Shares issued to convert note payable ($0.10 per share)	-	-	3,187,206	319	318,402	-	-	-	318,721

Loss on conversion of note payable	-	-	-	-	95,616	-	-	-	95,616

Shares issued to convert note payable ($0.10 per share)	-	-	1,110,298	111	110,919	-	-	-	111,030

Loss on conversion of note payable	-	-	-	-	3,309	-	-	-	3,309

Shares issued to convert note payable ($0.10 per share)	-	-	1,109,069	111	110,796	-	-	-	110,907

Loss on conversion of note payable	-	-	-	-	3,272	-	-	-	3,272

Shares issued to convert note payable ($0.10 per share)	-	-	1,863,852	186	186,199	-	-	-	186,385

Loss on conversion of note payable	-	-	-	-	3,416	-	-	-	3,416

Beneficial conversion of promissory notes	-	-	-	-	220,400	-	-	-	220,400

Deferred Compensation	-	-	-	-		-	-	9,941	9,941

Shares issued to consultants for services ($0.10 per share)	-	-	500,000	50	49,950	-	-	(10,000)	40,000

Shares issued to consultants for services ($0.096 per share)	-	-	32,000	3	3,069	-	-	-	3,072

Shares issued to consultants for services ($0.084 per share)	-	-	22,000	2	1,849	-	-	-	1,851

Shares issued to consultants for services ($0.09 per share)	-	-	72,223	7	6,493	-	-	-	6,500

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total
Shares issued to consultants for services ($0.086 per share)	-	-	50,000	5	4,297	-	-	-	4,302

Shares issued to satisfy vendor payable ($0.09 per share)	-	-	2,549,075	255	229,162	-	-	(52,631)	176,786

Shares issued to employees ($0.10 per share)	-	-	50,000	5	4,995	-	-	-	5,000

Shares issued to employees ($0.07 per share)	-	-	2,767,036	277	195,015	-	-	-	195,292

Shares issued to employees ($0.07 per share)	-	-	182,799	18	12,778	-	-	-	12,796

Shares issued to employees ($0.065 per share)	-	-	100,000	10	6,490	-	-	-	6,500

Shares issued to executives and director ($0.07 per share)	-	-	1,891,655	189	132,227	-	-	-	132,416

Shares issued to satisfy vendor payable ($0.08 per share)	-	-	368,375	37	29,433	-	-	-	29,470

Shares issued to consultants for services ($0.07 per share)	-	-	150,000	15	10,485	-	-	-	10,500

Shares issued to consultants for services ($0.08 per share)	-	-	492,940	49	39,386	-	-	-	39,435

Shares issued to consultants for services ($0.09 per share)	-	-	333,340	33	29,967	-	-	-	30,000

Shares issued to consultants for services ($0.075 per share)	-	-	86,667	9	6,491	-	-	-	6,500

Shares issued to consultants for services ($0.06 per share)	-	-	250,000	25	14,975	-	-	-	15,000

Shares issued to employee ($0.07 per share)	-	-	100,000	10	6,990	-	-	-	7,000

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total
Shares issued to convert note payable ($0.05 per share)	-	-	2,096,623	210	104,621	-	-	-	104,831

Shares issued to consultants for services ($0.07 per share)	-	-	2,399,879	240	167,752	-	-	(140,000)	27,992

Shares issued to consultants for services ($0.09 per share)	-	-	62,500	6	5,619	-	-	-	5,625

Shares issued to consultants for services ($0.06 per share)	-	-	53,571	5	3,209	-	-	-	3,214

Shares issued to consultants for services ($0.07 per share)	-	-	750,000	75	52,425	-	-	-	52,500

Shares issued to employees ($0.07 per share)	-	-	2,600,000	260	181,740	-	-	-	182,000

Shares issued to director ($0.07 per share)	-	-	5,000,000	500	349,500	-	-	-	350,000

Shares issued to executive ($0.07 per share)	-	-	10,000,000	1,000	699,000	-	-	-	700,000

Shares issued to convert accrued interest on note payable ($0.054 per share)	-	-	7,114,667	711	383,481	-	-	-	384,192

Shares issued to consultants for services ($0.06 per share)	-	-	250,000	25	14,975	-	-	-	15,000

Shares issued to consultants for services ($0.05 per share)	-	-	1,629,027	163	81,288	-	-	(27,505)	53,946

Shares issued to satisfy vendor payable ($0.049 per share)	-	-	6,361,113	636	311,059	-	-	-	311,695

Shares issued to convert notes payable ($0.0472 per share)	-	-	12,882,049	1,288	617,479	-	-	-	618,767

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total
Loss on conversion of notes payable	-	-			14,169	-	-	-	14,169

Shares issued to convert note payable ($0.045 per share)	-	-	3,385,259	339	151,998	-	-	-	152,337

Loss on conversion of note payable	-	-	-	-	16,926	-	-	-	16,926

Shares issued to employees ($0.055 per share)	-	-	5,415,729	542	297,323	-	-	(85,758)	212,107

Shares issued to employees ($0.05 per share)	-	-	3,045,708	305	151,981	-	-	(44,648)	107,638

Shares issued to employees ($0.045 per share)	-	-	3,977,894	398	178,607	-	-	(50,058)	128,947

Deferred Compensation	-	-	-	-	-	-	-	9,724	9,724

Shares issued to consultants for services ($0.032 per share)	-	-	264,822	26	8,448	-	-	-	8,474

Shares issued to consultants for services ($0.029 per share)	-	-	500,000	50	14,450	-	-	-	14,500

Shares issued to consultants for services ($0.020 per share)	-	-	1,536,850	154	30,583	-	-	-	30,737

Shares issued to convert note payable ($.029 per share)	-	-	7,246,455	725	199,459	-	-	-	200,184

Loss on conversion of note	-	-	-	-	9,964	-	-	-	9,964

Shares issued to employees ($0.025 per share)	-	-	15,299,873	1,530	380,967	-	-	(112,695)	269,802

Shares issued to employees ($0.028 per share)	-	-	699,780	70	19,524	-	-	-	19,594

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total
Shares issued to consultants for services ($0.022 per share)	-	-	2,247,956	225	49,230	-	-	-	49,455

Shares issued to consultants for services ($0.024 per share)	-	-	1,000,000	100	23,900	-	-	-	24,000

Shares issued to consultants for services ($0.021 per share)	-	-	6,380,900	638	133,361	-	-	(91,165)	42,834

Shares issued to consultants for services ($0.015 per share)	-	-	2,000,000	200	29,800	-	-	-	30,000

Shares issued to employees ($0.022 per share)	-	-	1,134,261	113	24,840	-	-	(5,328)	19,625

Shares issued to satisfy vendor payable ($0.022 per share)	-	-	5,071,175	507	111,059	-	-	-	111,566

Shares issued to satisfy vendor payable ($0.022 per share)	-	-	1,134,775	114	24,851	-	-	-	24,965

Shares issued to convert notes payable & accrued interest ($0.015 per share)	-	-	7,948,856	795	104,925	-	-	-	105,720

Loss on conversion of notes payable	-	-	-	-	13,513	-	-	-	13,513

Shares issued to consultants for services ($0.02 per share)	-	-	10,694,577	1,069	212,823	-	-	(188,510)	25,382

Shares issued to employees ($0.02 per share)	-	-	30,342,931	3,034	592,570	-	-	(176,513)	419,091

Shares issued to convert notes payable ($0.017)	-	-	16,000,000	1,600	79,141	-	-	-	80,741

Deferred compensation	-	-	-	-	-	-	-	503,260	503,260

Fair value adjustment of derivatives for note conversions	-	-	-	-	280,492	-	-	-	280,492

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total
Net loss, December 31, 2005	-	-	-	-	-	9,645,980	-	-	9,645,980

BALANCE, December 31, 2005	-	$-	399,823,667	$39,982	$48,344,422	$(64,025,296)	$(22,517)	$(481,551)	$(16,144,960)

Shares issued to consultants for services ($0.0167 per share)	-	-	510,992	51	8,482	-	-	-	8,533

Shares issued to consultants for services ($0.021 per share)	-	-	2,789,474	279	58,299	-	-	-	58,578

Shares issued to convert note payable & accrued interest ($0.015 per share)	-	-	2,900,000	290	28,229	-	-	-	28,519

Loss on conversion of notes payable	-	-	-	-	13,241	-	-	-	13,241

Shares issued to employees ($0.019 per share)	-	-	7,030,932	703	132,885	-	-	-	133,588

Shares issued to consultants for services ($0.018 per share)	-	-	6,327,718	633	113,265	-	-	-	113,898

Shares issued to employees ($0.018 per share)	-	-	5,862,640	586	104,638	-	-	-	105,224

Shares issued for services ($0.0145 per share)	-	-	372,414	37	5,363	-	-	-	5,400

Shares issued to consultants for services ($0.0235 per share)	-	-	255,319	26	5,974	-	-	-	6,000

Shares issued to consultants for services ($0.02 per share)	-	-	646,552	65	12,866	-	-	-	12,931

Shares issued to consultants for services ($0.0197 per share)	-	-	4,060,913	406	79,594	-	-	-	80,000

Shares issued to consultants for services ($0.0203 per share)	-	-	1,724,138	172	34,828	-	-	-	35,000

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total
Shares issued to satisfy vendor payable ($0.024 per share)	-	-	2,195,905	220	52,482	-	-	-	52,702

Shares issued to convert note payable ($.019 per share)	-	-	1,636,330	164	34,155	-	-	-	34,319

Gain on conversion of note	-	-	-	-	(3,229)	-	-	-	(3,229)

Shares issued for services ($0.0185 per share)	-	-	243,243	24	4,476	-	-	-	4,500

Shares issued to employees ($0.0235 per share)	-	-	9,600,625	960	224,829	-	-	-	225,789

Shares issued to employees ($0.0197 per share)	-	-	5,219,112	522	102,295	-	-	-	102,817

Shares issued to convert notes payable & accrued interest ($0.0215 per share)	-	-	40,000,000	4,000	570,502	-	-	-	574,502

Loss on conversion of notes payable	-	-	-	-	285,498	-	-	-	285,498

Shares issued to convert notes payable & accrued interest ($0.07654 per share)	-	-	19,999,999	2,000	117,059	-	-	-	119,059

Fair value adjustment of derivatives for note conversions	-	-	-	-	326,627	-	-	-	326,627

Shares issued to consultants for services ($0.0196 per share)	-	-	589,051	59	11,474	-	-	-	11,533

Shares issued to convert note payable & accrued interest ($0.0085 per share)	-	-	15,000,000	1,500	125,554	-	-	-	127,054

Fair value adjustment of derivatives for note conversions	-	-	-	-	145,833	-	-	-	145,833

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total
Shares issued to convert note payable & accrued interest ($0.0085 per share)	-	-	15,000,000	1,500	129,803	-	-	-	131,303

Fair value adjustment of derivatives for note conversions	-	-	-	-	138,480	-	-	-	138,480

Shares issued to consultants for services ($0.0120 per share)	-	-	1,853,497	185	21,965	-	-	-	22,150

Shares issued to satisfy vendor payable ($0.0125 per share)	-	-	30,000,000	3,000	372,000	-	-	-	375,000

Shares issued to employees ($0.0140 per share)	-	-	6,830,929	683	94,950	-	-	-	95,633

Shares issued to consultants for services ($0.0165 per share)	-	-	20,000,000	2,000	328,000	-	-	-	330,000

Shares issued to satisfy payroll liability in a legal settlement ($0.0165 per share)	-	-	4,242,820	424	51,312	-	-	-	51,736

Loss on payroll related legal settlement	-	-	-	-	18,270	-	-	-	18,270

Shares issued to satisfy vendor payable ($0.015 per share)	-	-	1,663,536	166	24,787	-	-	-	24,953

Shares issued to convert note payable ($0.0145 per share)	-	-	10,027,731	1,003	133,288	-	-	-	134,291

Loss on note conversion	-	-	-	-	11,111	-	-	-	11,111

Shares issued to convert note payable ($0.015 per share)	-	-	42,393,246	4,239	631,659	-	-	-	635,898

Shares issued to consultants for services ($0.013 per share)	-	-	2,000,000	200	25,800	-	-	-	26,000

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total
Shares issued to consultants for services ($0.0098 per share)	-	-	18,382,249	1,838	178,308	-	-	-	180,146

Shares issued to employees ($0.0098 per share)	-	-	4,318,009	432	41,885	-	-	-	42,317

Shares issued to satisfy vendor payable ($0.01 per share)	-	-	9,396,064	940	99,060	-	-	-	100,000

Gain on vendor settlement	-	-	-	-	(6,039)	-	-	-	(6,039)

Shares issued to convert note payable ($0.012 per share)	-	-	10,000,000	1,000	88,551	-	-	-	89,551

Loss on note conversion	-	-	-	-	30,449	-	-	-	30,449

Shares issued to convert note payable ($0.0073 per share)	-	-	1,100,000	110	7,946	-	-	-	8,056

Fair value of derivatives upon note conversion	-	-	-	-	21,473	-	-	-	21,473

Shares issued to consultants for services ($0.0037 per share)	-	-	19,758,376	1,976	70,887	-	-	-	72,863

Shares issued to employees ($0.0053 per share)	-	-	51,479,252	5,148	268,320	-	-	-	273,468

Shares issued to convert note payable ($0.0046 per share)	-	-	69,172,000	6,917	308,618	-	-	-	315,535

Shares issued to convert note payable ($0.0041 per share)	-	-	49,728,000	4,973	198,616	-	-	-	203,589

Shares issued to convert note payable ($0.0051 per share)	-	-	20,000,000	2,000	100,158	-	-	-	102,158

Gain on note conversion	-	-	-	-	(158)	-	-	-	(158)

Shares issued to convert note payable ($0.0049 per share)	-	-	19,940,582	1,994	95,715	-	-	-	97,709

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total
Shares issued to consultants for services ($0.004 per share)	-	-	29,197,010	2,920	112,599	-	-	-	115,519

Shares issued to employees ($0.0033 per share)	-	-	1,454,258	146	4,653	-	-	-	4,799

Shares issued to executive ($0.0033 per share)	-	-	20,000,000	2,000	64,000	-	-	-	66,000

Unauthorized shares issued ($0.0035 per share)	-	-	56,000,000	5,600	189,200	-	-	-	194,800

Shares issued to executive ($0.0038 per share)	-	-	9,000,000	900	33,300	-	-	-	34,200

Shares issued to executive ($0.0036 per share)	-	-	1,000,000	100	3,500	-	-	-	3,600

Shares issued to convert note payable ($0.0018 per share)	-	-	1,849,568	185	4,651	-	-	-	4,836

Fair value adjustment of derivatives for note conversion	-	-	-	-	3,507	-	-	-	3,507

Deferred compensation	-	-	-	-	-	-	-	481,551	481,551

Net loss for the Year Ended December 31, 2006	-	-	-	-	-	(9,524,946)	-	-	(9,524,946)

BALANCE, December 31, 2006	-	$-	1,052,576,151	$105,258	$54,840,265	$(73,550,242)	$(22,517)	-	$(18,627,236)

Shares issued to convert note payable ($0.0018 per share)	-	-	47,000,000	4,700	46,138	-	-	-	50,838

Loss on conversion of notes payable	-	-	-	-	33,762	-	-	-	33,762

Shares issued to convert note payable ($0.0012 per share)	-	-	132,800,000	13,280	87,262	-	-	-	100,542

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Stock Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total
Loss on conversion of notes payable	-	-	-	-	58,818	-	-	-	58,818

Shares issued to convert note payable ($0.0073 per share)	-	-	111,194,327	11,119	800,965	-	-	-	812,084

Shares issued to convert interest ($0.0073 per share)	-	-	115,418,277	11,542	831,390	-	-	-	842,932

Gain on conversion of interest	-	-	-	-	(704,430)	-	-	-	(704,430)

Shares issued to convert note payable ($0.0073 per share)	-	-	102,072,075	10,207	735,254	-	-	-	745,461

Shares issued to convert interest ($0.0073 per share)	-	-	96,315,321	9,632	693,786	-	-	-	703,418

Gain on conversion of interest	-	-	-	-	(587,839)	-	-	-	(587,839)

Shares issued to convert note payable ($0.000009 per share)	-	-	9,990,909	999	(908)	-	-	-	91

Warrants exercised ($1.09 per share)	-	-	9,091	1	9,908	-	-	-	9,909

Shares issued to consultants for services ($0.0125 per share)	-	-	116,057,264	11,606	133,466	-	-	-	145,072

Shares issued to consultants for services ($0.01125 per share)	-	-	5,000,000	500	5,125	-	-	-	5,625

Fair value adjustment of derivatives for note conversion	-	-	-	-	46,252	-	-	-	46,252

Net income for the Quarter Ended March 31, 2007	-	-	-	-	-	706,761	-	-	706,761

BALANCE, March 31, 2007	-	$-	1,788,433,415	$178,844	$57,029,214	$(72,843,481)	$(22,517)	-	$(15,657,940)

See accompanying notes to consolidated financial statements

PHANTOM ENTERTAINMENT INC. AND SUBSIDARY (A DEVELOPMENT STAGE COMPANY) Consolidated Statement of Cash Flows (Unaudited)

	For the Three Months Ended March 31, 2007	For the Three Months Ended March 31, 2006	For the Period from December 9, 2002 (Inception) to March 31, 2007
	(Consolidated)	(Consolidated) Restated - Note 2
Cash Flows from Operating Activities:
Net gain/(loss )	$706,761	$(3,467,693)	$(72,843,481)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	-	382,895
Impairment of assets	-	-	872,389
Loss on disposal of assets	-	-	5,459
Common stock issued for services	150,697	376,192	15,912,824
Common Stock issued to employees	-	567,416	5,951,431
Common Stock embezzled	-	-	194,800
Common stock issued for legal settlements	-	-	-
Common stock issued for interest	1,547,730	142,971	5,898,103
Common stock issued for loan guarantee	-	-	832,000
Common stock issued for vendor settlement	-	52,702	1,643,015
(Gain)/Loss on vendor settlement	-	-	(27,367)
(Gain)/Loss on conversion of notes payable	(1,199,689)	233,186	9,802,830
Legal fees on conversion of notes payable	-	10,874	53,596
Legal fees on vendor settlement	-	-	28,483
Amortization of interest expense	-	4,167	5,924,900
Derivatives (income) expense	(131,074)	1,564,550	1,302,466
Changes in operating assets and liabilities:
Decrease (increase) in current assets:
Prepaid expenses and other receivables	1,000	(99,554)	-
Deferred costs	-	(42,467)	-
Deposits	-	-	-
Increase (decrease) in current liabilities:
Accounts payable	178,608	141,060	4,399,995
Due to developers	-	-	845,000
Deposits-prepaid warrants	(9,909)	285,000	275,091
Accrued interest	(1,362,670)	162,991	72,899
Other accrued expense	(109,333)	(3,471)	111,661
Accrued payroll and payroll taxes	177,750	(1,361)	2,655,956
Net Cash Used in Operating Activities	(50,129)	(73,437)	(15,705,055)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	-	(980,157)
Sale of property and equipment	-	-	17,415
Increase in restricted cash	-	-	-
Net Cash Used in Investing Activities	-	-	(962,742)

Cash Flows from Financing Activities:
Repayments of notes payable	-	-	(1,075,000)
Proceeds from stockholder	-	-	4,940
Payments to stockholder	-	-	(4,940)
Proceeds from sale of common stock, net	9,909	50,000	9,687,056
Promissory note	-	91,775	8,072,572
Net Cash Provided by Financing Activities	9,909	141,775	16,684,628

NET INCREASE (DECREASE) IN CASH	(40,220)	68,338	16,831

CASH AT BEGINNING OF PERIOD	57,051	603	-

CASH AT END OF PERIOD	$16,831	$68,941	$16,831

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$-	$255	$534,093

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

(C) Consolidation

The accompanying March 31, 2007 consolidated financial statements include the accounts of Phantom Entertainment, Inc. and its wholly owned subsidiary, Infinium Labs Operating Corporation. Inter company transactions and balances have been eliminated in consolidation.

(D) Research and Development Costs

The Company’s software products reach technological feasibility shortly before the products are released for manufacturing. Costs incurred after technological feasibility is established are not material, and accordingly, the Company expenses all research and development costs when incurred.

(E) Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful life of three to seven years. Various note holders have a security interest in the Company’s assets. In December 2005, all remaining assets were impaired. In December 2006, the company purchased $20,000 of additional assets of which $18,000 was impaired as of March 31, 2007.

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

(G) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by statement of Financial Accounting Standards “SFAS” No. 128, “Earnings per Share.” For the three months ended March 31, 2007, the three months ended March 31, 2006 and the period from December 9, 2002 (Inception) to March 31, 2007, the effect of common share equivalents was anti-dilutive and not included in the calculation of diluted net loss per common share.

(H) Advertising

Advertising costs are expensed either in the periods in which those costs are incurred or the first time the advertising takes place. For the three months ended March 31, 2007 the three months ended March 31, 2006 and the period from December 9, 2002 (Inception) to March 31, 2007, the Company incurred advertising costs of $9,516, $0 and $2,144,296 respectively.

(I) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(J) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.

(K) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At March 31 2007, the Company had no cash in excess of FDIC insurance limits.

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

NOTE 2 RESTATEMENT OF FINANCIAL STATEMENTS

Derivatives and Corresponding Liability

The Company determined that it failed to account for its embedded conversion features and freestanding warrants pursuant to: SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, which require a periodic valuation of their fair value and a corresponding recognition of liabilities associated with such derivatives. This failure occurred for the year ended December 31, 2005 and the three months ended March 31, 2006. These restated amounts are reflected in the expenses and related liabilities at March 31, 2006.

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

March 31, 2007

Office equipment	$97,190
Computer equipment	340,170
Computer software	357,922
Office furniture	110,686
Leasehold improvements	36,914
Property & Equipment, Total	942,882
Less accumulated depreciation	(278,295)
Less impairment	(662,587)
Property & Equipment, Net	$2,000

Depreciation expense during the three months ended March 31, 2007, the three months ended March 31, 2006, and the period from December 9, 2002 (Inception) to March 31, 2007 was $0, $0 and $286,765, respectively. During 2006 and 2005, the Company recognized impairment of property and equipment of $18,000 and 298,741 respectively due to the restructuring of the offices in Seattle, Washington and Sarasota, Florida.

NOTE 5   NOTES PAYABLE

(A) Notes Issued

During 2003, the Company received $275,000, net of offering costs of $25,000 in the form of a 20% secured convertible debenture that matures on February 28, 2004 and is guaranteed by the Company's Chairman. The maximum borrowings available under the debenture agreement are $750,000. The debenture is secured by all of the Company's assets and is convertible in its entirety at the option of the holder into the Company's common stock at a conversion price of $1.00. There was no beneficial conversion recognized on the issuance of the convertible notes payable as the conversion price was equal to recent cash offering price. During February 2004, the entire convertible note was repaid with cash of $275,000. At March 31, 2007, the outstanding balance on the convertible debenture was $0.

During 2003, the Company entered into a $100,000 convertible note payable in full settlement of a lawsuit. The note is non-interest bearing and was due August 11, 2004. The note is convertible at the option of the note holder at any time at the current trading price of the Company's common stock. During February 2004, the entire convertible note was repaid with cash of $100,000. At March 31, 2007, the balance on the note payable was $0.

In February 2004, the Company authorized a private debt offering of secured 12% and 15% promissory notes with due dates one year from the date of issuance, within sixty days of the Company's SB-2 becoming effective or upon the Company receiving an equity investment of at least $15,000,000. For each loan to the Company, the lender was also entitled to 20,000 shares of the Company's common stock. During the twelve months ended December 31, 2004, the Company issued an aggregate of $2,400,000 promissory notes and issued 560,000 common shares. The shares were treated as a discount to the private offering, the shares were valued at $434,000 based on the market price on the dates the funds were received and the discount is being amortized over the life of the notes. $1,000,000 of these notes were settled on May 16, 2005 via a Settlement Agreement which converted the entire amount of the note into common stock at a per share price of $0.14. The Company recognized a loss on the conversion of $540,000. At September 30, 2005, the balance on theses notes payable was $1,400,000 which is currently in default. Accrued interest of $364,192 was paid on the $1,400,000 note in August 2005 via a Settlement Agreement which converted the accrued interest on the note to common stock at a per share price of $.054. On March 17, 2006 40,000,000 shares were issued to convert $130,411 of accrued interest, $49,108 of future interest and $389,528 of principal into common stock with a fair value of $0.0215 per share per a conversion agreement. The Company recognized a $285,498 loss on the conversion. On September 6, 2006 10,000,000 shares were issued to convert $73,584 of accrued interest and $15,966 of principal into common stock with a fair value of $0.012 per share per terms of a conversion agreement. The Company recognized a $30,449 loss on the conversion. On September 22, 2006 the debenture was amended to give the noteholder the right to convert all principal and unpaid interest into common stock. The interest rate was amended to 17%. Under the terms of the agreement, the first $310,000 of market value would be discounted by 22.5% and a 15% discount would apply thereafter. On September 29, 2006 1,100,000 shares were issued to convert $8,056 of principal into common stock per terms of the conversion agreement. No gain or loss was recognized on the conversion. On October 4, 2006 3,000,000 shares were issued to convert $18,130 of principal and $2,297 of accrued interest into common stock per terms of the conversion agreement. No gain or loss was recognized on the conversion. On October 11, 2006 4,550,000 shares were issued to convert $20,756 of principal and $3,157 of accrued interest into common stock per terms of the conversion agreement. No gain or loss was recognized on the conversion. On October 18, 2006 13,050,000 shares were issued to convert $52,031 of principal and $2,648 of accrued interest into common stock per terms of the conversion agreement. No gain or loss was recognized on the conversion. On October 20, 2006 11,090,000 shares were issued to convert $46,281 of principal and $1,251 of accrued interest into common stock per terms of the conversion agreement. No gain or loss was recognized on the conversion. On October 25, 2006 11,482,000 shares were issued to convert $48,660 of principal and $1,978 of accrued interest into common stock per terms of the conversion agreement. On October 31, 2006 26,000,000 shares were issued to convert $116,109 of principal and $2,237 of accrued interest into common stock per terms of the conversion agreement. No gain or loss was recognized on the conversion. On November 2, 2006 14,000,000 shares were issued to convert $69,169 of principal and $638 of accrued interest into common stock per terms of the conversion agreement. No gain or loss was recognized on the conversion. On November 8, 2006 12,000,000 shares were issued to convert $50,209 of principal and $1,720 of accrued interest into common stock per terms of the conversion agreement. No gain or loss was recognized on the conversion. On November 10, 2006 14,000,000 shares were issued to convert $53,061 of principal and $526 of accrued interest into common stock per terms of the conversion agreement. No gain or loss was recognized on the conversion. On November 14, 2006 9,728,000 shares were issued to convert $27,313 of principal and $954 of accrued interest into common stock per terms of the conversion agreement. No gain or loss was recognized on the conversion. The terms of the revised conversion agreement make the note a derivative liability as the entire amount of the note is convertible into an undetermined number of shares. At March 31, 2007 the principal balance was $484,731 and accrued interest outstanding was $20,804. These notes are secured with the assets of the Company and are currently in default.

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

On May 7, 2004, the Company borrowed $100,000 under a 15% promissory note. As additional consideration, the Company issued the holder 40,000 shares of common stock having a fair value of $55,200. The shares were treated as a discount to the note and the discount is being amortized over the life of the note. The note was fully paid off as of March 31, 2007.

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

On July 28, 2004, the Company borrowed $500,000 under a 15% promissory note which is payable on July 28, 2005. As consideration for the personal guaranty of note by Richard Angelotti, a Director, the Company issued the Director 800,000 shares of common stock having a fair value of $832,000. On November 1, 2005 the note and unpaid interest was assigned to a Director. On December 9, 2005 the note was amended to include accrued interest of $60,437 with simple interest due March 31, 2007. The principal and accrued interest on this note as of June 30, 2006 was $616,949. On August 4, 2006, the entire amount of the note ($560,437) plus accrued interest of $64,450 was converted at a per share price of $0.015. On August 4, 2006 the Company issued 41,659,182 shares of common stock with a fair value of $624,888 ($0.015 per share) to convert the note and accrued interest. The Company recognized no gain or loss on the conversion. Accrued interest in the amount of $17,500 remains outstanding at March 31, 2007.

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

On October 20, 2004, the Company entered into a Bridge Loan Agreement with Hazinu Ltd. pursuant to which the Lender advanced the principal amount of $300,000 to the Company on October 21, 2004 in exchange for (i) a 10% secured promissory note in such principal amount, (ii) 500,000 shares of our common stock, and (iii) warrants to purchase 500,000 shares of our common stock at an exercise price of $0.50 per share. The value of the shares and warrants of $152,500 and $147,500, respectively were treated as a discount to the note and the discount is being amortized over the life of the note. The note was due December 31, 2004 and during December 2004, the entire note was repaid with cash. At March 31, 2007, the outstanding balance on the convertible debenture was $0.

On October 27, 2004, the Company entered into a Bridge Loan Agreement with JM Investors, LLC, Fenmore Holdings, LLC, Viscount Investments Limited and Congregation Mishkan Sholom pursuant to which the Lenders advanced an aggregate principal amount of $300,000 to the Company on October 28, 2004 in exchange for (i) 10% secured promissory notes in such aggregate principal amount, (ii) 500,000 shares of our common stock and (iii) warrants to purchase an aggregate of 500,000 shares of our common stock at an exercise price of $0.50 per share. The value of the shares and warrants of $152,500 and $147,500, respectively were treated as a discount to the note and the discount is being amortized over the life of the note. The note was due December 31, 2004 and during December 2004, the entire note was repaid with cash. At March 31, 2007, the outstanding balance on the convertible debenture was $0.

On December 13, 2004, the Company entered into a Bridge Loan Agreement with 15 various entities pursuant to which the Lenders advanced an aggregate principal amount of $1,160,000 to the Company on December 16, 2004 in exchange for (i) 8% secured promissory notes in such aggregate principal amount, (ii) 250,000 shares of our common stock and (iii) warrants to purchase an aggregate of 16,312,461 shares of our common stock at exercise prices ranging from $0.10 to $1.00 per share. The value of the shares and warrants of $60,000 and $1,100,000, respectively were treated as a discount to the note and the discount is being amortized over the life of the note. The debentures are convertible into shares of common stock. The conversion price of the debentures is seventy-five percent of the lowest closing price during the five trading days ending on the trading day before the conversion date; provided, however, that in no event will such price be more than $0.10. On October 10, 2005 $20,000 of the note and $1,183 of accrued interest was converted through a settlement at a per share price of $0.029. The Company recognized a loss on the conversion of $1,300. On December 30, 2005 $59,074 of the note was converted per the conversion terms of the note at a per share price of $0.004875 and $0.005650. No gain or loss was recognized by the Company on the conversion. On March 8, 2006 $84,021 of the note and $8,232 of accrued interest was converted per the conversion terms of the note at per share prices of $0.004875, $0.00565, $0.0114825, and $0.013022. No gain or loss was recognized on the conversion. On April 10, 2006 $89,648 of the note and $1,646 of accrued interest was converted per the conversion terms of the note at per share prices of $0.004875, $0.00565, $0.0114825, and $0.013022. No gain or loss was recognized on the conversion. On May 10, 2006 $90,338 of the note and $4,269 of interest was converted per the conversion terms of the note at per share prices of $0.004875, $0.0114825, and $0.013022. No gain or loss was recognized by the Company on the conversion. On November 29, 2006 $4,836 of the note was converted per the conversion terms of the note at per share price of $0.0026145. No gain or loss was recognized by the Company on the conversion. On March 22, 2007 $812,084 of the note and $842,932 of accrued interest was settled per a Settlement Agreement for 226,612,604 shares of common stock ($0.0073 per share). The Company recognized a gain on the settlement of $704,430 as related to the settlement of interest. At March 31, 2007, the outstanding balance on the convertible debenture was $0.

On December 28, 2004, the Company entered into a Bridge Loan Agreement with 14 various entities pursuant to which the Lenders advanced an aggregate principal amount of $1,000,000 to the Company on January 6, 2005 in exchange for (i) 8% secured promissory notes in such aggregate principal amount, (ii) 500,000 shares of our common stock and (iii) warrants to purchase an aggregate of 4,4687,485 shares of our common stock at an exercise price of $0.10 per share. The value of the shares and warrants of $370,000 and $630,000, respectively were treated as a discount to the note and the discount is being amortized over the life of the note. The debentures are convertible into shares of common stock. The conversion price of the debentures is seventy-five percent of the lowest closing price during the five trading days ending on the trading day before the conversion date; provided, however, that in no event will such price be more than $0.10. On October 10, 2005 $137,500 of the note and $8,875 of accrued interest was converted through a settlement at a per share price of $0.029. The Company recognized a loss on the conversion of $8,664. On December 30, 2005 $21,667 of the note was converted per the conversion terms of the note at a per share price of $0.004875. No gain or loss was recognized by the Company on the conversion. On March 8, 2006 $26,806 of the note was converted per the conversion terms of the note at per share prices of $0.004875, $0.00565, $0.0114825, and $0.013022. No gain or loss was recognized on the conversion. On April 10, 2006 $31,870 of the note was converted per the conversion terms of the note at per share prices of $0.004875, $0.00565, $0.0114825, and $0.013022. No gain or loss was recognized on the conversion. On May 10, 2006 $36,396 of the note was converted per the conversion terms of the note at per share prices of $0.004875, $0.0114825, and $0.013022. No gain or loss was recognized by the Company on the conversion. On March 22, 2007 $745,461 of the note and $703,418 of accrued interest was settled per a Settlement Agreement for 198,387,396 shares of common stock ($0.0073 per share). The Company recognized a gain on the settlement of $587,839 as related to the settlement of interest. At March 31, 2007, the outstanding balance on the convertible debenture was $0.

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

On January 25, 2006, the Company borrowed $50,000 under a three year 5.25% unsecured promissory note with 5,000,000 warrants attached at an exercise price of $1.09. Pursuant to the SEC’s request, the associated registration statement was withdrawn on May 23, 2006. Accordingly, we were unable to obtain an effective registration and, as of June 23, 2006, were in default under the terms of the note. The note holder has accelerated the note, including a $15,000 penalty, which are due immediately. The note holder has also requested repayment for prepaid warrants of $285,000, but the Company disputes the associated claims with respect to these funds. On March 19, 2007, the $91 of the note was converted for 9,990,909 shares of common stock ($0.0049 per share). The Company recognized no gain or loss on the conversion. On March 19, 2007, warrants were exercised for 9,091 shares of common stock ($1.09 per share). The Company recognized no gain or loss on the warrants. At March 31, 2007, the outstanding balance on the note including interest and the penalty is $67,095. The note, interest and penalty are in default.

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

On December 7, 2006, the Company borrowed $50,000 under a 0% promissory note, but upon an event of default the maturity amount shall bear interest at the rate of 18% per annum, which is secured with a Stock Pledge Agreement and is payable no later than January 7, 2007. On February 9, 2007, the entire amount of the note and accrued interest was converted at a per share price of $0.0018. The Company recognized a $33,762 loss on the conversion.

On December 7, 2006, the Company borrowed $50,000 under a 0% promissory note, but upon an event of default the maturity amount shall bear interest at the rate of 18% per annum, which is secured with a Stock Pledge Agreement and is payable no later than March 7, 2007. On March 28, 2007, the entire amount of the note and accrued interest was converted at a per share price of $0.0012. The Company recognized a $29,495 loss on the conversion.

On December 7, 2006, the Company borrowed $50,000 under a 0% promissory note, but upon an event of default the maturity amount shall bear interest at the rate of 18% per annum, which is secured with a Stock Pledge Agreement and is payable no later than June 7, 2007. On March 28, 2007, the entire amount of the note and accrued interest was converted at a per share price of $0.0012. The Company recognized a $29,323 loss on the conversion.

Notes payable - face value	$534,640
Notes payable - discount	0

Notes payable, net	$534,640

The discount from the face value of the promissory notes is being amortized over the life of the promissory notes as additional interest expense. During the three month period ended March 31, 2007, the three month period ended March 31, 2006 and the period from December 9, 2002 (Inception) to March 31, 2007, the Company has recorded interest expense from the discounts of $0, $4,167 and $5,924,900, respectively.

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

The initial fair value assigned to the embedded derivatives and warrants was $14,463,615. The Company recorded the first $1,730,000 of fair value of the derivatives and warrants to debt discount which will be amortized to interest expense over the term of the debenture. The Company recorded an amortization expense for the three months ended March 31, 2007, the three months ended March 31, 2006 and from December 9, 2002 (Inception) through March 31, 2007 of $0, $0and $2,160,000, respectively.

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

In summary, the three months ended March 31, 2007, the three months ended March 31, 2006 and from December 9, 2002 (Inception) through March 31, 2007, the Company recorded a gain/(loss) on derivatives of $1,982,854, $(759,359) and $(929,674), respectively, as a result of the financing described above in accordance with guidance provided in EITF 00-19:

Promissory notes, original face amount	$2,160,000
Conversions	2,160,000
Promissory notes at 03/31/07	0
Unamortized discount on Promissory notes, at 03/31/07	0
Promissory notes, at 03/31/07	0

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

The initial fair value assigned to the embedded derivatives and warrants was $473,873. The Company recorded the first $50,000 of fair value of the derivatives and warrants to debt discount which will be amortized to interest expense over the term of the debenture. The Company recorded an amortization expense for the three months ended March 31, 2007, the three months ended March 31, 2006 and from December 9, 2002 (Inception) through March 31, 2007 of $0, $4,167 and $50,000, respectively.

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

In summary, the three months ended March 31, 2007, the three months ended March 31, 2006 and from December 9, 2002 (Inception) through March 31, 2007, the Company recorded a gain/(loss) on derivatives of $(1,881,736), $(699,238) and $(4,239,784), respectively, as a result of the financing described above in accordance with guidance provided in EITF 00-19:

Promissory notes - short term, original face amount	$50,000
Conversions	91
Promissory notes - short term, at 03/31/07	49,909
Unamortized discount on Promissory notes - short term, at 03/31/07	-
Promissory notes, net - short term, at 03/31/07	49,909

Additionally, as a result of the issuance of the debenture with such terms, there is no explicit number of shares that are to be delivered upon satisfaction of conversion, the Company is unable to assert that it had sufficient authorized and unissued shares to settle such note. Accordingly, all of the Company's previously issued and outstanding instruments, such as warrants and options as well as those issued in the future, would be classified as liabilities as well, effective with the issuance of the convertible promissory note. Absent other transactions which would warrant the same accounting treatment, the Company will discontinue the recognition of derivative liabilities once it can assert that it has a sufficient amount of authorized and unissued shares to settle its obligations which can be settled in shares . Pursuant to the Securities Purchase Agreement with Golden Gate, until such time as the Company receives shareholder approval to increase its authorized shares of common stock, it’s obligation to reserve and deliver, if requested, common stock from a conversion of the debenture or warrants shall not exceed 50,000,000 shares. Pursuant to the SEC’s request, the associated registration statement was withdrawn on May 23, 2006. Accordingly, we were unable to obtain an effective registration and, as of June 23, 2006, were in default under the terms of the note. The note holder has accelerated the note, including a $15,000 penalty, which were due upon notice in July 2006. At March 31, 2007, the outstanding balance on the note including interest and the penalty is $66,526.

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

In summary, the three months ended March 31, 2007, the three months ended March 31, 2006 and from December 9, 2002 (Inception) through March 31, 2007, the Company recorded a gain/(loss) on derivatives of $(30,602), $0 and $(473,740), respectively, as a result of the financing described above in accordance with guidance provided in EITF 00-19:

Promissory notes, original face amount	$1,400,000
Conversions	915,269
Promissory notes at 12/31/06	484,731
Unamortized discount on Promissory notes, at 12/31/06	-
Promissory notes, at 12/31/06	484,731

As of March 31, 2007 and December 31, 2006 the fair value of all other outstanding warrants was $12,885 and $73,442, respectively. The difference of $60,557 was recorded as a gain on derivatives as provided for in EITF 00-19.  In summary, the three months ended March 31, 2007, the three months ended March 31, 2006 and from December 9, 2002 (Inception) through March 31, 2007, the Company recorded a gain/(loss) on derivatives of $60,557, $(105,953) and $4,340,734, respectively, as a result of all other outstanding warrants in accordance with guidance in EITF 00-19.

In summary the gain or (loss) on derivatives is as follows:

Date of Note	For the Quarter Ended March 31, 2007	For the Quarter Ended March 31, 2006	For the Period from December 9, 2002 (Inception) to March 31, 2007
December 2004	$1,982,854	$(759,359)	($929,674)
January 2006	(1,881,736)	(699,237)	(4,239,784)
February 2004 as amended September 2006	(30,602)	-	(473,740)
All other warrants	60,558	(105,953)	4,340,734
Total	$131,074	$(1,564,549)	$(1,302,464)

In summary the notes outstanding at March 31, 2007 were:

Conversion Feature	Face Amount Of Note	Unamortized Discount	Conversions	Notes, net
Yes	2,160,000		2,160,000	-
Yes	50,000		91	49,909
Yes	1,400,000		915,269	484,731
No	50,000		50,000	-
No	50,000		50,000	-
No	50,000		50,000	-
Promissory notes, net - short term, at 03/31/07	3,760,000		3,225,360	534,640

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

During February 2007, the Company issued 47,000,000 shares of common stock in full settlement of a note and accrued interest. The fair value was $84,600 ($0.0018 per share). Principal and interest in the amount of $50,838 was converted and a $33,762 loss was recognized.

During March 2007, the Company issued 132,800,000 shares of common stock in full settlement of two notes and accrued interest. The fair value was $159,360 ($0.0012 per share). Principal and interest in the amount of $100,542 was converted and a $58,818 loss was recognized.

During March 2007, the Company issued 425,000,000 shares of common stock in full settlement of two notes and accrued interest. Principal and interest in the amount of $3,103,894 ($0.0073 per share) was converted and a $1,292,269 gain was recognized for the settlement of the accrued interest.

During March 2007, the Company issued 9,990,909 shares of common stock in partial settlement of principal aggregating $91 ($0.000009 per share) and no gain or loss was recognized.

(J) Warrants Exercised

During March 2007, the Company issued 9,091 shares of common stock for warrants exercised aggregating $9,909 ($1.09 per share) and no gain or loss was recognized.

(K) In Kind Contribution

During 2004, 1,191,450 shares of common stock were returned to the Company by a stockholder and recorded as an In Kind Contribution.

(L) Stock Dividend

During January 2004, the Company declared a 4 for 1 common stock dividend effected to stockholders of record on January 19, 2004. Per share and weighted average share amounts have been retroactively restated in the accompanying financial statements and related notes to reflect this dividend.

(M) Stock Split

During May 2004, the Company declared a 4 for 1 common stock split effected to stockholders of record on May 5, 2004. Per share and weighted average share amounts have been retroactively restated in the accompanying financial statements and related notes to reflect this dividend.

(N) Stock Issued in Reverse Merger

On January 5, 2004, the Company issued 16,156,000 shares of common stock for all the outstanding shares of Global Business Resources.

All of these transactions were exempt from registration requirements of Section 4(2) of the Securities Act as transactions not involving a public offering.

(O) Obligation to Reserve Stock

As of March 31, 2007, the Company had an obligation to reserve 5,713,748,683 shares of common stock issuable upon conversion of debentures. In addition, as of March 31, 2007, the Company had outstanding warrants totaling 76,686,612 shares of common stock.

(P) Amendment to Articles of Incorporation

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

NOTE 7   INCOME TAXES

Income tax expense (benefit) is summarized as follows:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	December 9, 2002 (Inception) through March 31, 2007
Current:
Federal	$-	$-	$-
State	-	-	-
Deferred - Federal and State	-	-	-
Income tax expense (benefit)	$-	$-	$-

The Company's tax expense differs from the "expected" tax expense as follows:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	December 9, 2002 (Inception) through March 31, 2007

U.S. Federal income tax expense (benefit)	$(234,812)	$(666,100)	$(22,635,219)
Effect on net operating loss carryforward	234,812	666,100	22,635,219
	$-	$-	$-

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	March 31, 2007	December 31, 2006
Deferred tax assets:
Net operating loss carry forward	$22,635,219	$22,400,407
Total gross deferred tax assets	22,635,219	22,400,407
Less valuation allowance	(22,635,219)	(22,400,407)

Net deferred tax assets	$-	$-

At March 31, 2007, the Company had a net operating loss carry forward of $60,152,057 for U.S. Federal income tax purposes available to offset future taxable income expiring through 2026. The net change in the valuation allowance during the three months ended March 31, 2007 was an increase of $624,002.

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

As the Company has not commenced sales of the game system and there is no definitive way to determine the future economic benefit associated with the payments for the guaranteed license fees, the company has expensed the guaranteed license fees as incurred. From December 9, 2002 (inception) through March 31, 2007, $225,000 of guaranteed license fees had been accrued and reported on the accompanying financial statements.

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

As the company has not commenced sales of the game system and there is no definitive way to determine the future economic benefit associated with the advance payments, the company has expensed the advance royalty payments as incurred. From December 9, 2002 (inception) through March 31, 2007, $50,000 of guaranteed license fees had been accrued and reported on the accompanying financial statements.

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

As the company has not commenced sales of the game system and there is no definitive way to determine the future economic benefit associated with the advance payments, the company has expensed the advance royalty payments as incurred. From December 9, 2002 (inception) through March 31, 2007, $500,000 of guaranteed license fees had been accrued and reported on the accompanying financial statements.

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

In addition, Infinium would have incurred royalty fees with respect to each unit of product distributed. These per unit royalty fees shall be applied against the aforementioned advance royalty payments. If the advance royalty payments would have been earned down and recouped by Infinium, then Infinium would have been required to pay directly to Eidos the per unit royalty fees for every unit of product it distributes. The per unit royalty fee ranges from 25% to 50% of Infinium’s net receipts

As the company has not commenced sales of the game system and there is no definitive way to determine the future economic benefit associated with the advance payments, the company has expensed the advance royalty payments as incurred. From December 9, 2002 (inception) through March 31, 2007, $125,000 of guaranteed license fees had been accrued and reported on the accompanying financial statements.

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

As the company has not commenced sales of the game system and there is no definitive way to determine the future economic benefit associated with the advance payments, the company has expensed the advance royalty payments as incurred. From December 9, 2002 (inception) through March 31, 2007, $10,000 of guaranteed license fees had been accrued and reported on the accompanying financial statements.

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

As the company has not commenced sales of the game system and there is no definitive way to determine the future economic benefit associated with the advance payments, the company has expensed the advance royalty payments as incurred. From December 9, 2002 (inception) through March 31, 2007, $175,000 of guaranteed license fees had been accrued and reported on the accompanying financial statements.

The letter of intent with Vivendi requires Infinium to make the following non-refundable payments:

September 25, 2004	$125,000
Total	$125,000

(B) Development Agreement

The company has a development agreement dated October 11, 2004 in place with BIOSTAR for the Phantom Game Receiver mainboard and graphics adapter. Terms are: $156,000 due at signing; $78,000 due before ship of pilot production units from Biostar; $78,000 due on acceptance of pilot units. The end design product will be wholly owned by the company. From December 9, 2002 (inception) through March 31, 2007, $337,139 of expenses have been accrued and reported on the accompanying financial statements. During September 2005, the Company settled the outstanding amounts plus related legal fees with Biostar by issuing 6,361,113 shares of common stock with a fair value of $311,695 on the date of settlement. The shares were issued under a court ordered settlement pursuant to 3(a)(10) under the Securities Act of 1933.

(C) Litigation

Beshara v. Infinium Labs Corporation, No. 2005 CA 005103 NC. In May 2005, Beshara sued us in the Circuit Court for Sarasota County, Florida, alleging default of a promissory note and seeking damages of approximately $1,400,000.00. On October 25, 2005, we settled accrued interest through October 31, 2005, together with reasonable attorneys’ fees, in the amount of $384,192 through issuance of 7,114,667 shares of our stock. On March 17, 2006, we entered into a conversion agreement with Beshara in order to reduce a portion of the outstanding principal and interest with 40,000,000 shares of common stock (as of May 22, 2006). In September 2006, the parties amended the promissory note to add for conversion of debt into equity. As of March 31, 2007, the remaining principal on the debt is approximately $484,731. So long as Beshara continues to convert debt into equity the foregoing action shall be abated.

Black Rocket Euro RSCG, LLC v. Phantom Entertainment, Inc., No. 2005 CA 5008 NC. In May 2005, Black Rocket sued us in the Circuit Court for Sarasota County, Florida, alleging breach of contract and seeking damages in the amount of $95,272.00. Due to an administrative error, our attorney neglected to file a notice of appearance and on January 25, 2006, Black Rocket obtained a default judgment in the amount of $104,629. We have recorded $104,629 as well as $7,185 in accrued interest, as of March 31, 2007, in accounts payable.

CDW Corporation v. Infinium Labs Corporation, No. 05-M1-131484. In May 2005, CDW sued us in the Circuit Court of Cook County, Illinois, alleging that the Company placed orders for goods, failed to pay for such orders and thus breached the contract and seeking damages in the amount of $26,958. Due to financial constraints, we may not be able to replace local counsel. On February 7, 2006, the court entered judgment for $26,958 and we have recorded $27,932, including interest through March 31, 2007, in accounts payable.

GMR Marketing, LLC, v. Phantom Entertainment, Inc., No. 20050CA-10535NC. In January 2006, GMR sued us in the District Court of Florida, Sarasota County, alleging that it rendered advertising services and that the Company failed to pay for such services thereby breaching the contract. GMR sought damages in the amount of $107,544. Due to an error with our Florida counsel an answer to the complaint was not filed and on February 1, 2005 GMR received a default judgment in the amount of $107,883. Through March 31, 2007, the Company has recorded a total of $119,746, including interest, in accounts payable. On October 25, 2006, the parties entered into a settlement agreement whereby the Company agreed to pay GMR $71,000 no later than December 20, 2006 in exchange for a full release of all previous claims.

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

Morley and Campbell v. Timothy Roberts and Phantom Entertainment, Inc., No. D-1-GN-06-000851. In April 2006, Morley and Campbell sued Timothy Roberts individually and the Company in the District Court, 200 Judicial District, Travis County, Texas for breach of contract in failing to perform the remainder of an Asset Purchase Agreement and Assignment of Rights between plaintiffs and Roberts. The total claim is for $30,000. Phantom is defending itself vigorously in this suit and has retained local counsel in order to do so. No contingency has been accrued as of March 31, 2007. As of the date of this Annual Report, the plaintiff has not pursued any further remedies, and the Company believes that the action has been dropped.

  M. Tyler Boles v. Phantom Entertainment, Inc., No. V06-30. In January 2006, M. Tyler Boles sued us in the General District Court for Nelson County, Delaware, alleging a claim for money and seeking damages in the amount of $1,200. A judgment was entered in March 2006 for $1,254 and we have recorded $1,339, including interest through March 31, 2007, in accounts payable.

Oracle USA, Inc. v. Phantom Entertainment, Inc. , No. C05-5049. In December 2005, Oracle USA sued us in the United States District Court, Northern District of California, San Francisco Division, alleging that the Company placed orders for software, failed to pay for such orders and thus breached the contract and seeking damages in the amount of $198,818. In March 2006 judgment was entered against the Company in the aforementioned court for $199,068 and, as of March 31, 2007, this amount has been recorded in accounts payable.

Ronald Westman v. Phantom Entertainment, Inc. , No. 2006 CA 010711 NC. In November 2006, Ronald Westman filed an action in the Circuit Court for Sarasota County, Florida. The Company has not been served with the summons and complaint and, therefore, can not provide any further detail.

SBI USA, LLC v. Phantom Entertainment, Inc., No. 05CC10694. In November 2005, SBI USA, LLC, sued us in the Superior Court of California, Orange County, alleging breach of contract and seeking damages in the amount of $58,000. Judgment was entered against the Company in the aforementioned court in April 2006 for $55,000 and we have recorded $62,503, including interest through March 31, 2007, in accounts payable.

Walter Dorwin Teague Associates v. Phantom Entertainment, Inc., No. 05-9-35846-2. In December 2005, Teague Associates entered an arbitration award in the Superior Court for King County, Washington. The judgment is for $51,843 and we have recorded $57,657, including interest through March 31, 2007, in accounts payable. Teague & Associates was retained in 2004 to assist and support various industrial design requirements associated with hardware for the Phantom Game Service. The Company defaulted on its payment obligations and this resulted in the associated arbitration award.

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

In May 2006, Mr. Roberts, in his personal capacity, was served with a complaint from the SEC in the matter entitled Securities and Exchange Commission vs. Timothy M. Roberts in the US District Court for the Middle District of Florida, Orlando Division, pursuant to which the SEC alleges that Mr. Roberts made false statements with regard to the Company’s prospects while at the same time selling his shares of the Company’s common stock for personal gain through his alleged participation in a “phony fax scam”. The SEC seeks judgment against Mr. Roberts enjoining him from future violations of securities laws, requiring that he disgorge any gain or benefit he received from past violations, and imposing penalties for the violations. Further, the SEC seeks a judgment prohibiting Mr. Roberts from serving in the future as an officer or director of a public company and from participating in any offering of “penny stocks”. While the Board of Directors has currently agreed to indemnify Mr. Roberts’ legal expenses specifically related to this matter, and we have recorded $70,358 in accounts payable as of March 31, 2007. On May 9, 2007, the Board of Directors agreed to authorize and directed the Company to (i) fully indemnify Mr. Roberts against the nature of the action arising out of the SEC Complaint and (ii) enter into a settlement agreement whereby the total debt due of $2,062.50 was to be settled for the same amount pursuant to 3(a)(10) of the Securities Act of 1933. On the same date, the Company entered into the aforementioned settlement agreement.

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

John W. Anderson and Adam Goldblatt v. Phantom Entertainment, Inc. In 2007, John W. Anderson and Adam Goldblatt filed an action in the Superior Court for Seattle County, Washington. On January 30, 2007, plaintiff obtained a Default Judgment against the Company for unpaid compensation and related damages in the aggregate amount of $106,109.19 and we have accrued $106,109.19 of expense as of March 31, 2007.

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We may become involved in material legal proceedings in the future.

(D) Licenses

As detailed above in Note 8 (A), the Company has entered into agreements with a number of publishers to provide content for our Phantom Game Service . These agreements provide that we pay an advance to each publisher, which is recoupable by us against future royalties payable to these publishers under their respective agreements. As of March 31, 2007, the Company currently owes an aggregate of $845,000 to these publishers pursuant to these agreements and, if we fail to pay these advances, these agreements may be terminated.

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

As of
March 31, 2007
Payroll	$379,919
Payroll taxes	1,365,167
Penalties and interest	910,870
Accrued payroll and payroll taxes	$2,655,956

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

(B) Warrants Issued and Outstanding

Stock Purchase Warrants

For the quarter ended March 31, 2007, the Company granted no warrants to purchase shares of common stock.

	March 31, 2007	December 31, 2006
Warrants for common stock issued to a note holder. The term of the warrants are five years expiring November 10, 2009. The warrants are exercisable at $0.10 per share	5,873,288	5,873,288

Warrants for common stock issued to a note holder. The term of the warrants are five years expiring November 10, 2009. The warrants are exercisable at $0.10 per share.	11,630,138	11,630,138

Warrants issued with subscription agreements. The term of the warrants are five years expiring November 10, 2009 and are exercisable at $0.10 per share.	678,900	678,900

Warrants issued with subscription agreements. The term of the warrants are five years expiring November 10, 2009 and are exercisable at $0.25 per share.	1,344,000	1,344,000

Warrants issued with subscription agreements. The term of the warrants are five years expiring November 10, 2009 and are exercisable at $0.10 per share.	3,084,181	3,084,181

Warrants issued in conjunction with convertible notes. The term of the warrants are five years expiring December 31, 2009 and are exercisable at $0.50 per share.	232,000	232,000

Warrants issued in conjunction with convertible notes. The term of the warrants are five years expiring December 31, 2009 and are exercisable at $0.50 per share.	200,000	200,000

Warrants for common stock issued to note holders. The term of the warrants are five years expiring October 22, 2009. The warrants are exercisable at $0.50 per share.	500,000	500,000

Warrants for common stock issued to note holders. The term of the warrants are five years expiring October 27, 2009. The warrants are exercisable at $0.50 per share.	500,000	500,000

Warrants for common stock issued to note holders. The term of the warrants are five years expiring December 31, 2009. The warrants are exercisable at $0.10 per share.	5,437,487	5,437,487

Warrants for common stock issued to note holders. The term of the warrants are five years expiring December 31, 2009. The warrants are exercisable at $0.75 per share.	5,437,487	5,437,487

Warrants for common stock issued to note holders. The term of the warrants are five years expiring December 31, 2009. The warrants are exercisable at $1.00 per share.	5,437,487	5,437,487

Warrants for common stock issued to note holder. The term of the warrants is three years expiring February 4, 2008. The warrants are exercisable at $0.10 per share.	200,000	200,000

Warrants for common stock issued to note holder. The term of the warrants is three years expiring February 4, 2008. The warrants are exercisable at $0.10 per share.	200,000	200,000

Warrants for common stock issued to note holder. The term of the warrants is three years expiring February 4, 2008. The warrants are exercisable at $0.10 per share.	100,000	100,000

Warrants for common stock granted to note holder. The terms of the warrants are three years expiring April 29, 2008. The warrants are exercisable at $0.10 per share.	400,000	400,000

Warrants for common stock issued to note holders. The term of the warrants are five years expiring December 31, 2009. The warrants are exercisable at $0.10 per share.	4,687,485	4,687,485

Warrants for common stock issued to an investor. The term of the warrants are five years expiring June 10, 2010. The warrants are exercisable at $0.10 per share.	6,226,359	6,226,359

Warrants for common stock issued to an investor. The term of the warrants is three years expiring September 19, 2008. The warrants are exercisable at $0.10 per share.	8,160,000	8,160,000

Warrants for common stock issued to a note holder. The term of the warrants are three years expiring January 25, 2009. The warrants are exercisable at $1.09 per share.	5,000,000	5,000,000

Warrants for common stock issued parties identified by noteholder as additional consideration for a note. The term of the warrants is five years expiring June 30, 2011. The warrants are exercisable at $0.015 per share.	1,357,800	1,357,800

Warrants for common stock issued parties identified by noteholder as additional consideration for a note. The term of the warrants is five years expiring August 18, 2011. The warrants are exercisable at $0.015 per share.	10,000,000	10,000,000

Total	76,686,612	76,686,612

NOTE 10   GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no sales and has recurring losses from inception of $72,843,481, has a working capital deficiency of $15,384,849, a stockholders’ deficiency of $15,657,940, has a negative cash flow from operations of $15,705,055 from inception and notes payable in default of $534,640. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

On December 9, 2005, the July 28, 2004 promissory note for $500,000 was assigned by Mr. Witzer to a Dick Angelotti, a Director.  The terms of the promissory note were subsequently amended to provide that as of November 1, 2005, principal and accrued interest totaled $560,437.43.  With respect to the revised principal, commencing November 2, 2005, simple interest at a rate of fifteen percent (15%) per annum will accrue on a monthly basis until December 31, 2006 (maturity date), at which time the entire remaining principal and all accrued and unpaid interest are due in full.

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

PHANTOM ENTERTAINMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)

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

Plan of Operations

We have incurred recurring losses from operations since inception. Our loss from operations for the three months ended March 31, 2007 was $393,127. Our loss from operations for the year ended December 31, 2006 was $4,454,583. At March 31, 2007, we had a working capital deficit of $15,384,849 and accumulated deficit (losses from net income since inception) of $72,843,481. In their report on our audited financial statements for the year ended December 31, 2006, our independent auditors expressed substantial doubt about our ability to continue as a going concern.

Our activities to date have been funded by equity and debt investments. As of March 31, 2007, we had received approximately $9,687,056 in equity investments and $8,072,572 in debt and convertible debt financings.

PHANTOM ENTERTAINMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)

Development costs for three months ended March 31, 2007, the three months ended March 31, 2006 and the period from December 9, 2002 (Inception) to March 31, 2007 were $0, $82,947 and $38,333,329, respectively:

At March 31, 2007, we were in default on payment of promissory notes with a principal amount of $534,640. Our outstanding debt for borrowed money has generally been provided on a short-term basis, bears interest at rates ranging from 8% to 17% and, in many cases, was accompanied by the grant of common stock or warrants to purchase common stock, which contributed to the costs of the financings.

As of March 31, 2007, the Company currently owes an aggregate of $845,000 to publishers pursuant to their agreements and, if we fail to pay these advances, these agreements may be terminated.

As of March 31, 2007, we have recorded an aggregate of $5,924,900 in debt discount, of which $5,924,900 was amortized as interest expense.

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

Development of the Phantom Lapboard

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

PHANTOM ENTERTAINMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)

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

PHANTOM ENTERTAINMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)

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

Through the filing of its 10-QSB for the year quarter ended March 31, 2006, our Disclosure Controls were not effective in enabling us to record and properly report embedded conversion features and freestanding warrants pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” As such, in September 2006, the Company restated its 10-KSB for the years ended 2004 and 2005, all quarterly periods in 2005, and for the period ending March 31, 2006. The unaudited financial statements included on Form 10-QSB for the period ended March 31, 2007 reflect the correct accounting treatment for transactions suggesting treatment under EITF 05-04 and 00-19.

(b) Changes in Internal Controls

We have taken actions to strengthen the internal controls over financial reporting with respect to EITF 0019 to address these derivative issues and to increase the level of review and oversight for these types of matters. We believe that, as of the date of this Quarterly Report, we have remedied the weakness in our internal control over financial reporting with respect to our accounting for the derivative instruments.

PHANTOM ENTERTAINMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings:

Beshara v. Infinium Labs Corporation, No. 2005 CA 005103 NC. In May 2005, Beshara sued us in the Circuit Court for Sarasota County, Florida, alleging default of a promissory note and seeking damages of approximately $1,400,000.00. On October 25, 2005, we settled accrued interest through October 31, 2005, together with reasonable attorneys’ fees, in the amount of $384,192 through issuance of 7,114,667 shares of our stock. On March 17, 2006, we entered into a conversion agreement with Beshara in order to reduce a portion of the outstanding principal and interest with 40,000,000 shares of common stock (as of May 22, 2006). In September 2006, the parties amended the promissory note to add for conversion of debt into equity. As of March 31, 2007, the remaining principal on the debt is approximately $484,731. So long as Beshara continues to convert debt into equity the foregoing action shall be abated.

Black Rocket Euro RSCG, LLC v. Phantom Entertainment, Inc., No. 2005 CA 5008 NC. In May 2005, Black Rocket sued us in the Circuit Court for Sarasota County, Florida, alleging breach of contract and seeking damages in the amount of $95,272.00. Due to an administrative error, our attorney neglected to file a notice of appearance and on January 25, 2006, Black Rocket obtained a default judgment in the amount of $104,629. We have recorded $104,629 as well as $7,185 in accrued interest, as of March 31, 2007, in accounts payable.

CDW Corporation v. Infinium Labs Corporation, No. 05-M1-131484. In May 2005, CDW sued us in the Circuit Court of Cook County, Illinois, alleging that the Company placed orders for goods, failed to pay for such orders and thus breached the contract and seeking damages in the amount of $26,958. Due to financial constraints, we may not be able to replace local counsel. On February 7, 2006, the court entered judgment for $26,958 and we have recorded $27,932, including interest through March 31, 2007, in accounts payable.

GMR Marketing, LLC, v. Phantom Entertainment, Inc., No. 20050CA-10535NC. In January 2006, GMR sued us in the District Court of Florida, Sarasota County, alleging that it rendered advertising services and that the Company failed to pay for such services thereby breaching the contract. GMR sought damages in the amount of $107,544. Due to an error with our Florida counsel an answer to the complaint was not filed and on February 1, 2005 GMR received a default judgment in the amount of $107,883. Through March 31, 2007, the Company has recorded a total of $119,746, including interest, in accounts payable. On October 25, 2006, the parties entered into a settlement agreement whereby the Company agreed to pay GMR $71,000 no later than December 20, 2006 in exchange for a full release of all previous claims.

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

PHANTOM ENTERTAINMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)

Morley and Campbell v. Timothy Roberts and Phantom Entertainment, Inc., No. D-1-GN-06-000851. In April 2006, Morley and Campbell sued Timothy Roberts individually and the Company in the District Court, 200 Judicial District, Travis County, Texas for breach of contract in failing to perform the remainder of an Asset Purchase Agreement and Assignment of Rights between plaintiffs and Roberts. The total claim is for $30,000. Phantom is defending itself vigorously in this suit and has retained local counsel in order to do so. No contingency has been accrued as of March 31, 2007. As of the date of this Annual Report, the plaintiff has not pursued any further remedies, and the Company believes that the action has been dropped.

  M. Tyler Boles v. Phantom Entertainment, Inc., No. V06-30. In January 2006, M. Tyler Boles sued us in the General District Court for Nelson County, Delaware, alleging a claim for money and seeking damages in the amount of $1,200. A judgment was entered in March 2006 for $1,254 and we have recorded $1,339, including interest through March 31, 2007, in accounts payable.

Oracle USA, Inc. v. Phantom Entertainment, Inc. , No. C05-5049. In December 2005, Oracle USA sued us in the United States District Court, Northern District of California, San Francisco Division, alleging that the Company placed orders for software, failed to pay for such orders and thus breached the contract and seeking damages in the amount of $198,818. In March 2006 judgment was entered against the Company in the aforementioned court for $199,068 and, as of March 31, 2007, this amount has been recorded in accounts payable.

Ronald Westman v. Phantom Entertainment, Inc. , No. 2006 CA 010711 NC. In November 2006, Ronald Westman filed an action in the Circuit Court for Sarasota County, Florida. The Company has not been served with the summons and complaint and, therefore, can not provide any further detail.

SBI USA, LLC v. Phantom Entertainment, Inc., No. 05CC10694. In November 2005, SBI USA, LLC, sued us in the Superior Court of California, Orange County, alleging breach of contract and seeking damages in the amount of $58,000. Judgment was entered against the Company in the aforementioned court in April 2006 for $55,000 and we have recorded $62,503, including interest through March 31, 2007, in accounts payable.

Walter Dorwin Teague Associates v. Phantom Entertainment, Inc., No. 05-9-35846-2. In December 2005, Teague Associates entered an arbitration award in the Superior Court for King County, Washington. The judgment is for $51,843 and we have recorded $57,657, including interest through March 31, 2007, in accounts payable. Teague & Associates was retained in 2004 to assist and support various industrial design requirements associated with hardware for the Phantom Game Service. The Company defaulted on its payment obligations and this resulted in the associated arbitration award.

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

In May 2006, Mr. Roberts, in his personal capacity, was served with a complaint from the SEC in the matter entitled Securities and Exchange Commission vs. Timothy M. Roberts in the US District Court for the Middle District of Florida, Orlando Division, pursuant to which the SEC alleges that Mr. Roberts made false statements with regard to the Company’s prospects while at the same time selling his shares of the Company’s common stock for personal gain through his alleged participation in a “phony fax scam”. The SEC seeks judgment against Mr. Roberts enjoining him from future violations of securities laws, requiring that he disgorge any gain or benefit he received from past violations, and imposing penalties for the violations. Further, the SEC seeks a judgment prohibiting Mr. Roberts from serving in the future as an officer or director of a public company and from participating in any offering of “penny stocks”. While the Board of Directors has currently agreed to indemnify Mr. Roberts’ legal expenses specifically related to this matter, and we have recorded $70,358 in accounts payable as of March 31, 2007. On May 9, 2007, the Board of Directors agreed to authorize and directed the Company to (i) fully indemnify Mr. Roberts against the nature of the action arising out of the SEC Complaint and (ii) enter into a settlement agreement whereby the total debt due of $2,062.50 was to be settled for the same amount pursuant to 3(a)(10) of the Securities Act of 1933. On the same date, the Company entered into the aforementioned settlement agreement.

PHANTOM ENTERTAINMENT INC. AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)

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

John W. Anderson and Adam Goldblatt v. Phantom Entertainment, Inc. In 2007, John W. Anderson and Adam Goldblatt filed an action in the Superior Court for Seattle County, Washington. On January 30, 2007, plaintiff obtained a Default Judgment against the Company for unpaid compensation and related damages in the aggregate amount of $106,109.19 and we have accrued $106,109.19 of expense as of March 31, 2007.

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

During February 2007, the Company issued 47,000,000 shares of common stock in full settlement of a note and accrued interest. The fair value was $84,600 ($0.0018 per share). Principal and interest in the amount of $50,838 was converted and a $33,762 loss was recognized.

During March 2007, the Company issued 132,800,000 shares of common stock in full settlement of two notes and accrued interest. The fair value was $159,360 ($0.0012 per share). Principal and interest in the amount of $100,542 was converted and a $58,818 loss was recognized.

During March 2007, the Company issued 425,000,000 shares of common stock in full settlement of two notes and accrued interest. Principal and interest in the amount of $3,103,894 ($0.0073 per share) was converted and a $1,292,269 gain was recognized for the settlement of the accrued interest.

During March 2007, the Company issued 9,990,909 shares of common stock in partial settlement of principal aggregating $91 ($0.000009 per share) and no gain or loss was recognized.

During March 2007, the Company issued 9,091 shares of common stock for warrants exercised aggregating $9,909 ($1.09 per share) and no gain or loss was recognized.

Item 3.

Defaults upon Senior Securities:

At March 31, 2007, we were in default on payment of promissory notes with a principal amount of $534,640. Our outstanding debt for borrowed money has generally been provided on a short-term basis, bears interest at rates ranging from 8% to 17% and, in many cases, was accompanied by the grant of common stock or warrants to purchase common stock, which contributed to the costs of the financings.

Item 4.

Submission of Matters to a Vote of Security Holders:

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

None.

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

Dated: May 21, 2007

PHANTOM ENTERTAINMENT, INC.

By: /s/ Greg Koler
Greg Koler, Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Principal Accounting and Financial Officer)